Form 10-Q
period 1996-06-30
MAVERICK TUBE CORPORATION
filed 1996-08-13
CIK 869087

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

                                                                  OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ___________

Commission file number: 1-10651


                            MAVERICK TUBE CORPORATION

State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)

DELAWARE                                                     43-1455766

                           MAVERICK TUBE CORPORATION
                            400 Chesterfield Center
                                  Second Floor
                          Chesterfield, Missouri 63017
                                (314) 537 - 1314


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                                        Outstanding

Common Stock, $.01 Par Value                                     7,472,071
as of August 6, 1996


                    MAVERICK TUBE CORPORATION AND SUBSIDIARY

                                      INDEX
                                                                                PAGE NO.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial statements (Unaudited)

           Condensed Consolidated Balance Sheets -- June 30, 1996
           and September 30, 1995                                                   3

           Condensed Consolidated Statements of Operations -- Three and
           nine month periods ended June 30, 1996 and 1995                          4

           Condensed Consolidated Statement of Cash Flows -- Nine
           months ended June 30, 1996 and 1995                                      5

           Notes to Condensed Consolidated Financial Statements                     6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                7

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                        12

SIGNATURE PAGE                                                                     13



Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

                    MAVERICK TUBE CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                               JUNE 30,           SEPTEMBER 30,
                                                                 1996                1995
                                                              (Unaudited)           (Note)
                                                              -----------         ------------

ASSETS
CURRENT ASSETS
     Cash and cash ........................................      $  1,601         $    491
     Accounts receivable, less allowances of $392 and
       $306 on June 30, 1996 and September 30, 1995,
     respectively .........................................        17,907           18,914
     Inventories (See Notes 2 & 3).........................        45,953           33,272
     Deferred income taxes.................................           645              645
     Prepaid expenses and other current assets.............           638              896
     assets
                                                                 --------          -------
         Total current ....................................        66,744           54,218
     assets

PROPERTY, PLANT AND EQUIPMENT
     Less accumulated depreciation (June 30, 1996 -
       $20,532; September 30, 1995 - $16,824)..............        50,794            51,168

Other Assets...............................................         1,052             1,108
                                                                 --------          --------

TOTAL ASSETS...............................................      $118,590          $106,494
                                                                 ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable......................................      $ 24,350          $ 17,419
     Accrued expenses and other liabilities................         5,407             3,732
     Deferred revenue (See Note 2) ........................         5,964                --
     Current maturities of long-term debt .................         2,448             2,795
     debt
                                                                  --------         --------

         Total current liabilities.........................        38,169            23,946

LONG TERM DEBT, less current maturities....................        16,009            18,045


REVOLVING CREDIT FACILITY .................................        10,000            15,000

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value;
         20,000,000 authorized shares,
         7,472,071 issued .................................            75                74
     shares
     Additional paid-in capital............................        37,673            37,469
     Retained earnings.....................................        16,664            11,960
                                                                 --------          --------

         Total stockholders' equity........................        54,412            49,503
                                                                 --------          --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................      $118,590          $106,494
                                                                 ========          ========

 ...................................................................................................................................
Note:  The condensed  consolidated balance sheet at September 30, 1995, has been derived from the audited consolidated financial statements at that date.
 ...................................................................................................................................

See accompanying notes to condensed consolidated financial statements.

                    MAVERICK TUBE CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                   (Unaudited)

                                                     Three months ended                     Nine months ended
                                                          June 30                                June 30
                                                1996                1995               1996                1995
                                          ---------------------------------------------------------------------


NET SALES (See Note 2) ...................   $56,333             $38,031           $142,067            $121,484

COSTS and EXPENSES
     Cost of goods sold ..................    49,750              36,165            126,886             115,192
     Selling, general and
     administrative.......................     2,823               2,174              7,320               5,746
     Structural start-up costs ...........        --                  --                 --                 245
                                              ------              ------            -------             -------
     Income (loss) from operations
        (See Note 2) .....................     3,760                (308)             7,861                 301

OTHER INCOME (EXPENSE)
     Interest expense ....................      (602)               (870)            (1,963)             (2,330)
     Other income (expense) ..............        36                 773                (18)                793
                                              ------              ------            -------             -------
     Income (loss) before income
        taxes (See Note 2) ...............     3,194                (405)             5,880              (1,236)

 PROVISION FOR INCOME TAXES ..............       639                (101)             1,176                (309)
                                              ------              ------            -------             -------

NET INCOME (LOSS) (See Note 2) ...........    $2,555               ($304)            $4,704               ($927)
                                              ======              ======             ======             =======

EARNINGS (LOSS) PER COMMON AND
     COMMON EQUIVALENT SHARE
     (See Note 2)                              $0.34              ($0.04)             $0.63              ($0.12)
                                              ======              ======             =======            =======

Earnings (loss) per common and common equivalent share calculation:

Net income (loss) (See Note 2) ...........    $2,555               ($304)            $4,704               ($927)

Average shares
outstanding...............................  7,472,071          7,440,229          7,468,964           7,440,229

Net income (loss) /average
shares outstanding (See Note 2) ..........     $0.34              ($0.04)             $0.63              ($0.12)
                                              ======              ======             ======             =======

See accompanying notes to condensed consolidated financial statements.

                    MAVERICK TUBE CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                           Nine Months Ended
                                                                              June 30,
                                                                          1996            1995
                                                                        ------------------------

OPERATING ACTIVITIES
  Net income (loss)...............................................      $4,704             ($927)
  Adjustments  to reconcile  net income  (loss) to net cash  provided
    (used) by operating activities:
    Depreciation and amortization ................................       3,877             3,459
    Provision for accounts receivable allowances .................          85               (20)
    (Gain) loss on sale of equipment .............................          --               (20)
    Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable ................         922            (2,494)
       (Increase) in inventories .................................     (12,680)          (10,391)
       (Increase) decrease in prepaid expenses
         and other assets ........................................         456               (21)
       Increase (decrease) in accounts payable ...................       6,932            (1,917)
       Increase in accrued liabilities and other
          expenses................................................       1,675              (291)
       Increase in deferred revenue (See Note 2)                         5,964                --
                                                                        ------            ------
       Cash (used) provided by operating activities ..............      11,935           (12,622)

INVESTING ACTIVITIES
  Purchases of property, plant and equipment .....................      (3,334)           (5,085)
  Proceeds from sale of equipment ................................          --                20
  Other ..........................................................        (314)             (104)
                                                                        ------             -----
       Cash used by investing activities .........................      (3,648)           (5,169)

FINANCING ACTIVITIES
  Proceeds from borrowings .......................................      43,100            56,442
  Principal payments on borrowings ...............................     (50,483)          (39,008)
                                                                        ------            ------
                                                                        (7,383)           17,434
  Net proceeds from sale of common stock .........................         206                --
                                                                        ------            ------
       Cash (used) provided by financing activities ..............      (7,177)           17,434
  Increase (Decrease) in cash and cash equivalents ...............       1,110              (357)
Cash and cash equivalents at beginning of period .................         491               884
                                                                        ------            ------
Cash and cash equivalents at end of period .......................      $1,601              $527
                                                                        ======            ======

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
Interest..........................................................     $2,087            $2,525

Income taxes .....................................................       $785             ($127)

See accompanying notes to condensed consolidated financial statements.

                    MAVERICK TUBE CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)      BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of Maverick Tube Corporation (the "Company") and its wholly-owned subsidiary, Maverick Tube International, Inc. All significant intercompany balances and transactions have been eliminated.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended September 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1995.

(2)      REVENUE RECOGNITION

         The Company, effective January 1, 1996, records revenue on energy products at the date of shipment pursuant to customer instructions, rather than its previous practice of recording revenue at the time goods were set aside for customers at the customer's request. The previous practice was not material to prior periods, nor is the new practice expected to have any material effect on future periods. However, included in the results of the nine months ended June 30, 1996 was a one-time effect of this change in practice which resulted in a reduction in net sales, gross margins, earnings and earnings per share of $8.7 million, $1.0 million, $839,000 and $0.11, respectively and recorded during the second fiscal quarter.

(3)      INVENTORIES

         The components of inventories consisted of the following:

                                                            June 30,             September 30,
                                                               1996                     1995
                                                                   (In thousands)

                  Finished goods                           $25,096                 $16,457
                  Work-in-process                            2,458                   2,799
                  Raw materials                              9,498                   7,554
                  In-transit materials                       5,635                   3,458
                  Storeroom parts                            3,266                   3,004
                                                     -------------------------------------
                                                           $45,953                 $33,272
                                                     =====================================


         Inventories are principally valued at the lower of average cost or market.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company's products consist of electrical resistance welded ("ERW") tubular products sold primarily into energy and industrial applications in North America. The Company's energy segment includes Oil Country Tubular Goods (OCTG) and line pipe which are sold primarily to distributors who supply end users in the energy industry. The Company's industrial products segment consists of structural tubing and standard pipe which are sold primarily to distributors who supply end users in construction, transportation, agriculture and other industries. Demand for the Company's energy related products depends primarily upon the number of oil and natural gas wells being drilled in the United States and Canada, the depth and drilling conditions of these wells and the number of well completions, which are in turn primarily dependent on oil and natural gas prices. Domestic consumption of OCTG is supplied by domestic and foreign pipe. Given the numerous applications for the Company's industrial products, sources of demand for such products are diversified. Such demand generally depends on the general level of economic activity in the construction, transportation, agricultural, material handling and recreational segments, the use of structural tubing as a substitute for other structural steel forms, such as I-beams and H-beams, and draw downs of existing inventories.

According to published industry reports, domestic drilling activity and the demand for the Company's OCTG products rose by 12% and 24%, respectively for the quarter ended June 30, 1996, as compared to the same period of the previous year. The increase in consumption per rig was due to a higher portion of gas wells being drilled and increased rig efficiencies. Natural gas drilling increased by 35% during the quarter as compared to a year earlier, while oil related drilling decreased by 8%. The Company believes that the increase in gas drilling was due to 50% higher gas prices when compared to the same period of the prior fiscal year while the decline in oil drilling, despite continued higher oil prices, was due to pessimism as to future pricing for oil, due to Iraq's pending re-entry into the world oil markets. The trend in overall drilling during the quarter continued upward, as drilling at the end of the quarter was 15% higher than the year before.


Domestic OCTG producers benefited from a 17% reduction in imports of OCTG products during the quarter from the levels of a year ago. Import penetration fell to an estimated 12% during the third quarter of fiscal 1996 from 18% during the same quarter last year. The domestic OCTG business also benefited from an estimated 58% increase in exports during the quarter, with exports accounting for an estimated 19% of domestic production during the quarter. Inventories also increased slightly during the quarter, compared to a more significant draw down of inventories during the same period last year. The swing in inventories was equal to approximately 11% of new OCTG demand.

According to published reports, total domestic production increased by 43% during the quarter, based on a 40% increase of shipments into the domestic market and the increase in exports. The Company believes that the strengthened demand for Maverick's land oriented OCTG and reduced competition from seamless producers who shifted production into Gulf of Mexico operations were responsible for a significantly increased market share. Maverick's energy related shipments during the quarter increased by 64% from the same quarter last year.

Management estimates the demand for the Company's structural tube (commonly referred to as hollow structural sections or HSS) products increased by 4% in the quarter. In addition, management estimates imports of HSS products declined by approximately 20%. Further, inventories of HSS held by distributors were stable during the quarter, as opposed to the same quarter last year when inventories were being reduced. As a result of the above market conditions, domestic shipments of HSS rose by 32%. The Company's shipments of industrial products rose by 34%, due to a 33% increase in HSS shipments and a 36% increase in standard pipe shipments.

Pricing of the Company's products was generally lower during the quarter when compared to last year. Pricing for the Company's energy products was up by 0.4%, due to an improved mix offsetting some lower unit sales prices. Pricing for the Company's industrial products has fallen by approximately $50 per ton, or 9% as compared to the quarter ended June 30, 1995, due primarily to lower replacement costs for steel. The Company has announced pricing increases on all the products the Company makes as has the Company's principal competitors. In the Company's energy business, substantial backlogs of price protected products exist, delaying the impact of price increase efforts. While the Company is receiving orders at higher prices, there is no assurance as to how much and when the overall average prices of the Company's products will increase.

Steel costs included in cost of goods sold decreased during the quarter by $30 per ton, or 8% due to previous declines in steel costs. Steel costs during the quarter were generally below replacement costs. Previously announced price increases for steel will cause the Company's steel costs to rise by an estimated 6 - 9% during the fourth quarter of fiscal 1996, at which time costs will have risen to a level approximating replacement costs. The Company believes that the reason for increasing steel costs is supply related rather than demand related as substantial production outages at several steel manufacturers occurred during the last several months, significantly reducing the availability of hot rolled steel. These outages were temporary and full production has been reestablished. In addition, the supply of steel is continuing to increase significantly as seven new steel mills are scheduled to begin or have begun the production and sale of hot rolled steel by the end of the year .

Certain statement contained in the above discussion as well as other statement contained in the remaining portion of "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding matters that are hot historical facts (including statements as to the beliefs or expectations of the Company) are forward-looking statements. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For example, uncertainty continues to exist as to future levels and volatility of oil and gas price expectations and their affect on drilling levels and demand for the Company's energy-related products, the future impact of industry-wide draw-downs of inventories and future import levels. Uncertainty also exists as to the trend and direction of both product-pricing and purchased steel costs.

RESULTS OF OPERATIONS


In the third quarter of fiscal 1996 and first nine months of fiscal 1996, net sales increased $18.3 million, or 48.1% and $20.6 million, or 16.9%, respectively, over the comparable periods of the preceding fiscal year. Energy sales increased $15.9 million or 62.3% for the third quarter and increased $5.4 million or 5.7% for the nine months ended June 30, 1996, while industrial products sales increased $2.4 million or 19.1% for the third quarter and increased $15.2 million or 57.5% for the nine months ended June 30, 1996. These results were attributable primarily to an increase of 53.0% and 21.4%, respectively in total product shipments, from 62,432 tons in the third fiscal quarter of 1995 to 95,516 tons in the third fiscal quarter of 1996 and from 198,463 tons in the first nine months of fiscal 1995 to 240,911 tons in the first nine months of fiscal 1996. Energy tons increased 25,468 tons, or 63.7% in the third quarter of 1996 as compared to the third quarter of 1995 and increased 5,609 tons or 3.7% in the first nine months of 1996 as compared to the first nine months of 1995. Sales of industrial product increased 7,617 tons, or 33.9% in the third quarter of 1996 as compared to the third quarter of 1995 and increased 36,839 tons or 77.6% in the first nine months of 1996 as compared to the first nine months of 1995. The sales and shipments of energy products during the third fiscal quarter of 1996 was increased substantially due primarily to
(1) increased activity in gas drilling by 35%, (2) other domestic seamless producers reducing their shipments into Maverick's traditional market segment, and (3) a reduction in imports by approximately 17%. The increase in sales and shipments of industrial products was due to Maverick's continued penetration of Maverick's the structural tube market, continued focus on the standard pipe market during the third quarter of 1996 and a reduction of imports by approximately 20%. Average net selling prices for energy products during the third quarter of fiscal 1996 and the nine months ended June 30, 1996 as compared to the comparable periods of fiscal 1995 remained relatively stable (decreasing by only 0.8%) from an average of $638 per ton to $633 per ton and (increasing by only 1.9%) from an average of $630 per ton to $642 per ton, respectively. Average selling price for industrial products during the third quarter of fiscal 1996 and the nine months ended June 30, 1996 as compared to the comparable periods of fiscal 1995 decreased 11.0% (from an average of $557 per ton to $496 per ton) and 11.3% (from an average of $556 per ton to $493 per ton), respectively. This decrease was due primarily to a comparable decline in steel prices.

Cost of goods sold increased $13.6 million or 37.6% and $11.7 million or 10.2%, in the third quarter of fiscal 1996 and the first nine months of 1996, respectively over the comparable periods of fiscal 1995. Energy cost of goods sold increased $11.4 million, or 45.5% and decreased $2.3 million or 2.5% in the third quarter and the first nine months of fiscal 1996, respectively. Industrial products cost of goods sold increased $2.2 million or 19.8% and increased $14.0 million or 58.2% in the third quarter and the first nine months of fiscal 1996, respectively. The overall increase was due primarily to increased product shipments. However, the overall unit cost per ton of product sold decreased 10.0% (from an average of $579 to $521) in the third quarter of fiscal 1996 and decreased 9.3% (from an average of $580 to $527) in the nine month period ended June 30, 1996. This decrease was due to a decrease in delivered steel costs during the first and second fiscal quarters of 1996. Steel purchases during the first and second quarter at these decreased purchase prices resulted in a reduction of the average prime steel cost of goods sold by $30 per ton. See "Overview." The remaining decrease in cost of goods sold per ton is due to operating efficiencies and improved fixed costs absorption.

Gross profit increased $4.7 million or 252.8% and $8.9 million or 141.3% for the third quarter and first nine months of fiscal 1996 over the comparable periods of fiscal 1995. Gross profit for energy increased $4.5 million, or 750.1% and $7.7 million or 196.7%, while industrial products gross profit increased $200,000 or 13.7% and $1.2 million or 49.9%. Consolidated gross profit percentage for the third quarter and first nine months of fiscal 1996 was 11.69% and 10.69% and 4.9% and 5.2% for the comparable periods of 1995. Energy gross profit percentage was 12.2% and 4.1% while industrial products was 10.2% and 9.0%. Energy gross profit as a percentage of net sales in the third quarter of fiscal 1996 was positively impacted by decreased steel cost, operating efficiencies and improved fixed costs absorption. Falling steel costs on industrial products was offset by product price reductions resulting in little change in gross profit margin percentage During the third quarter, the replacement costs of steel has risen by $30 per ton. While the impact of these higher replacement costs on costs of goods sold was slight during the current quarter, it will fully affect the fourth quarter of fiscal 1996.

Selling, general and administrative expenses increased by $649,000, or 29.9% and $1.6 million or 25.8% in the third quarter and first nine months of fiscal 1996 over the comparable periods of fiscal 1995. Direct structural selling costs increased approximately $70,000 and $400,000 for the quarter and first nine months ended June 30, 1996 from the comparable periods of fiscal 1995 due to the increase in sales and shipments of industrial products. The remaining increase is due primarily to general wage increases granted as of the beginning of the fiscal year, small increases in staffing and incentive compensation accrued for sales and administrative employees. Selling, general and administrative expenses as a percentage of net sales in the third fiscal quarter and nine months ended June 30, 1996 was 5.0% and 5.1% as compared to the comparable periods of fiscal 1995 of 5.7% and 4.7%, respectively.

Interest expense decreased $268,000 or 30.8% and $367,000 or 15.8% in the third quarter and first nine months of fiscal 1996 compared to the comparable periods of the preceding fiscal year. The decreased interest expense is primarily due to the $5.0 million reduction of the Revolving Credit Facility since the beginning of the year, the $2.4 million pay-down of term debt and declining interest rates.

Other income decreased $737,000 or 95.3% and $811,000 or 102.3% in the third quarter and first nine months of fiscal 1996 compared to the comparable periods of the preceding fiscal year. In the third quarter of fiscal 1995, the Company received $1,000,0000 of insurance proceeds, of which approximately $800,000 were for losses experienced in prior fiscal years. Thus, this amount was recorded in other income.

The Company recorded a provision for income taxes of $639,000 and $1.2 million in the third quarter and first nine months of fiscal 1996 as compared to a $101,000 credit and $309,000 credit in the comparable periods of fiscal 1995. This increase is attributable to the level of pretax earnings generated by the Company in the first nine months of 1996.

As a result of the increased gross profit and the other factors discussed above, net income increased $2.9 million in the third quarter of fiscal 1996 and $5.6 million in the 9 month period ended June 30, 1996 from the comparable periods of fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES


Working capital at June 30, 1996, was $28.6 million, and the ratio of current assets to current liabilities was 1.7 to 1.0 as compared to September 30, 1995 when working capital was $30.3 million and the ratio of current assets to current liabilities was 2.3 to 1.0. The decrease in working capital was principally due to a $1.0 million decrease in accounts receivable, a $6.9 million increase in accounts payable, a $1.7 million increase in accrued liabilities and a $6.0 million increase in deferred revenue, with all of the above partially offset by a $12.7 million increase in inventory (including approximately $5.3 million in customer obligated inventory in 1996) and a $1.2 million increase in cash. Cash provided by operating activities was $11.9 million for the first nine months of fiscal 1996. The primary sources of cash were net income of $4.7 million and $3.9 million in non-cash items of depreciation and amortization.

During the third fiscal quarter of 1996, cash used in investing activities was $3.6 million. This was primarily for purchases of property, plant and equipment.

Cash used by financing activities was $7.2 million. The Company's Revolving Credit Facility decreased $5.0 million primarily as a result of collections on accounts receivable and cash generated through net earnings. In addition, the Company's long-term indebtedness was reduced as a result of an optional $1.2 million prepayment and an additional $1.2 million in other scheduled debt repayments.

The Company's capital budget for fiscal 1996 is approximately $5.0 million of which $3.3 million was expended during the nine months ended June 30, 1996. This capital expenditure budget is being utilized principally to acquire new equipment for existing manufacturing facilities. As of June 30, 1996, the Company had an additional $1.1 million committed for the purchase of equipment.

The Company expects that it will meet its ongoing working capital and capital requirements from a combination of cash flow from operations, which constitutes its primary source of liquidity, and available borrowings under its Revolving Credit Facility. The Revolving Credit Facility provides for maximum borrowings up to the lesser of the eligible borrowing base or $27.5 million and bears interest at either the prevailing prime rate or an adjusted Eurodollar rate, plus an interest margin, depending upon certain financial measurements. The Revolving Credit Facility is secured by the Company's accounts receivable and inventories and will expire on May 31, 1997. As of June 30, 1996, the applicable interest rate was 6.98 percent per annum and the Company had $17.1 million in unused availability under the Revolving Credit Facility. As of June 30, 1996, the Company had $1.6 million in cash and cash equivalents.

Part II.  Other Information

Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         None.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAVERICK TUBE CORPORATION

By:___Gregg M. Eisenberg______________________________
Gregg Eisenberg, President and Chief Executive Officer

Date: August 6, 1996

By:___Charles O. Struckhoff____________________________
Charles O. Struckhoff, Vice President and Chief Financial Officer

Date: August 6, 1996