Form 10-K
period 1996-09-30
MAVERICK TUBE CORPORATION
filed 1996-12-12
CIK 869087

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required) For The Fiscal Year Ended September 30, 1996
                                                        OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)
     For the transition period from _____________ to ______________

     COMMISSION FILE NUMBER 1-10651
                            MAVERICK TUBE CORPORATION
             (Exact name of Registrant as specified in its charter)

DELAWARE                                                            43-1455766
(State of Jurisdiction of                                       (I.R.S. Employer
incorporation or organization)                               Identification No.)

400 Chesterfield Center, Second Floor
Chesterfield, Missouri                                                   63017
(Address of principal executive offices)                              (Zip Code)

(314) 537-1314
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.01
                                                             per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No


The aggregate market value of the 6,653,591 shares of Common Stock held by non affiliates of the Registrant as of December 12, 1996 was $84,833,285 based upon the closing price as reported on the NASDAQ National Market on that date. As of December 12, 1996, the Registrant had outstanding 7,472,071 shares of Common Stock.









                    MAVERICK TUBE CORPORATION AND SUBSIDIARY

                                      INDEX

PART I.

Item 1.           BUSINESS

Item 2.           PROPERTIES

Item 3.           LEGAL PROCEEDINGS

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 4 A.         EXECUTIVE OFFICERS OF THE REGISTRANT

PART II.

Item 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS

Item 6.           SELECTED FINANCIAL DATA

Item 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Item 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE

PART III.

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 11.          EXECUTIVE COMPENSATION

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV.

Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                     FORM 8-K

                  SIGNATURES

                  EXHIBIT INDEX




This Form 10-K contains certain forward-looking statements within the meaning of the federal securities laws which, while reflective of management's beliefs or expectations, involve certain risks and uncertainties, many of which are beyond the control of the Company. Accordingly, the Company's actual results and the timing of certain events could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, oil and gas price volatility , steel price volatility and those other factors discussed in the Sections captioned "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and those risk factors discussed in Exhibit 99.1 hereto.


                                     PART I

ITEM I

BUSINESS

General

Maverick  Tube  Corporation   (together  with  its  subsidiary,   Maverick  Tube
International, Inc.), ("Maverick" or the "Company") manufactures electric resistance welded ("ERW") pipe used in the energy industry for drilling and production applications ("oil country tubular goods" or "OCTG") and line pipe for surface handling and transportation of oil and natural gas. OCTG and line pipe products are produced through both ERW and seamless processes, and ERW pipe is generally a lower priced, comparable quality alternative to seamless pipe in many applications. The Company believes it is one of the leading domestic producers of OCTG products.

In October 1994, the Company expanded its manufacturing capabilities into structural tubing and now sells both structural tubing (shapes and rounds) and standard pipe. Structural tubing is ERW products used predominately in construction, transportation, agricultural, material handling and recreational applications. Standard pipe, as in OCTG, are produced through both ERW and seamless processes, with the significant majority of producers being ERW. Standard pipe is generally used in various industrial applications.

For information with regard to total revenue, operating profit or loss and identifiable assets attributable to each of the energy and industrial product segments, see footnote 9 of the footnotes to the consolidated financial statements on page 23 of the Annual Report, portions of which are filed as
Exhibit 13.

The Energy Pipe Industry

OCTG products are finished pipe which are used in drilling, completion and production applications in the energy industry. The domestic consumption of OCTG products depends on several factors, the most significant being the number of oil and natural gas wells being drilled. In addition, OCTG production tubing may be periodically replaced during the life of a producing well. OCTG consumption is satisfied by domestic production, imports and draw-downs of inventories owned by manufacturers, distributors and end users.

A significant factor affecting the market for production of OCTG products is the level of industry inventories maintained by manufacturers, distributors and end users. For calendar year 1994, part of the 1993 inventory build was liquidated resulting in OCTG market penetration of 6%. For calendar year 1995, this inventory liquidation continued at a decreasing rate with a resulting market penetration of only 0.1%. For the nine months ended September 30, 1996, increasing industry inventory levels added 5% in OCTG demand. Despite this build,The Company believes that inventory levels at September 30, 1996 were close to the lowest level per rig observed during the same period.

OCTG products are produced in numerous sizes, weights, grades and end finishes. The Company believes that most OCTG products are produced to American Petroleum Institute ("API") specifications. In addition, the Company and other producers manufacture pipe in certain custom or proprietary grades. The grade of pipe used in a particular application depends on technical requirements for strength, corrosion resistance and other performance qualities. OCTG products are generally classified into groupings of "carbon" and "alloy" grades. Carbon grades of OCTG (strength levels of 75,000 pounds per square inch or less) are generally used in oil and natural gas wells drilled to depths of approximately 8,000 to 11,000 feet. Alloy grades of OCTG (strength levels of 75,000 pounds per square inch or more) are generally used in oil and natural gas wells drilled to depths in excess of 11,000 feet.

Carbon and alloy grades of OCTG products are available from both ERW and seamless producers. ERW pipe is produced by processing flat rolled steel into strips which are cold-formed, welded, heat-treated or seam-annealed and end-finished with threads and couplings. Seamless products are produced by individually heating and piercing solid steel billets into pipe. The Company believes the seamless manufacturing process involves higher costs than the ERW process and that, as a result, seamless products are generally priced higher than comparable ERW products.

Based on published industry statistics, ERW products, which did not have significant market penetration prior to the mid-1970's, now account for approximately forty-eight percent of the tonnage of domestic OCTG products consumed annually. The Company believes ERW products have captured a significant majority of the carbon grade OCTG market, while seamless products retain a significant majority of the alloy grade OCTG market. The Company believes that further market penetration of ERW products will depend upon increased market acceptance of ERW products and technological advances in the types of raw materials and equipment utilized in the ERW manufacturing process.

Line pipe, which is used for surface transmission of oil, natural gas and other fluids, is produced principally by companies with capabilities to produce OCTG products and is produced in both ERW and seamless form. Line pipe markets are dependent not only on the factors which influence the OCTG market, but also on the level of pipe line construction activity, line pipe replacement requirements, new residential construction and utility purchasing programs. The Company shipped 30,112 tons of line pipe in fiscal 1996, as compared to 41,458 tons and 50,832 tons of line pipe in fiscal 1995 and 1994, respectively. This decreased focus by the Company on the line pipe market in the past year was due to limited steel availability and lack of Company manufacturing capacity as the it concentrated on the improving OCTG demand.

Products

The Company produces both OCTG products and line pipe products. Prior to 1994, OCTG products constituted approximately 90% of the Company's net sales. During fiscal 1994, that percentage decreased to 77% as the Company sold more line pipe than in the previous years. During fiscal 1995, this percentage decreased to 58% primarily because of the Company's entry into the structural tube market. During fiscal 1996, the percentage was 65% due to the improving OCTG demand.

The Company's OCTG products include production tubing, which is used to convey oil and natural gas to the surface of a well, production casing, which is used to line a newly completed well, and surface casing, which is used to protect water-bearing formations during the drilling of a well. Generally, deeper wells drilled to depths greater than 14,000 feet require products that presently cannot be made by the Company's ERW process. Line pipe products are used for surface production flow lines, gathering systems and pipeline transportation and distribution systems for oil, natural gas and other fluids. The Company's energy products meet API or other proprietary standards. The Company's proprietary OCTG and line pipe products are generally designed to be utilized in similar applications as products meeting API standards and are engineered to provide performance features comparable to products meeting API standards. The Company warrants its API casing and tubing to be free of defects in material or workmanship in accordance with applicable API specifications and warrants its proprietary grade products against defects in accordance with the Company's standards which are disclosed to customers in connection with their purchase of such products. The Company has not incurred significant costs in connection with this warranty. The Company maintains insurance coverage against potential claims in an amount which it believes to be adequate.

The Company manufactures finished products in either carbon or alloy steel grades. Virtually all of the Company's products are fully completed or "end-finished" at the Company's facilities, in contrast to certain of the Company's competitors which do not end-finish their products or which end-finish their products at different locations, thus adding to their freight and handling costs. The end-finish process includes, as appropriate, upsetting, beveling, threading, pressure testing and the application of couplings. The Company's fully finished OCTG products are ready to be installed in oil or natural gas wells. By end-finishing its products, the Company is better able to control both quality and cost. Both of the Company's facilities provide heat-treatment capabilities necessary for the production of alloy grade pipe. The Company's alloy grade tubing and casing products accounted for 27%, 23% and 24% of net sales in fiscal 1996, 1995 and 1994, respectively.

Marketing

The Company sells its products primarily throughout the United States and Canada to numerous distributors which resell the pipe to major and independent oil and natural gas production, gathering and pipeline companies. During the fiscal years ended September 30, 1996, 1995 and 1994, sales by the Company to Canadian customers constituted $12.9 million, $12.1 million and $15.0 million, respectively. Sales to other foreign customers in fiscal 1996, 1995 and 1994 made up an additional $300,000, $900,000, and $900,000, respectively. The Company's marketing philosophy emphasizes delivering competitively priced quality products and providing a high level of service to its customers. The Company maintains inventories of finished goods which are housed at both of its production facilities and at field locations close to areas of drilling activity which allows the Company to provide timely delivery of its products. As of September 30, 1996, 1995 and 1994, the Company's backlog orders were approximately $49.4 million, $20.4 million and $23.4 million, respectively. All of the backlog orders as of September 30, 1996 are expected to be filled in fiscal 1997. The Company's backlog orders as of any particular date may not be indicative of the Company's actual operating results for any fiscal period. There can be no assurance that the amount of backlog at any particular date ultimately will be realized.


Raw Materials

All steel purchases are made centrally at the Company's headquarters in order to optimize the Company's ability to influence pricing, quality, availability and delivery considerations. The Company consumes approximately 2% of the total amount of hot rolled steel produced annually in the United States and believes it is generally considered to be a significant purchaser by its suppliers. The Company presently purchases substantially all of its steel from several domestic suppliers, with virtually all of the Arkansas facilities' steel purchases and approximately 60% of consolidated purchases are made from Nucor Corporation. The Company maintains favorable working relationships with its steel suppliers and believes that is it treated favorably with respect to volume allocations and deliveries. To date, the Company has not experienced any significant disruption in its supply of raw materials.

Manufacturing

The Company manufactures OCTG and line pipe products at its facilities in Conroe, Texas and Hickman, Arkansas. The facilities are strategically located to serve the energy markets in the United States. The Company can produce at a maximum rate of approximately 435,000 tons of pipe per year. The Company is currently operating its facilities at a capacity utilization of approximately 75%. Substantially all of the Company's products are finished on site for immediate drilling, production or line pipe applications.

In order to control its manufacturing costs, the Company attempts to maximize production yields from purchased steel and reduce unit labor costs. Purchased steel represents approximately 70% of the Company's cost of goods sold. Labor costs are controlled by automation of certain activities and by optimizing product throughput. For fiscal 1996, direct and indirect labor costs accounted for approximately 9% of the cost of goods sold. The Company maintains an innovative compensation plan at both of its manufacturing facilities, whereby employees receive quarterly bonuses for superior productivity, cost savings and margin improvements. In addition, some employees are eligible to receive annual profitability bonuses based upon the Company's consolidated earnings. The maximum achievable incentives and bonuses range from 15% to 65% of an employee's annual pre-incentive, pre-bonus gross wages.

During fiscal 1996, the Company spent $3.8 million on new capital equipment, excluding equipment for its new structural tube facility. These capital expenditures are expected to result in manufacturing cost savings and expanded production capabilities.

Competition

The market for OCTG and line pipe products is highly competitive. The Company believes that the principal competitive factors affecting its business are price, quality, delivery, availability and service. The Company believes it enjoys an excellent reputation for quality products and outstanding customer service. The Company competes with approximately nine domestic and numerous foreign producers of OCTG products, some of which have greater financial resources than the Company. The Company's more significant ERW pipe OCTG competitors are Lone Star Steel Co., Newport Steel Co. and Belleville Tube Corporation and its more significant seamless pipe OCTG competitors include United States Steel Corporation, North Star Steel Co. and C F & I Limited Partnership. The Company also competes in the line pipe market against these same competitors, and with foreign producers of OCTG products, most of which are units of large foreign steel makers. During calendar year 1994, 1995 and the first nine months of 1996, domestic OCTG market penetration by imports was 21.4%, 11.6% and 11.9%, respectively, of tons consumed.


The Structural Tube and Standard Pipe Industry

Structural tubing products are used in construction, transportation, agricultural, material handling and recreational applications. The uses for structural tubing include handrails, building columns, walkway components, bridge frames, recreational vehicle frameworks, boat trailers, farm implement components, tillage equipment, storage rack systems, conveying systems support and exercise equipment. Demand for structural tubing is believed to be influenced primarily by the level of general economic activity in the United States. In addition, structural tubing is an attractive alternative to other structural steel forms, such as I-beams and H-beams, because tubing products can offer strength and other product characteristics similar to beams, but with less steel content, resulting in lower costs to the end user in certain applications.

The Company believes that domestic consumption of structural tubing during calendar 1995, 1994 and 1993 was 1.5 million, 1.4 million and 1.4 million tons, respectively. Based on published industry statistics, the Company believes that the types of structural tubing products it is capable of manufacturing accounts for more than 85% of the domestic tonnage of all types of domestic structural tubing products consumed annually.

Standard pipe products are used in industrial applications such as steam, water, air and gas lines, and plumbing and heating. Demand for standard pipe is believed to be influenced primarily by the level of general economic activity in the United States. In recent years, standard pipe has faced new competition from plastic pipe in certain applications.

The Company believes that domestic consumption of standard pipe during calendar 1995, 1994 and 1993 was 2.6 million, 2.3 million, and 2.1 million tons, respectively. Based on published industry statistics, the Company believes that the types of standard products it is capable of manufacturing accounts for approximately 30% of the domestic tonnage of all types of domestic standard pipe products consumed annually.

Products

The Company is currently producing structural tubing square and rectangular shaped products on two tubing mills in the new Hickman, Arkansas facility. The larger mill is utilized to manufacture pipe up to 8 inch square and up to 0.500 inch thick, and the smaller mill is utilized to manufacture pipe of up to 3 inch square and up to 0.250 inch thick. The Company is currently producing structural round tubing products and standard pipe at its two energy facilities in Conroe, Texas and Hickman, Arkansas. Because of the large number of applications for structural tubing and standard pipe, the number of different structural tubing and standard pipe products produced for the market is considerably larger than that produced for the OCTG market. The Company expects to produce square, rectangular and round structural tubing at its facilities in sizes ranging from one and one half to eight inch square (and the equivalent sizes in rectangular and round tubing) and in thicknesses of 0.120 to 0.500 inches. The annual capacity of the structural tubing mills is approximately 200,000 tons, although the Company does not intend to fully utilize this capacity in the near future. The Company is currently operating the structural tubing facility at approximately 45% of capacity.

Marketing

The structural tubing and standard pipe markets are somewhat regional in nature, primarily because order sizes are smaller and lead time requirements are shorter than for OCTG products. In contrast to many producers of structural tubing and standard pipe who sell to both distributors and their large end-user customers, the Company sells its structural tubing and standard pipe products primarily to distributors. As in the case of OCTG products, the Company's marketing strategy emphasizes delivering competitively priced quality products and providing a high level of service to its customers. As indicated above, the application of structural tubing and standard pipe products is diverse, and a short lead time is required for customer satisfaction. Consequently, the Company maintains inventory levels comparable to those for OCTG products (in terms of months supply), but such finished goods inventory will consist of a larger number of stock keeping units than in the case of OCTG. The Company is utilizing several experienced agency firms in its sales efforts. As of September 30, 1996, the Company's backlog orders was approximately $6 million. All of the backlog orders as of September 30, 1996 are expected to be filled in fiscal 1997. The Company's backlog orders as of any particular date may not be indicative of the Company's actual operating results for any fiscal period. There can be no assurance that the amount of backlog at any given time ultimately will be realized.

Manufacturing

The manufacturing process for structural tubing and standard pipe products is similar to the process of manufacturing plain-end OCTG products. The machinery and equipment used for the manufacture of structural tubing products is similar to equipment used for the manufacture of OCTG products. Structural tubing and standard pipe is not, however, subject to the same degree of tolerances as are OCTG products, which results in lower production costs relating to testing and inspection than for OCTG products. Moreover, structural tubing does not require end finishing, flash elimination from the welding process or seam annealing. Because less finishing is required of structural tubing products as compared to OCTG, the average cost per ton to convert steel into structural tubing is significantly less than OCTG. Unlike OCTG products, all structural tubing products are ERW.

Consistent with its manufacturing strategy for OCTG production, the Company intends to become a low-cost, high-volume producer of quality structural tubing and standard pipe products. The Company believes that the application of its efficient manufacturing process developed for the production of OCTG products, the labor costs at its Arkansas facility and the strategic location of the new facility provides a conversion cost advantage relative to the majority of existing structural tubing and standard pipe manufacturers.

During fiscal 1996, the Company spent approximately $894,000 on additional equipment needed for manufacturing and information needs.

Competition

Although a significant market for structural tubing is located within a 400 mile radius of the new facility, no other major structural tubing facility is currently located within this area. Foreign competition, primarily from Canada, represented 29% and 23% of total domestic sales of structural tubing in calendar 1995 and 1994. The Company competes primarily against approximately seven domestic and numerous foreign producers of structural tubing. The Company's more significant structural tube competitors are Leavitt Tube Company, Inc., Welded Tube Corporation of America, Copperweld and Bull Moose Tube Corporation.

A significant market for standard pipe also exists. Foreign competition has had a large presence in the standard pipe market despite earlier progress on unfair trade cases. Foreign competition represented approximately 29% and 50% of total domestic sales of standard pipe in calendar 1995 and 1994. The Company's more significant domestic competitors are Wheatland Tube Company, Armco, Inc. Sawhill Tubular Division and Laclede Steel Company.

Employees

As of September 30, 1996, the Company had approximately 867 employees, of whom approximately 20% were salaried and approximately 80% were employed on an hourly basis. None of the Company's employees are represented by a union. The Company considers its employee relations to be excellent.



















ITEM 2

PROPERTIES

The Company leases approximately 17,000 square feet of office space in Chesterfield, Missouri for its executive offices pursuant to a lease which expires in August 1999. The Company owns a 21,000 square foot office facility located on a 14 acre site in Union, Missouri which is leased to an unaffiliated third-party. The Company's 113 acre site in Hickman, Arkansas includes two buildings with approximately 300,000 square foot of OCTG manufacturing and storage space, utilizing 55 acres. The 285,000 square feet structural tube manufacturing plant is located adjacent to the existing OCTG facility. Approximately 120,000 square feet of this facility is utilized for manufacturing with the remainder used for inventory and material storage and shipping. Approximately 40 acres remain in Hickman, Arkansas for future expansion. Both facilities are leased with purchase options exercisable on the expiration dates of the leases. The expiration dates are August 1, 2007 for the OCTG facility and February 1, 2004 for the structural tube facility. The Company also owns 117 acres and a 208,000 square foot manufacturing facility located in Conroe, Texas. Of the 117 acres, approximately 50 acres are used for manufacturing and storage and 67 acres are available for future expansion. Each manufacturing facility operated by the Company is served by truck, has its own rail spur and is within close proximity of barge facilities.

The Company believes the facilities are in good condition , are adequately insured and are adequate and suitable for its planned level of operations.

ITEM 3

LEGAL PROCEEDINGS

From time to time the Company is involved in litigation relating to claims arising out of its operations in the normal course of its business. The Company maintains insurance coverage against potential claims in an amount which it believes to be adequate. The Company believes that it is not presently a party to any litigation in which the outcome would have a material adverse effect on its business or it operations.

The Company is subject to federal, state and local environmental laws and regulations concerning among other things, waste water disposal and air emissions. The Company believes it is currently in compliance with all applicable environmental regulations.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of fiscal 1996 covered by this Report to a vote of the Company's security holders through the solicitation of proxies or otherwise.













ITEM 4A

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Name                       Age                    Title


Gregg Eisenberg            46                     Chairman of the Board President and
                                                     Chief Executive Officer
Charles O. Struckhoff      47                     Vice President - Finance and Administration, Treasurer,
                                                     Secretary and Chief Financial Officer
Sudhakar Kanthamneni       49                     Vice President - Manufacturing and Technology
T. Scott Evans             49                     Vice President - Commercial Operations

Set forth below are descriptions of the backgrounds of the executive officers of the Company and their principal occupations for the last five years:

Mr. Eisenberg has served as Chairman of the Board since February, 1996. He has served as President, Chief Executive Officer and a director of the Company since 1988. He is a former director and past chairman of the Committee on Pipe and Tube Imports.

Mr. Struckhoff has served as Vice President - Finance and Administration and Chief Financial Officer since November 1993 and as Secretary of the Company since 1988. From 1988 to November 1993, Mr. Struckhoff also served as Vice President - Administration of the Company.

Mr. Kanthamneni has served as Vice President - Manufacturing and Technology of the Company since August 1992. From May 1991 to August 1992, Mr. Kanthamneni served as the Company's Vice President - Manufacturing. From 1988 to May 1991, Mr. Kanthamneni served as Vice President - Engineering of the Company.

Mr. Evans has served as Vice President - Commercial Operations of the Company since September 1992. From May 1991 to September 1992, Mr. Evans served as the Company's Vice President - Sales. From January 1990 to May 1991, Mr. Evans served as Vice President - Marketing of the Company. From 1988 to January 1990, Mr. Evans served as General Sales Manager of the Company.

















                                                      PART II

ITEM 5

MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for the Company's Common Equity and Related Stockholder Matters is on page 28 of the annual shareholders report for the year ended September 30, 1996 portions of which are filed as Exhibit 13.

ITEM 6

SELECTED FINANCIAL DATA

Selected Financial Data is on page 27 of the annual shareholders report for the year ended September 30, 1996 portions of which are filed as Exhibit 13.

ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is on pages 12 through 16 of the annual shareholders report for the year ended September 30, 1996 portions of which are filed as Exhibit 13.

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements included is on pages 17 through 25 of the annual shareholders report for the year ended September 30, 1996 portions of which are filed as Exhibit 13.

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.
















                                                     PART III

ITEM 10

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 in incorporated herein by reference from the Registrant's proxy statement which is being filed with the Securities and Exchange Commission within 120 days of the end of the Registrant's most recent fiscal year. Also See Part I, Item 4A hereof.

ITEM 11

EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the Registrant's proxy statement which is being filed with the Securities and Exchange Commission within 120 days of the end of the Registrant's most recent fiscal year.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated herein by reference from the Registrant's proxy statement which is being filed with the Securities and Exchange Commission within 120 days of the end of the Registrant's most recent fiscal year.


ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference from the Registrant's proxy statement which is being filed with the Securities and Exchange Commission within 120 days of the end of the Registrant's most recent fiscal year.




















                                                      PART IV
ITEM 14

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.       1.   Financial Statements
              The following  consolidated  financial statements of Maverick Tube
               Corporation and Subsidiary, included in the annual report of the Registrant to its shareholders for the year ended September 30, 1996, are incorporated herein by reference in Item 8:
                           Report of Independent Auditors.
                           Consolidated Balance Sheets as of September 30, 1996
                              and 1995.
                           Consolidated Statements of Operations for the years
                              ended September 30, 1996, 1995 and 1994.
                           Consolidated  Statements of Stockholders'  Equity for
                              the years ended September 30, 1996, 1995 and 1994.
                           Consolidated  Statements  of Cash Flows for the years
                              ended September 30, 1996, 1995 and 1994.
                           Notes  to  Consolidated  Financial  Statements  as of
                              September 30, 1996.

         2.   Financial Statement Schedules
              The following consolidated financial statement schedule of Maverick Tube Corporation and subsidiary is included with the annual report on Form 10-K:
                           Schedule II Valuation and qualifying accounts for the years ended September 30, 1994, 1995 and 1996.
              All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         3.   Exhibits:
                           See Exhibit Index.
                           The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form
                            10-K pursuant to Item 14(c) of this Report:
                           Maverick Tube Corporation Amended and Restated 1990
                              Stock Option Plan
                           Maverick Tube Corporation Savings for Retirement Plan
                              as revised on January 1, 1993
                           Amended Maverick Tube Corporation 1994 Stock Option
                              Plan
                           Amended Maverick Tube Corporation 1994 Director Stock
                              Option Plan
                           Form of Severance Agreement with Executive Officers

b.       Reports on 8-K:
                           No Reports  of Form 8-K were filed  during the fourth
                           quarter  of  the   Registrant's   fiscal  year  ended
                           September 30, 1996






                            Maverick Tube Corporation
                                 and Subsidiary

                 Schedule II - Valuation and Qualifying Accounts
                                 (In thousands)


                                                                Additions
                                                       -----------------------------
                                           Balance at    Charged to     Charged
                                           beginning      cost and      to other     Deductions     Balance at
Classification                              of year       expenses      accounts      describe     end of year
-----------------------------------------------------------------------------------------------------------------


Year ended September 30, 1994:
     Deducted from asset accounts:
          Accounts receivable allowances    $ 310         $  44          $  --        $ 101 (1)      $  253
          Valuation allowance for deferred
             taxes                         $1,824(2)      $  --          $  --        $ 181 (3)      $1,643

Year ended September 30, 1995:
     Deducted from asset accounts:
          Accounts receivable allowances    $ 253         $  53          $  --        $  --          $  306
          Valuation allowance for deferred
             taxes                         $1,643         $  --          $  --       $1,094 (4)      $2,737

Year ended September 30, 1996:
     Deducted from asset accounts:
          Accounts receivable allowances    $ 306          $339          $ 109         $125 (1)       $ 629
          Valuation allowance for deferred
             taxes                         $2,737          $ --           $ --       $1,590 (3)      $1,147





(1)    Uncollectible accounts written off, net of recoveries.

(2) Resulted from the adoption of SFAS No. 109 "Accounting for Income Taxes" at October 1, 1993.

(3) Resulted from the utilization of additional net operating loss carry-forwards.

(4) Resulted from an additional net operating loss carryforward generated for the current year which was not valued for financial statement purposes.









SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on December 12, 1996.


                                                 Maverick Tube Corporation
                                                       (registrant)


December 12, 1996                              /s/ Gregg M. Eisenberg
                                          -------------------------------
                                            Gregg M. Eisenberg, President
                                            Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Company by the following persons in the capacities on the dates indicated.


December 12,1996                               /s/ Gregg M. Eisenberg
                                            ----------------------------------
                                            Gregg M. Eisenberg, Director,
                                            President and Chief Executive
                                            Officer

December 12, 1996                              /s/ Charles O. Struckhoff
                                           -----------------------------------
                                            Charles O. Struckhoff, Vice
                                            President Finance and Administration
                                            (Principal Financial and Accounting
                                            Officer)


December 12, 1996                              /s/ William E. Macaulay
                                            --------------------------------
                                            William E. Macaulay, Director



December 12, 1996                              /s/ John A. Hill
                                            -------------------------
                                            John A. Hill, Director


December 12, 1996                              /s/ C. Robert Bunch
                                            ----------------------------
                                            C. Robert Bunch, Director


December 12, 1996                              /s/ C. Adams Moore
                                            ---------------------------
                                            C. Adams Moore, Director


December 12, 1996                              /s/ David H. Kennedy
                                            -----------------------------
                                            David H. Kennedy, Director