Form 10-Q
period 1996-12-31
MAVERICK TUBE CORPORATION
filed 1997-02-10
CIK 869087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM                                TO

                         COMMISSION FILE NUMBER 1-10651

                            MAVERICK TUBE CORPORATION
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                    43-1455766
(State or other jurisdiction of                                 (I.RS. Employer
 incorporation or organization)                             Identification No.)


         400 Chesterfield Center
         Second Floor
         Chesterfield, Missouri                                           63017
(Address of principal executive offices)                             (Zip Code)

                                 (314) 537-1314
              (Registrant's telephone number, including area code)



                                 Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value--7,472,071 shares as of February 6, 1997



                    MAVERICK TUBE CORPORATION AND SUBSIDIARY


                                      INDEX

PART I.    FINANCIAL INFORMATION                                       PAGE NO.

Item 1.    Financial statements (Unaudited)

           Condensed Consolidated Balance Sheets -- December 31, 1996
           and September 30, 1996                                             3

           Condensed Consolidated Statements of Operations -- Three
           month period ended December 31, 1996 and 1995                      4

           Condensed Consolidated Statement of Cash Flows -- Three
           months ended December 31, 1996 and 1995                            5

           Notes to Condensed Consolidated Financial Statements               6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          8

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                  14

SIGNATURE PAGE                                                               15

                    MAVERICK TUBE CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                         DECEMBER 31,         SEPTEMBER 30,
                                                                                           1996                   1996
                                                                                       (Unaudited)               (Note)
                                                                                    -------------------    -------------------

ASSETS
CURRENT ASSETS
     Cash and cash equivalents....................................................................$695....................$613
     Accounts receivable, less allowances of $644 and
       $629 on December 31 and September 30, 1996,
       respectively.............................................................................20,943..................18,400
     Inventories (See Note 3)...................................................................56,486..................50,624
     Deferred income taxes.......................................................................2,679...................2,679
     Prepaid expenses and other current assets...................................................1,098.....................875
                                                                                    -------------------    --------------------

         Total current assets...................................................................81,901..................73,191

PROPERTY, PLANT AND EQUIPMENT
     Less accumulated depreciation (December 31, 1996 -
       $23,113; September 30, 1996 - $21,776)...................................................53,267..................51,695

OTHER ASSETS.......................................................................................711.....................670
                                                                                    -------------------    --------------------

TOTAL ASSETS..................................................................................$135,879................$125,556
                                                                                    ===================    ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable..........................................................................$19,773.................$23,042
     Accrued expenses and other  liabilities....................................................10,889...................7,478
     Deferred revenue ..........................................................................10,520...................8,176
     Current maturities of long-term debt........................................................1,884...................1,843
                                                                                    -------------------    --------------------

         Total current liabilities..............................................................43,066..................40,539

LONG TERM DEBT, less current maturities.........................................................11,390..................11,901

REVOLVING CREDIT FACILITY ......................................................................18,950..................13,250

DEFERRED INCOME TAXES ...........................................................................2,619...................2,619

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value;
         20,000,000 authorized shares,
         7,472,071 issued shares....................................................................75......................75
     Additional paid-in capital.................................................................37,674..................37,674
     Retained earnings..........................................................................22,105..................19,498
                                                                                    -------------------    --------------------

         Total stockholders' equity.............................................................59,854..................57,247
                                                                                    -------------------    --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................................$135,879................$125,556
                                                                                    ===================    ====================

 ...............................................................................................................................
Note:  The condensed  consolidated balance sheet at September 30, 1996, has been derived from the audited consolidated financial statements at that date.
 ...............................................................................................................................

See accompanying notes to condensed consolidated financial statements.


                    MAVERICK TUBE CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                                     Three months ended
                                                                                         December 31
                                                                           ---------------------------------------
                                                                                  1996                1995


NET SALES..............................................................................$64,190............$44,878

COSTS and EXPENSES
     Cost of goods sold.................................................................57,527.............40,653
     Selling, general and administrative.................................................2,698..............2,090

                                                                           ---------------------------------------
     Income from operations (See Note 3) ................................................3,965..............2,135

OTHER INCOME (EXPENSE)
     Interest expense.....................................................................(518)..............(733)
     Other income (expense).................................................................30................(26)
                                                                           ---------------------------------------

     Income before income taxes..........................................................3,477..............1,376

 PROVISION FOR INCOME TAXES................................................................869                275
                                                                           ---------------------------------------

NET INCOME..............................................................................$2,608.............$1,101
                                                                           =======================================

EARNINGS PER COMMON AND
     COMMON EQUIVALENT SHARE.............................................................$0.35..............$0.15
                                                                           =======================================


 ..................................................................................................................

Earnings per common and common equivalent share calculation:
Net income..............................................................................$2,608.............$1,101

Average shares outstanding...........................................................7,472,071..........7,462,817

Net income/average
     shares outstanding..................................................................$0.35..............$0.15
                                                                           =======================================

See accompanying notes to condensed consolidated financial statements.


                    MAVERICK TUBE CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                                        Three Months Ended
                                                                                                            December 31,
                                                                                                        1996            1995
                                                                                                    ------------------------------


OPERATING ACTIVITIES
  Net income..............................................................................................$2,608..........$1,101
  Adjustments to reconcile net income to net cash provided
   (used) by operating activities:
    Depreciation and amortization..........................................................................1,356...........1,270
    Provision for accounts receivable allowances..............................................................16..............34
    Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable...........................................................(2,843)..........1,993
     (Increase) decrease in inventories...................................................................(5,861)............940
     Decrease in prepaid expenses and other assets.............................................................2..............58
     (Decrease) in accounts payable.......................................................................(3,270).........(1,641)
     Increase in deferred revenue .........................................................................2,345..............--
     Increase in accrued liabilities and other expenses....................................................3,409.............478
                                                                                                   --------------  --------------

       Cash (used) provided by operating activities.......................................................(2,238)..........4,233

INVESTING ACTIVITIES
  Purchases of property, plant and equipment..............................................................(2,909)...........(742)
  Other.......................................................................................................--.............(25)
                                                                                                   --------------  --------------

       Cash used by investing activities..................................................................(2,909)...........(767)

FINANCING ACTIVITIES
  Proceeds from borrowings................................................................................29,550..........19,400
  Principal payments on borrowings.......................................................................(24,320)........(22,975)
                                                                                                   --------------  --------------
                                                                                                           5,230          (3,575)
  Net proceeds from sale of common stock .....................................................................--.............206
                                                                                                  --------------  --------------

       Cash (used) provided by financing activities........................................................5,230..........(3,369)

  Increase (decrease) in cash and cash equivalents............................................................83..............97
Cash and cash equivalents at beginning of period.............................................................612.............491
                                                                                                   --------------  --------------

Cash and cash equivalents at end of period..................................................................$695............$588
                                                                                                   ==============  ==============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
       Interest.............................................................................................$569............$490
       Income taxes..........................................................................................$97..............--

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1996, are not necessarily indicative of the results that may be expected for the year ended September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1996.


(2) ALLOCATION OF SELLING, GENERAL AND ADMINISTRATIVE EXPENSES TO BUSINESS SEGMENTS

         The Company reports as separate segments energy and industrial products in its annual report on Form 10-K. Commission expenses are charged to the associated business segments. Remaining selling, general and administrative expenses are allocated based upon the net sales dollars generated by each segment.


(3)      INVENTORIES

         The components of inventories consisted of the following:

                                          December 31,             September 30,
                                              1996                     1996
                                                     (In thousands)

                  Finished goods            $28,545                     $28,323
                  Work-in-process             2,164                       2,671
                  Raw Materials              11,480                      10,081
                  In-transit materials       11,055                       6,274
                  Storeroom parts             3,242                       3,275
                                          -------------------------------------
                                            $56,486                     $50,624
                                          =====================================

         Inventories are principally valued at the lower of average cost or market.




MAVERICK TUBE CORPORATION AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's products consist of electrical resistance welded ("ERW") tubular products sold primarily into energy and industrial applications in North America. The Company's energy segment includes Oil Country Tubular Goods (OCTG) and line pipe which are sold primarily to distributors who supply end users in the energy industry. The Company's industrial products segment consists of structural tubing and standard pipe which are sold primarily to distributors who supply end users in construction, transportation, agriculture and other industries. Demand for the Company's energy related products depends primarily upon the number of oil and natural gas wells being drilled in the United States and Canada, the depth and drilling conditions of these wells and the number of well completions, which are in turn primarily dependent on oil and natural gas prices. Domestic consumption of OCTG is supplied by domestic and foreign pipe products. Given the numerous applications for the Company's industrial products, sources of demand for such products are diversified. Such demand generally depends on the general level of economic activity in the construction, transportation, agricultural, material handling and recreational segments, the use of structural tubing as a substitute for other structural steel forms, such as I-beams and H-beams, and draw downs of existing inventories.

According to published industry reports, domestic drilling activity and the demand for the Company's OCTG products rose by 11% for the quarter ended December 31, 1996, as compared to the same quarter of the previous year. The Company also believes that the domestic consumption of tubulars per well drilled has increased. This increase in consumption per rig was due to a higher portion of gas wells being drilled and increased rig efficiencies. Overall natural gas drilling in the United States increased by 16% during the quarter as compared to a year earlier, and oil related drilling increased by 8%. The Company believes that the increase in gas drilling was due to 57% higher gas prices when compared to the same period of the prior fiscal year while oil drilling responded to higher oil prices which had increased by approximately 36% from the quarter ended December 31,1995. The trend in overall drilling during the quarter continued upward, as drilling at the end of the quarter was 12% higher than the year before.


Consumption of domestic OCTG had increased by 17% during the quarter from the prior year as import penetration rose to an estimated 13% during the first quarter of fiscal 1997 from 9% during the same quarter last year. The domestic OCTG business was impacted by an estimated 33% decrease in exports during the quarter, with exports accounting for an estimated 13% of domestic production during the quarter. Maverick's exports increased three-fold during the quarter as the Company's shipments to Canada grew significantly. Industry inventory build created a 4.8% additional demand as opposed to 3.5% during the same quarter last year.

According to published reports, total domestic production of OCTG increased by 5% during the quarter, reflecting a 15% increase of shipments into the domestic market which was offset by the decrease in exports. The Company believes that the strengthened demand for its OCTG was the result of increased drilling activity in the Company's traditional markets, principally on shores in the continental United States and western Canada. Maverick's energy related shipments during the quarter increased by 67% from the same quarter last year.

Management estimates the demand for the Company's structural tube (hollow structural sections or HSS) products increased by 8% in the quarter. In addition, management estimates that imports of HSS product remained relatively stable as compared to the same quarter of last year. Further, inventories of HSS held by distributors were stable during the quarter, as opposed to the same quarter last year when inventories were being reduced. As a result of the market conditions, domestic shipments of HSS rose by 10%. The Company's shipments of industrial products rose by 13%, due to a 30% increase in HSS shipments offset by a 22% decrease in standard pipe shipments.

Pricing of the Company's products was up during the quarter when compared to last year. Pricing for the Company's energy products was up by 1.1%, due to an improved mix of value added products and improved sales prices. Pricing for the Company's industrial products was also up slightly by approximately $3 per ton, or 0.7% as compared to the quarter ended December 31, 1995, due primarily to an improved mix of higher priced products. The Company has announced pricing increases on all of its products as has its principal competitors. In the Company's energy business, substantial backlogs of price protected products exist, delaying the impact of price increase efforts. While the Company is receiving orders at higher prices, there is no assurance as to how much and when the overall pricing of the Company's products will increase.

Steel costs included in cost of goods sold increased during the quarter by $9 per ton, or 3% due to recent increases in steel costs. Steel costs during the quarter were generally below replacement costs. Based on December 31, 1996 inventory values and previously announced price increases for steel, the Company estimates steel costs to rise by another estimated 1.2 - 1.5% during the second quarter of fiscal 1997, at which time costs will still be below replacement costs by approximately $5 per ton. The Company believes that the reason for increasing steel costs is supply related rather than demand related as substantial production outages at several steel manufacturers occurred during the last several months, significantly reducing the availability of hot rolled steel. These outages were temporary and full production has been reestablished. In addition, the supply of steel is continuing to increase significantly as four new steel mills are scheduled to begin or have begun the production and sale of
6.5 million tons of additional hot rolled steel.

Certain statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding matters that are not historical facts (including statements as to the beliefs or expectations of the Company) are forward-looking statements. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For example, uncertainty continues to exist as to future levels and volatility of oil and gas price expectations and their effect on drilling levels and demand for the Company's energy-related products, the future impact of industry-wide draw-downs of inventories and future import levels. Uncertainty also exists as to the trend and direction of both product pricing and purchased steel costs. Reference is made to the "Risk Factors" discussed in Exhibit 99.1 of Maverick's Form 10-K for its fiscal year ended September 30, 1996.

RESULTS OF OPERATIONS


In the first quarter of fiscal 1997, total net sales increased $19.3 million, or 43.0% over the comparable period of the preceding fiscal year. Energy products sales increased $17.6 million or 54.2% for the first quarter ended December 31, 1996, while industrial products sales increased $1.7 million or 13.9% for the first quarter. These results were attributable primarily to an increase of 39.4% in total product shipments, from 75,939 tons in the first fiscal quarter of 1996 to 105,835 tons in the first fiscal quarter of 1997. Energy tons increased 26,572 tons, or 52.5% in the first quarter of 1996 as compared to the third quarter of 1995. Shipments of industrial product increased 3,324 tons, or 13.1% in the first quarter of 1996. The sales and shipments of energy products during the first fiscal quarter of 1997 was increased substantially due primarily to increased activity in gas drilling by 16%, increased activity in oil drilling by 8% and a three-fold increase in Maverick's sales of product exported to Canada and other countries. The increase in sales and shipments of industrial products was due to Company's continued penetration into the HSS market. Average net selling prices for energy products during the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996 remained relatively stable (increasing by 0.9%) from an average of $641 per ton to $648 per ton. Average net selling price for industrial products during the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996 remained relatively stable (increasing only 0.6%) from an average of $492 per ton to $495 per ton. These increases were due primarily to an improved mix of products.

Cost of goods sold increased $16.9 million or 41.5% in the first quarter of fiscal 1996 over the first quarter of fiscal 1996. Energy products cost of goods sold increased $15.4 million, or 52.9% in the first quarter. Industrial products cost of goods sold increased $1.5 million or 12.6% in the first quarter. The overall increase was due primarily to increased product shipments. However, the overall unit cost per ton of product sold increased 1.5% (from an average of $535 to $543) in the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996. This increase was due to an increase in delivered steel costs during the fourth quarter of 1996 and first fiscal quarter of 1997. Steel purchases during the fourth fiscal quarter of 1996 and first quarter of 1997 at these increased purchase prices resulted in an increase of the average prime steel cost of goods sold by $9 per ton over the first fiscal quarter of 1996. See "Overview." The impact of such increase in steel costs was offset somewhat by the operating efficiencies achieved by Maverick and improved fixed costs absorption.

Gross profit increased $2.4 million or 57.7% for the first quarter of fiscal 1997 over the comparable period of fiscal 1996. Gross profit for energy increased $2.1 million, or 66.0%, while industrial products gross profit increased approximately $300,000 or 29.8%. Consolidated gross profit percentage for the first quarter of fiscal 1997 was 10.4% compared to 9.4% for the first fiscal quarter of 1996. Energy gross profit percentage improved to 10.8% from 10.1%, while industrial products improved to 8.8% from 7.7%. Energy and industrial products gross profit as a percentage of net sales in the first quarter of fiscal 1997 was positively impacted by improved selling prices, operating efficiencies and improved fixed costs absorption partially offset by increasing steel costs. During the second quarter of 1997, the replacement costs of steel is expected to rise by $10 per ton due to previously announced steel price increases. It is expected that the impact of these higher replacement costs on costs of goods sold if successfully implemented will partially effect the second fiscal quarter and fully affect the third quarter of fiscal 1997.

Selling, general and administrative expenses increased by $608,000, or 29.1% in the first quarter of fiscal 1997 over the first quarter of fiscal 1996. Direct structural selling costs increased approximately $91,000 for the quarter from the first quarter of fiscal 1996 due to the increase in sales and shipments of industrial products. The remaining increase is due primarily to general wage increases granted as of the beginning of the fiscal year, small increases in staffing and incentive compensation accrued for sales and administrative employees. Selling, general and administrative expenses as a percentage of net sales in the first fiscal quarter of 1997 was 4.2% as compared to the first quarter of fiscal 1996 of 4.7%.

Interest expense decreased $215,000 or 29.3% in the first quarter of fiscal 1997 compared to the first quarter of the fiscal 1996. The decreased interest expense is primarily due to a lower effective interest rate as fixed rate debt was paid off in the fourth fiscal quarter of 1996 and replaced with the lower interest-bearing revolving credit facility, as well as lower overall average borrowings.

The provision for income taxes increased $594,000 or 216.0% in the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996. This increase is attributable to the higher level of pretax earnings generated by the Company in the first quarter of 1997 and also a higher effective tax rate as the Company expects to fully utilize existing net operating loss carryforwards during 1997.

As a result of the increased gross profit and the other factors discussed above, net income increased $1.5 million in the first quarter of fiscal 1997 from the comparable period of fiscal 1996.


LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 1996, was $38.8 million, and the ratio of current assets to current liabilities was 1.9 to 1.0 as compared to September 30, 1996 when working capital was $32.7 million and the ratio of current assets to current liabilities was 1.8 to 1.0. The increase in working capital was principally due to a $2.5 million increase in accounts receivable, a $5.9 million increase in inventory (which includes approximately $9.4 million in customer-obligated inventory) and a $3.3 million decrease in accounts payable, partially offset by a $2.4 million increase in deferred revenue and a $3.4 million increase in accrued liabilities. The increase in accounts receivable is due to the high volume of energy-related business in December. The increase in inventories and accrued liabilities is due to increased inventory requirements to support the Company's substantially increased level of shipments. The increase in deferred revenue is due to the build in customer inventory prior to the end of the year. Cash used by operating activities was $2.2 million for the first quarter of fiscal 1997. The primary sources of cash were net income, exclusive of the impact of non-cash items (primarily depreciation and amortization), of $4.0 million. The primary use of cash was the build in inventory of $5.9 million.

During the first fiscal quarter of 1997, cash used in investing activities was $2.9 million, This was all of which is attributable to purchases of property, plant and equipment.

Cash provided by financing activities was $5.2 million. The Company's Revolving Credit Facility increased $5.7 million primarily as a result of increased inventories and accounts receivable. The Company's long-term indebtedness was reduced by approximately $500,000.

The Company's capital budget for fiscal 1997 is approximately $6.3 million of which $2.9 million was expended during the three months ended December 31, 1996. The budgeted funds are being utilized principally to acquire new equipment for existing manufacturing facilities. As of December 31, 1996, the Company had an additional $2.9 million committed for the purchase of equipment.

The Company expects that it will meet its ongoing working capital and capital requirements from a combination of cash flow from operations, which constitutes its primary source of liquidity, and available borrowings under its Revolving Credit Facility. The Revolving Credit Facility provides for maximum borrowings up to the lesser of the eligible borrowing base or $27.5 million and bears interest at either the prevailing prime rate or an adjusted Eurodollar rate, plus an interest margin, depending upon certain financial measurements. The Revolving Credit Facility is secured by the Company's accounts receivable and inventories and will expire on May 31, 1998. As of December 31, 1996, the applicable interest rate was 6.89 percent per annum and the Company had $8.1 million in unused availability under the Revolving Credit Facility. As of December 31, 1996, the Company had $695,000 in cash and cash equivalents.



                    MAVERICK TUBE CORPORATION AND SUBSIDIARY

                           PART II. OTHER INFORMATION






ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits:  None

                  (b) Reports on Form 8-K. No reports on Form 8-K were filed for the quarterly period for which this report is filed.






                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Maverick Tube Corporation
                                  (Registrant)



Date:  February 10, 1997                         /s/ Gregg Eisenberg
                                                 -------------------
                                                     Gregg Eisenberg
                                    President and Chief Executive Officer


Date:  February 10, 1997                      /s/ Charles Struckhoff
                                              ----------------------
                                                  Charles Struckhoff
                                    Vice President -- Finance and Administration
                                             (Chief Financial Officer)