Form 10-Q/A
period 1996-12-31
MAVERICK TUBE CORPORATION
filed 1997-04-21
CIK 869087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

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

Common Stock, $.01 Par Value--7,477,071 shares as of April 2, 1997



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

                  (a)      Exhibits:  Exhibit 27  -- The Financial Data Schedule

                  (b) Reports on Form 8-K. No reports on Form 8-K were filed for the quarterly period for which this report is filed.






                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Maverick Tube Corporation
                                  (Registrant)



Date:  April 21, 1997                             /s/ Gregg Eisenberg
                1                                 -------------------
                                                     Gregg Eisenberg
                                    President and Chief Executive Officer


Date:  April 21, 1997                          /s/ Charles Struckhoff
               1                               ----------------------
                                                  Charles Struckhoff
                                    Vice President -- Finance and Administration
                                             (Chief Financial Officer)