Form 10-Q
period 1997-03-31
MAVERICK TUBE CORPORATION
filed 1997-05-06
CIK 869087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                       or

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

Common Stock, $.01 Par Value -- 7,496,571 shares as of May 6, 1997







                    MAVERICK TUBE CORPORATION AND SUBSIDIARY


                                      INDEX

PART I.    FINANCIAL INFORMATION                                        PAGE NO.

Item 1.    Financial statements (Unaudited)

           Condensed Consolidated Balance Sheets -- March 31, 1997
           and September 30, 1996                                             3

           Condensed Consolidated Statements of Operations -- Three and
           six month periods ended March 31, 1997 and 1996                    4

           Condensed Consolidated Statement of Cash Flows -- Six
           months ended March 31, 1997 and 1996                               5

           Notes to Condensed Consolidated Financial Statements               6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          8

PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of the Security Holders           14

Item 6.    Exhibits and Reports on Form 8-K                                  14

SIGNATURE PAGE                                                               15


                    MAVERICK TUBE CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                      MARCH 31,            SEPTEMBER 30,
                                                                                         1997                  1996
                                                                                     (Unaudited)              (Note)
                                                                                  -------------------   --------------------

ASSETS
CURRENT ASSETS
     Cash and cash equivalents................................................................$2,656...................$613
     Accounts receivable, less allowances of $570 and
       $629 on March 31, 1997 and September 30, 1996,
       respectively...........................................................................20,306.................18,400
     Inventories (See Notes 2 & 3)............................................................56,296.................50,624
     Deferred income taxes.....................................................................2,359..................2,679
     Prepaid expenses and other current assets...................................................850....................875
                                                                                  -------------------   --------------------

         Total current assets.................................................................82,467.................73,191

PROPERTY, PLANT AND EQUIPMENT
     Less accumulated depreciation (March 31, 1997 -
       $24,308; September 30, 1996 - $21,776).................................................55,105.................51,695

OTHER ASSETS.....................................................................................798....................670
                                                                                  -------------------   --------------------

TOTAL ASSETS................................................................................$138,370...............$125,556
                                                                                  ===================   ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable........................................................................$23,563................$23,042
     Accrued expenses and other  liabilities...................................................8,605..................7,478
     Deferred revenue (See Note 2) ...........................................................10,419..................8,176
     Current maturities of long-term debt......................................................1,926..................1,843
                                                                                  -------------------   --------------------

         Total current liabilities............................................................44,513.................40,539

LONG TERM DEBT, less current maturities.......................................................10,893.................11,901

REVOLVING CREDIT FACILITY ....................................................................17,000.................13,250

DEFERRED INCOME TAXES .........................................................................3,099..................2,619

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value;
         20,000,000 authorized shares,
         7,477,071 issued in 1997 and 7,472,071
         issued in 1996 ..........................................................................75.....................75
     Additional paid-in capital...............................................................37,706.................37,674
     Retained earnings........................................................................25,084.................19,498
                                                                                  -------------------   --------------------

         Total stockholders' equity...........................................................62,865.................57,247
                                                                                  -------------------   --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................................................$138,370...............$125,556
                                                                                  ===================   ====================

 ............................................................................................................................
Note:  The condensed  consolidated balance sheet at September 30, 1996, has been derived from the audited consolidated financial statements at that date.
 ............................................................................................................................

See accompanying notes to condensed consolidated financial statements.



                    MAVERICK TUBE CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except share data)
                                   (Unaudited)

                                                                            Three months ended              Six months ended
                                                                          March 31                       March 31
                                                                            1997           1996            1997           1996
                                                                       -------------------------------------------------------------

NET SALES (See Note 2) .......................................................$66,920........$40,856........$131,110........$85,734

COSTS and EXPENSES
    Cost of goods sold.........................................................59,228.........36,483.........116,754......   77,136
    Selling, general and administrative.........................................3,017..........2,406...........5,716          4,497
                                                                       ------------------------------ ------------------------------

    Income  from operations (See Note 2) .......................................4,675..........1,967...........8,640..........4,101

OTHER INCOME (EXPENSE)
    Interest expense.............................................................(476)..........(628)...........(994)....... (1,361)
    Other expense.................................................................(50)...........(28)............(20).......    (54)
                                                                       ------------------------------ ------------------------------

    Income before income taxes (See Note 2) ....................................4,149..........1,311...........7,626..........2,686

 PROVISION FOR INCOME TAXES.....................................................1,171............262....       2,040            537
                                                                       ------------------------------ ------------------------------

NET INCOME (See Note 2)........................................................$2,978.........$1,049..........$5,586.........$2,149
                                                                       ============================== ==============================

EARNINGS PER COMMON AND
    COMMON EQUIVALENT SHARE (See Note 2)........................................$0.39..........$0.14...........$0.74......    $0.29
                                                                       ============================== ==============================


 ...................................................................... .............................. ..............................

Earnings per common and common equivalent share calculation:
Net income (See Note 2) .......................................................$2,978.........$1,049..........$5,586.........$2,149

Average shares outstanding..................................................7,475,127......7,472,071.......7,473,582......7,467,419
Common stock equivalents .....................................................145,259.........23,653........ 126,292         11,106
                                                                       ------------------------------ ------------------------------
Total common and common equivalent shares                                   7,620,386      7,495,724       7,599,874      7,478,525

Net income /average
    shares outstanding (See Note 2) ............................................$0.39..........$0.14...........$0.74..........$0.29
                                                                       ============================== ==============================

See accompanying notes to condensed consolidated financial statements.


                    MAVERICK TUBE CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                               Six Months Ended
                                                                                                    March 31,
                                                                                             1997           1996
                                                                                        ------------------------------

OPERATING ACTIVITIES
  Net income ...............................................................................$5,586..........$2,149
  Adjustments to reconcile net income loss to net cash provided
   (used) by operating activities:
    Depreciation and amortization............................................................2,569...........2,566
    Deferred income taxes......................................................................800..............--
    Provision for accounts receivable allowances...............................................(59)............(29)
       (Increase) decrease in accounts receivable...........................................(2,132)..........1,768
       (Increase) in inventories............................................................(5,671).........(8,146)
       Decrease in prepaid expenses and other assets...........................................145.............196
       Increase in accounts payable..........................................................1,182...........1,517
       Increase in accrued liabilities and other expenses....................................2,116...........1,011
       Increase in deferred revenue (See Note 2) ............................................1,254...........8,757
                                                                                    --------------  --------------

       Cash provided by operating activities.................................................5,790...........9,789

INVESTING ACTIVITIES
  Purchases of property, plant and equipment................................................(5,941).........(1,683)
  Other.........................................................................................--..............17
                                                                                    --------------  --------------

       Cash (used) by investing activities..................................................(5,941).........(1,666)

FINANCING ACTIVITIES
  Proceeds from borrowings..................................................................48,950..........27,250
  Principal payments on borrowings.........................................................(46,788)........(35,905)
                                                                                    --------------  --------------
                                                                                             2,162          (8,655)
  Net proceeds from sale of common stock .......................................................32.............206
                                                                                    --------------  --------------

       Cash provided (used) by financing activities..........................................2,194..........(8,449)

  Increase(decrease) in cash and cash equivalents............................................2,043............(326)
Cash and cash equivalents at beginning of period...............................................613.............491
                                                                                    --------------  --------------

Cash and cash equivalents at end of period..................................................$2,656............$165
                                                                                    ==============  ==============

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
       Interest.............................................................................$1,162..........$1,460
       Income taxes.........................................................................$1,424............$375

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1996.


(2)      REVENUE RECOGNITION

         The Company, effective January 1, 1996, records revenue on energy products at the date of shipment pursuant to customer instructions, rather than its previous practice of recording revenue at the time goods were set aside for customers at the customer's request. The previous practice was not material to prior periods, nor is the new practice expected to have any material effect on future periods. However, included in the results of the quarter and six months ended March 31, 1996 was a one-time effect of this change in practice which resulted in a reduction in net sales, gross margin, earnings and earnings per share of $8.7 million, $1.0 million, $839,000 and $0.11, respectively. Accordingly, the March 31, 1996 balance sheet is impacted by an increase in current assets of $7.7 million in customer obligated inventory and by an increase in current liabilities of $8.7 million in deferred revenue.


(3)      INVENTORIES

         The components of inventories consisted of the following:

                                                       March 31,  September 30,
                                                          1997         1996
                                                     (In thousands)

                  Finished goods                         $34,494       $28,323
                  Work-in-process                          3,931         2,671
                  Raw materials                            9,851        10,081
                  In-transit materials                     4,591         6,274
                  Storeroom parts                          3,429         3,275
                                                     --------------------------
                                                         $56,296       $50,624
                                                     ==========================

         Inventories are principally valued at the lower of average cost or market.


MAVERICK TUBE CORPORATION AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
   OPERATION


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

According to published industry reports, domestic drilling activity rose by 21% for the quarter ended March 31, 1997, as compared to the same quarter of the previous year. The Company also believes that the domestic consumption of tubular goods per well drilled has increased. This increase in consumption per rig was due to a higher portion of gas wells being drilled and increased rig efficiencies. Overall natural gas drilling in the United States increased by 20% during the quarter as compared to a year earlier, and oil related drilling increased by 25%. The Company believes that gas drilling increased in spite of cyclical short-term price of natural gas decreases of 7% as compared to the quarter ended March 31, 1996. The increase in gas drilling appears to be due to expected tightness in the gas supply and general optimistic outlook for natural gas markets while oil drilling responded to higher oil prices which had increased by approximately 20% from the quarter ended March 31,1996. The trend in overall drilling during the quarter continued upward, as drilling at the end of the quarter was 26% higher than the comparable period of the prior year.


Consumption of domestic OCTG had increased by 29% during the quarter from the comparable period of the prior year in spite of import penetration of an estimated 19.2% during the second quarter of fiscal 1997 as compared to 10.3% during the same quarter last year. The domestic OCTG business was also impacted by an estimated 32% decrease in exports during the quarter, with exports accounting for an estimated 13.4% of domestic production during the quarter. Maverick's exports increased 127.2% from the same quarter of the previous year as the Company's shipments to Canada grew significantly, reflecting the Canadian rig count increase of approximately 17%. Industry inventory build created a 14.4% additional demand as compared to 6.9% during the same quarter last year.

According to published reports, total domestic production of OCTG increased by 15% during the quarter. Domestic consumption of OCTG increased 29% during the same period. Maverick's energy related shipments during the quarter increased by 85.5% from the same quarter last year which was negatively impacted by a change in the Company's practice of revenue recognition. The Company believes that the strengthened demand for its OCTG was the result of increased drilling activity in the Company's traditional markets, principally on shore in the continental United States and western Canada.

Management estimates the demand for the Company's structural tube (hollow structural sections or HSS) products increased by 6% in the quarter compared to the comparable quarter of last year. In addition, management estimates that imports of HSS product fell by approximately 5% as compared to the same quarter of last year. Further, inventories of HSS held by distributors were stable during the quarter, as compared to the same quarter last year when inventories were being reduced. As a result of these market conditions, domestic shipments of HSS rose by 9%. The Company's shipments of industrial products rose by 21.1%, due to a 42.3% increase in HSS shipments offset by a 28.2% decrease in standard pipe shipments.

Pricing for both the Company's energy products and industrial products was up by 2.8% and 0.5%, respectively, as compared to the quarter ended March 31, 1996 due to improved prime selling prices. The Company has announced pricing increases during the current quarter on all of its products as has its principal competitors. In the Company's energy business, substantial backlogs of price protected products exist, which may delay the impact of these price increase efforts. While the Company is receiving orders at higher prices, there is no assurance as to how much and when the overall pricing of the Company's products will increase.




Steel costs included in cost of goods sold increased during the quarter by $37 per ton, or 12.4% as compared to the quarter ended March 31, 1996. However, steel costs included in cost of goods sold remained relatively stable during the quarter as compared to the quarter ended December 31, 1996. Steel costs during the quarter were generally below current replacement costs. Based on March 31, 1997 inventory values and previously announced price increases for steel, the Company estimates steel costs will rise within the range of 1.1 to 1.7% during the third and fourth quarters of fiscal 1997. The Company believes that the reason for increasing steel costs is supply related rather than demand related as substantial production interruptions at one steel manufacturer has occurred during the last several months, significantly reducing the availability of hot rolled steel. The supply of steel is continuing to increase significantly as four new steel mills are scheduled to begin or have begun the production and sale of 6.5 million tons of additional hot rolled steel annually.


RESULTS OF OPERATIONS


In the second quarter of fiscal 1997 and first six months of fiscal 1997, total net sales increased $26.1 million, or 63.8% and $45.4 million, or 52.9%, respectively, over the comparable periods of the preceding fiscal year. Energy products sales increased $22.9 million or 85.9% for the second quarter and increased $40.5 million or 68.6% for the six months ended March 31, 1997, while industrial products sales increased $3.2 million or 22.3% for the second quarter and increased $4.9 million or 18.4% for the six months ended March 31, 1997. These results were attributable primarily to an increase of 58.8% and 48.6% in total product shipments, from 69,455 tons in the second fiscal quarter of 1996 to 110,261 tons in the second fiscal quarter of 1997 and from 145,394 tons in the first six months of fiscal 1996 to 216,096 tons in the first nine months of fiscal 1997. Energy tons increased 34,707 tons, or 85.5%, in the second quarter of 1997 as compared to the second quarter of 1996 and increased 61,279 tons or 67.2% in the first six months of 1997 as compared to the first nine months of 1996. The tons sold in the second quarter of 1996 were negatively impacted by a change in the Company's practice of revenue recognition (see note 2 to the financial statements). Shipments of industrial products increased 6,099 tons, or 21.1% in the second quarter of 1997 as compared to the second quarter of 1996 and 9,423 tons, or 17.4% in the first six months of 1997 as compared to the first six months of 1996. The sales and shipments of energy products during the second fiscal quarter of 1997 increased substantially due to: (i) increased activity in gas drilling by 20%, (ii) increased activity in oil drilling by 25%,
(iii) a 127.2% increase in Maverick's sales of product exported to Canada and other countries, and (iv) the change in the Company's revenue recognition practice. The increase in sales and shipments of industrial products was due to Company's continued penetration into the HSS market offset somewhat by reduced standard pipe shipments. Average net selling prices for energy products during the second quarter of fiscal 1997 and the six months ended March 31, 1997 as compared to the comparable periods of fiscal 1996 remained relatively stable (increasing by 0.2%) from an average of $657 per ton to $658 per ton and (increasing by 0.8%) from an average of $648 per ton to $653 per ton. This selling price stability is primarily due to product mix, as the Company was experiencing capacity constraints on its higher value alloy grade tubing and casing. Average net selling price for industrial products during the second quarter of fiscal 1997 and the six months ended March 31, 1997 as compared to the periods of fiscal 1996 remained relatively stable (increasing 1.0%) from an average of $492 per ton to $497 per ton and (increasing 0.9%) from an average of $492 per ton to $496 per ton. This slight increase was due primarily to an improved selling price driven by the increased steel prices discussed below.

Cost of goods sold increased $22.8 million or 62.3% and $39.6 million or 51.4% in the second quarter of fiscal 1997 and first six months of 1997, respectively, over the comparable periods of fiscal 1996. Energy products cost of goods sold increased $20.5 million, or 87.8% and increased $35.9 million or 68.5% in the second quarter and the first six months of fiscal 1997, respectively. Industrial products cost of goods sold increased $2.3 million or 17.0% and increased $3.7 million or 14.9% in the second quarter and the first six months of fiscal 1997, respectively. The overall increase was due primarily to increased product shipments. However, the overall unit cost per ton of products sold increased 2.2% (from an average of $525 to $537) in the second quarter of fiscal 1997 and 1.8% (from an average of $531 to $540) in the first six months of fiscal 1997 as compared to the comparable periods of fiscal 1996. This increase was due to an increase in delivered steel costs during the fourth quarter of 1996 and the first and second fiscal quarters of 1997. Steel purchases during the fourth fiscal quarter of 1996, and the first and second quarters of 1997 at these increased purchase prices resulted in an increase of the average prime steel cost of goods sold by $37 per ton over the second fiscal quarter of 1996. See "Overview." The impact of such increase in steel costs was offset somewhat by the operating efficiencies achieved by Maverick and improved fixed costs absorption.

Gross profit increased $3.3 million or 75.9% and $5.8 million or 67.0% for the second quarter and first six months of fiscal 1997 over the comparable periods of fiscal 1996. Gross profit for energy products increased $2.4 million, or 72.3% and $4.5 million, or 69.1%, while industrial products gross profit increased approximately $938,000 or 87.0% and $1.2 million, or 60.0%. The consolidated gross profit as a percentage of net sales ("gross profit percentage") was 11.6% and 10.95% for the second quarter and first six months of fiscal 1997 compared to 10.7% and 10.0% for the comparable periods of fiscal 1996. Energy gross profit percentage decreased to 11.5% from 12.4% for the second quarter of fiscal 1997 and remained stable at 11.1% for the six months ended March 31, while industrial products improved to 11.6% from 7.6% for the second quarter of fiscal 1997 and increased to 10.4% from 7.7% for the six months ended March 31. Energy and industrial products gross profit percentage in the second quarter of fiscal 1997 was impacted by improved selling prices, operating efficiencies, improved fixed costs absorption and increasing steel costs. The energy segment was impacted more dramatically by the rising steel costs, thus causing its gross profit percentage to fall. The industrial products segment was impacted more dramatically by improved operating efficiencies and fixed cost absorption and less by rising steel costs, thus, causing its gross profit percentage to rise. During the third quarter of 1997, the replacement costs of steel is expected to rise on average approximately $2 per ton due to previously announced steel price increases from steel sources other than the Company's principal supplier. It is expected that if successfully implemented, the impact of these higher replacement costs on costs of goods sold will partially affect the remainder of fiscal 1997.

Selling, general and administrative expenses increased by $611,000, or 25.4% and $1.2 million, or 27.1% in the second quarter and first six months of fiscal 1997 over the comparable periods of fiscal 1996. Direct structural selling costs increased $122,000 and $213,000 for the quarter and first six months of fiscal 1997 from the comparable periods of fiscal 1996 due principally to the increase in sales and shipments of industrial products. Selling, general and administrative expenses were also impacted by general wage increases granted as of the beginning of the fiscal year, small increases in staffing, and incentive compensation accrued for sales and administrative employees. However, selling, general and administrative expenses as a percentage of net sales in the second quarter and first six months of fiscal 1997 was 4.5% and 4.4% as compared to the comparable periods of fiscal 1996 of 5.9% and 5.2%.

Interest expense decreased $152,000 or 24.2% and $376, 000 or 27.0% in the second quarter and first six months of fiscal 1997 compared to the comparable periods of fiscal 1996. The decreased interest expense is primarily due to a lower effective interest rate as fixed rate debt was paid off in the fourth quarter of fiscal 1996 and replaced with the lower interest-bearing revolving credit facility, as well as lower overall average borrowings.

The provision for income taxes increased $928,000 or 354.2% and $1.5 million or 279.9% in the second quarter and first six months of fiscal 1997 as compared to the comparable periods of fiscal 1996. This increase is attributable to the higher level of pretax earnings generated by the Company in the second quarter of 1997 and also a higher effective tax rate as the Company expects to fully utilize existing net operating loss carryforwards and utilize a portion of the alternative minimum tax credits during 1997.

As a result of the increased gross profit and the other factors discussed above, net income increased $1.9 million in the second quarter of fiscal 1997 and $3.4 million in the six month period ended March 31, 1997 from the comparable periods of fiscal 1996.


LIQUIDITY AND CAPITAL RESOURCES


Working capital at March 31, 1997 was $37.5 million, and the ratio of current assets to current liabilities was 1.8 to 1.0, as compared to September 30, 1996 when working capital was $32.7 million and the ratio of current assets to current liabilities was 1.8 to 1.0. The increase in working capital was principally due to a $2.0 million increase in cash, $2.1 million increase in accounts receivable and a $5.7 million increase in inventory (which includes approximately $9.2 million in customer-obligated inventory), partially offset by a $4.1 million increase in accounts payable and accrued liabilities and a $1.3 million increase in deferred revenue. The increase in cash and accounts receivable is due to the high volume of energy-related business in February and March. The increase in inventories is due to increased requirements to support the Company's substantially increased level of shipments. The increase in accounts payable and accrued liabilities resulted from the increased inventory position. The increase in deferred revenue is due to the build-up in customer-obligated inventory prior to the end of the quarter. Cash provided by operating activities was $5.8 million for the six months ended March 31, 1997. The primary source of cash was net income, exclusive of the impact of non-cash items (primarily depreciation and amortization) of $8.1 million. The primary use of cash was the build in inventory of $5.7 million.

During the six months ended March 31 1997, cash used in investing activities was $5.9 million, all of which was attributable to purchases of property, plant and equipment.

Cash provided by financing activities was $2.2 million. The Company's Revolving Credit Facility increased $3.8 million primarily to partially fund the increased levels of accounts receivable and inventories. The Company's other long-term indebtedness was reduced by approximately $1.0 million.

The Company's capital budget for fiscal 1997 is approximately $7.3 million of which $5.9 million was expended during the six months ended March 31, 1997. The budgeted funds are being utilized principally to acquire new equipment for existing manufacturing facilities. As of March 31, 1997, the Company had an additional $1.8 million committed for the purchase of equipment.

The Company expects that it will meet its ongoing working capital and capital expenditure requirements from a combination of cash flow from operations, which constitutes its primary source of liquidity, and available borrowings under its Revolving Credit Facility. The Revolving Credit Facility provides for maximum borrowings up to the lesser of the eligible borrowing base or $27.5 million, and bears interest at either the prevailing prime rate or an adjusted Eurodollar rate, plus an interest margin, depending upon certain financial measurements. The Revolving Credit Facility is secured by the Company's accounts receivable and inventories and will expire on May 31, 1998. As of March 31, 1997, the applicable interest rate was 6.57 percent per annum and the Company had $10.1 million in unused availability under the Revolving Credit Facility. As of March 31, 1997, the Company had $2.7 million in cash and cash equivalents.





                    MAVERICK TUBE CORPORATION AND SUBSIDIARY

                           PART II. OTHER INFORMATION






ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Annual Meeting of the Stockholders of the Company was held on February 10, 1997. Of the 7,472,071 shares entitled to vote at such meeting, 6,528,273 shares were present at the meeting in person or by proxy.

         (b) The individuals listed below were elected as Directors of the Company, and, with respect to each Director, the number of shares voted for and withheld were as follows:

                                                      No. of Shares Voted
                  Name of Nominee                    For           Withheld

                  Gregg M. Eisenberg              6,245,443         282,830
                  William E. Macaulay             6,245,443         282,830
                  John A. Hill                    6,245,443         282,830
                  David H. Kennedy                6,245,443         282,830
                  C. Robert Bunch                 6,245,443         282,830
                  C. Adams Moore                  6,245,443         282,830

         (c) 2,802,289 shares voted in favor of the approval of the amendment to the Maverick Tube Corporation 1994 Stock Option Plan. This was less than the requisite number of shares required for approval.

         (d)      There were no brokers' non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits:  None

                  (b) Reports on Form 8-K. In a report filed on Form 8-K dated March 31, 1997, the Company reported a change in the composition of the Board of Directors.





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 Maverick Tube Corporation
                                                       (Registrant)



Date:  May 6, 1997                                    /s/ Gregg Eisenberg
                                                      -------------------
                                                         Gregg Eisenberg
                                          President and Chief Executive Officer


Date:  May 6, 1997                                   /s/ Charles Struckhoff
                                                     ----------------------
                                                         Charles Struckhoff
                                                     Vice President -- Finance
                                                     and Administration
                                                     (Chief Financial Officer)