Form 10-Q
period 1997-06-30
MAVERICK TUBE CORPORATION
filed 1997-08-12
CIK 869087

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 1997

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

                           Maverick Tube Corporation
                       400 Chesterfield Center, 2nd Floor
                             Chesterfield, MO 63017
                                 (314) 537-1314


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                                        Outstanding

Common Stock, $.01 Par Value                                   7,544,071
as of August 11, 1997

                    MAVERICK TUBE CORPORATION AND SUBSIDIARY

                                     INDEX

PART I.    FINANCIAL INFORMATION                                                PAGE NO.

Item 1.    Financial statements (Unaudited)

           Condensed Consolidated Balance Sheets -- June 30, 1997
           and September 30, 1996                                                   3

           Condensed Consolidated Statements of Income -- Three and
           nine month periods ended June 30, 1997 and 1996                          4

           Condensed Consolidated Statements of Cash Flows -- Nine
           months ended June 30, 1997 and 1996                                      5

           Notes to Condensed Consolidated Financial Statements                     6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                8

PART II.   OTHER INFORMATION

Item 2.    Changes in the Rigths of the Company's Security Holders                 13

Item 6.    Exhibits and Reports on Form 8-K                                        13

SIGNATURE PAGE                                                                     14

Part I.  Financial Information

Item 1.  Financial statements (Unaudited)

                    MAVERICK TUBE CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                            JUNE 30,            SEPTEMBER 30,
                                                                                              1997                    1997
                                                                                           (Unaudited)               (Note)
                                                                                       --------------------   --------------------

ASSETS
CURRENT ASSETS
     Cash and cash equivalents................................................................$2,926...................$613
     Accounts receivable, less allowances of $732 and
       $629 on June 30, 1997 and September 30, 1996,
       respectively...........................................................................29,641.................18,400
     Inventories (See Notes 2 & 3)............................................................66,718.................50,624
     Deferred income taxes.....................................................................2,359..................2,679
     Prepaid expenses and other current assets.................................................1,186....................875
                                                                                  -------------------   --------------------

         Total current assets................................................................102,830.................73,191

PROPERTY, PLANT AND EQUIPMENT
     Less accumulated depreciation (June 30, 1997 -
       $25,704; September 30, 1996 - $21,776).................................................55,464.................51,695

OTHER ASSETS.....................................................................................769....................670
                                                                                  -------------------   --------------------

TOTAL ASSETS................................................................................$159,063...............$125,556
                                                                                  ===================   ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable........................................................................$31,163................$23,042
     Accrued expenses and other  liabilities..................................................10,774..................7,478
     Deferred revenue (See Note 2) ...........................................................15,511..................8,176
     Current maturities of long-term debt......................................................1,968..................1,843
                                                                                  -------------------   --------------------

         Total current liabilities............................................................59,416.................40,539

LONG TERM DEBT, less current maturities.......................................................10,534.................11,901

REVOLVING CREDIT FACILITY ....................................................................18,750.................13,250

DEFERRED INCOME TAXES .........................................................................3,099..................2,619

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value;
         20,000,000 authorized shares,
         7,532,571 issued in 1997 and 7,472,071 shares
         issued in 1996 ..........................................................................75.....................75
     Additional paid-in capital...............................................................38,186.................37,674
     Retained earnings........................................................................29,003.................19,498
                                                                                  -------------------   --------------------

         Total stockholders' equity...........................................................67,264.................57,247
                                                                                  -------------------   --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................................................$159,063...............$125,556
                                                                                  ===================   ====================

 ...................................................................................................................................
Note:  The condensed  consolidated balance sheet at September 30, 1996, has been derived from the audited consolidated financial statements at that date.
 ...................................................................................................................................

See accompanying notes to condensed consolidated financial statements.

                    MAVERICK TUBE CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                            Three months ended              Nine months ended
                                                                                 June 30                     June 30
                                                                            1997           1996            1997           1996
                                                                       -------------------------------------------------------------


NET SALES (See Note 2) .......................................................$74,669........$56,333........$205,778.......$142,067

COSTS and EXPENSES
    Cost of goods sold.........................................................64,875.........49,750.........181,629......  126,886
    Selling, general and administrative.........................................3,530..........2,823...........9,245          7,320
                                                                       ------------------------------ ------------------------------

    Income from operations (See Note 2) ........................................6,264..........3,760..........14,904..........7,861

OTHER INCOME (EXPENSE)
    Interest expense.............................................................(497)..........(602).........(1,491)....... (1,963)
    Other expense..................................................................(5)............36.............(25).......    (18)
                                                                       ------------------------------ ------------------------------

    Income before income taxes (See Note 2) ....................................5,762..........3,194..........13,388..........5,880

     PROVISION FOR INCOME TAXES.................................................1,824............639........   3,883          1,176
                                                                       ------------------------------ ------------------------------

NET INCOME (See Note 2)........................................................$3,938.........$2,555..........$9,505.........$4,704
                                                                       ============================== ==============================

EARNINGS PER COMMON AND
    COMMON EQUIVALENT SHARE (See Note 2)........................................$0.51..........$0.34...........$1.25......    $0.63
                                                                       ============================== ==============================



 ................................................................................................................................

Earnings per common and common equivalent share calculation:
Net income (See Note 2) .......................................................$3,938.........$2,555..........$9,505.........$4,704

Average shares outstanding..................................................7,511,390......7,472,071.......7,486,185......7,468,964

Net income /average
    shares outstanding (See Note 2) ............................................$0.51..........$0.34...........$1.25..........$0.63
                                                                       ============================== ==============================

See accompanying notes to condensed consolidated financial statements.

                     MAVERICK TUBE CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)
                                                                                                           Nine Months Ended
                                                                                                                June 30,
                                                                                                          1997            1996
                                                                                                      -------------------------
OPERATING ACTIVITIES
  Net income ............................................................................................$9,505..........$4,704
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization.........................................................................3,983...........3,877
    Provision for accounts receivable allowances............................................................103..............85
    (Gain) on sale of equipment ............................................................................(51).............--
    Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable.......................................................(11,344)............922
       (Increase) in inventories........................................................................(16,094)........(12,680)
       (Increase) decrease in prepaid expenses and other assets............................................(263)............456
       Increase in accounts payable.......................................................................8,121...........6,932
       Increase in accrued liabilities and other expenses.................................................3,296...........1,675
       Increase in deferred revenue (See Note 2) .........................................................7,335...........5,964
                                                                                                    --------------  --------------
       Cash provided by operating activities.......................................................5,391..........11,935

INVESTING ACTIVITIES
  Purchases of property, plant and equipment.............................................................(7,698).........(3,334)
  Other......................................................................................................--............(314)
                                                                                                    --------------  --------------
       Cash used by investing activities.................................................................(7,698).........(3,648)

FINANCING ACTIVITIES
  Proceeds from borrowings...............................................................................64,050..........43,100
  Principal payments on borrowings......................................................................(59,943)........(50,483)
                                                                                                    --------------  --------------
                                                                                                          4,107          (7,383)
  Net proceeds from sale of common stock ...................................................................513.............206
                                                                                                   --------------  --------------
       Cash (used) provided by financing activities.......................................................4,620..........(7,177)

  Increase in cash and cash equivalents...................................................................2,313...........1,110
Cash and cash equivalents at beginning of period............................................................613.............491
                                                                                                   --------------  --------------
Cash and cash equivalents at end of period...............................................................$2,926..........$1,601
                                                                                                   ==============  ==============

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
       Interest..........................................................................................$1,681..........$2,087
       Income taxes......................................................................................$2,352............$785

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1996.

(2)      REVENUE RECOGNITION

     The Company, effective January 1, 1996, records revenue on energy products at the date of shipment pursuant to customer instructions, rather than its previous practice of recording revenue at the time goods were set aside for customers at the customer's request. The previous practice was not material to prior periods, nor is the new practice expected to have any material effect on future periods. However, included in the results of the nine months ended June 30, 1996 is a one-time effect of this change in practice which resulted in a reduction in net sales, gross margin, earnings and earnings per share of $8.7 million, $1.0 million, $839,000 and $0.11, respectively.

(3)      INVENTORIES

         The components of inventories consisted of the following:

                                                            June 30,             September 30,
                                                               1997                  1996
                                                                   (In thousands)


                  Finished goods                       $38,682                     $28,323
                  Work-in-process                        2,998                       2,671
                  Raw materials                          11,702                     10,081
                  In-transit materials                   10,174                      6,274
                  Storeroom parts                         3,162                      3,275
                                                        $66,718                    $50,624



         Inventories are principally valued at the lower of average cost or market.

(4)      SUBSEQUENT EVENT

     On August 1, 1997, the Company announced the declaration of a two-for-one stock split in the form of a 100% stock dividend to all shareholders of record as of the close of business on August 12, 1997 with the distribu-tion to be made on August 21, 1997. The outstanding shares, average shares outstanding and the per share data have not been adjusted to reflect the payment of this dividend.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

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

          The Company's products consist of electrical resistance welded ("ERW") tubular products sold primarily into energy and industrial applications in North America. The Company's energy segment includes Oil Country Tubular Goods (OCTG) and line pipe which are sold primarily to distributors who supply end users in the energy industry. The Company's industrial products segment consists of structural tubing and standard pipe which are sold primarily to distributors who supply end users in construction, transportation, agriculture and other industries. Demand for the Company's energy related products depends primarily upon the number of oil and natural gas wells being drilled in the United States and Canada, the depth and drilling conditions of these wells and the number of well completions, which are in turn primarily dependent on oil and natural gas prices. Domestic consumption of OCTG is supplied by domestic and foreign pipe products. Given the numerous applications for the Company's industrial products, sources of demand for such products are diversified. Such demand generally depends on the general level of economic activity in the construction, transportation, agricultural, material handling and recreational segments, the use of structural tubing as a substitute for other structural steel forms, such as I-beams and H-beams, and draw downs of existing customer inventories.

          According to published industry reports, domestic drilling activity rose by 23% for the quarter ended June 30, 1997, as compared to the same quarter of the previous year. The Company believes that the domestic consumption of tubular goods per well drilled has increased proportionately. Natural gas drilling in the United States increased by 19% during the third quarter of fiscal 1997 as compared to the comparable period of fiscal 1996, and oil related drilling increased by 32%. The Company believes that gas and oil drilling increased in spite of cyclical short-term price decreases of 7% and 8%, respectively, as compared to the quarter ended June 30, 1996, due principally to lower finding and producing costs by end users. The trend in overall drilling during the third quarter of fiscal 1997 continued upward, as drilling at the end of the quarter was 26% higher than the comparable period of the prior year and 4% higher than the quarter average.

          Shipments of domestic OCTG increased by 58% during the third quarter ended June 30, 1997 from the comparable period of the prior year. Import penetration of the domestic OCTG market increased to an estimated 13.9% during the quarter as compared to 12.2% during the same quarter last year. Domestic consumption of OCTG increased 22% during the same period. The domestic OCTG business was also impacted by an estimated 23% decrease in exports during the quarter ended June 30, 1997, with exports accounting for an estimated 10.5% of domestic production during the quarter. Maverick's energy related shipments during the third quarter of fiscal 1997 increased by 30.7% from the same quarter last year and it's exports increased 5.5% from the same quarter of the previous year as the Company's shipments to Canada grew. Industry inventory build created 29.4% of additional demand for OCTG as compared to 3.8% during the same quarter last year with a substantial portion of the inventory build in seamless products. Maverick believes that the increased inventory levels of OCTG is attributed to consumption levels which increased by approximately the same magnitude. The increase in inventory is believed to be due to end users gearing up for higher drilling activity in the second half of this calendar year. The Company believes that the strengthened demand for its OCTG was the result of increased drilling activity in the Company's traditional markets, principally on shore in the continental United States and western Canada.


          Management estimates the demand for the Company's structural tube (hollow structural sections or HSS) products increased by 14% in the third quarter of fiscal 1997 compared to the comparable quarter of last year. In addition, management estimates that imports of HSS product remained relatively level and inventories of HSS held by distributors were stable during the quarter, both as compared to the same quarter last year. As a result of these market conditions, domestic shipments of HSS rose by an estimated 19%. The Company's shipments of industrial products rose by 14.9%, due to a 38.4% increase in HSS shipments offset by a 39.2% decrease in standard pipe shipments.

          Pricing for both the Company's energy products and industrial products was up by 5.9% and 1.0% for the third quarter of fiscal 1997, respectively, as compared to the quarter ended June 30, 1996, due to improved prime selling prices. The Company has announced pricing increases during the current quarter on all of its products as have its principal competitors. The Company's backlog of energy products is currently at higher average selling prices than were realized during the quarter. While the Company is receiving orders at these higher prices, there is no assurance as to how much and when the overall pricing of the Company's products will increase.


          Steel costs included in cost of goods sold increased during the third quarter of fiscal 1997 by $17 per ton, or 5.1% as compared to the quarter ended June 30, 1996 and 1.1% during the June 30, 1997 quarter as compared to the quarter ended March 31, 1997. Steel costs during the quarter were slightly below current replacement costs. The Company believes that the reason for increasing steel costs is supply related rather than demand related as a strike at one steel manufacturer, which occurred in October 1996, reduced the availability of hot rolled steel. On August 4, 1997, this manufacturer reached an agreement with its union which should allow for their re-entry into the marketplace. The supply of steel is continuing to increase significantly as four new steel mills are scheduled to begin or have begun the production and sale of 6.5 million tons of additional hot rolled steel annually.

     RESULTS OF  OPERATIONS

          In the third quarter of fiscal 1997 and in the first nine months of fiscal 1997, total net sales increased $18.3 million, or 32.5% and $63.7 million, or 44.8%, respectively, over the comparable periods of the preceding fiscal year. Energy products sales increased $15.9 million or 38.4% for the third quarter and increased $56.4 million or 56.1% for the nine months ended June 30, 1997, while industrial products sales increased $2.4 million or 16.1% for the third quarter and increased $7.3 million or 17.6% for the nine months ended June 30, 1997 as compared with the comparable periods in the prior year. These results were attributable primarily to an increase of 25.8% and 39.6% in the Company's total product shipments, from 95,517 tons in the third fiscal quarter of 1996 to 120,130 tons in the third fiscal quarter of 1997 and from 240,911 tons in the first nine months of fiscal 1996 to 336,226 tons in the first nine months of fiscal 1997. Energy tons increased 20,119 tons, or 30.7%, in the third quarter of 1997 as compared to the third quarter of 1996 and increased 81,398 tons or 52.0% in the first nine months of 1997 as compared to the first nine months of 1996. Shipments of industrial products increased 4,494 tons, or 14.9% in the third quarter of 1997 as compared to the third quarter of 1996 and 13,917 tons, or 16.5% in the first nine months of 1997 as compared to the first nine months of 1996. The sales and shipments of energy products during the third fiscal quarter of 1997 increased substantially due to: (i) increased activity in gas drilling by 19%, (ii) increased activity in oil drilling by 32% and (iii) a 5.5% increase in Maverick's export sales. The increase in sales and shipments of industrial products was due to the Company's continued penetration into the HSS market offset somewhat by reduced standard pipe shipments. Average net selling prices for energy products during the third quarter of fiscal 1997 and the nine months ended June 30, 1997 as compared to the comparable periods of fiscal 1996 increased by 5.9% from an average of $633 per ton to $670 per ton and increased by 2.7% from an average of $642 per ton to $659 per ton, respectively. This improvement in selling prices is primarily due to a substantial increase in demand for OCTG products. See "Overview." Average net selling price for industrial products during the third quarter of fiscal 1997 and the nine months ended June 30, 1997, as compared to the periods of fiscal 1996 increased 1.0% from an average of $496 per ton to $501 per ton and decreased 0.9% from an average of $493 per ton to $498 per ton, respectively. This slight increase for the third quarter was due primarily to an improved selling price driven by the increased steel prices discussed below.

          Cost of goods sold increased $15.1 million or 30.4% and $54.7 million or 43.1% in the third quarter of fiscal 1997 and first nine months of 1997, respectively, over the comparable periods of fiscal 1996. Energy products cost of goods sold increased $13.2 million, or 36.4% and increased $49.2 million or 55.3% in the third quarter and the first nine months of fiscal 1997, respectively. Industrial products cost of goods sold increased $1.9 million or 14.1% and increased $5.5 million or 14.6% in the third quarter and the first nine months of fiscal 1997, respectively. The overall increase was due primarily to increased product shipments. However, the overall unit cost per ton of products sold increased 3.7% (from an average of $521 to $540) in the third quarter of fiscal 1997 and 2.6% (from an average of $527 to $540 per ton) in the first nine months of fiscal 1997 as compared to the comparable periods of fiscal 1996. This increase was primarily due to an increase in delivered steel costs during the fourth quarter of fiscal 1996 and the first and second quarters of fiscal 1997, resulting in an increase of the average prime steel cost of goods sold by $17 per ton over the third quarter of fiscal 1996. See "Overview." The impact of such increase in steel costs was offset somewhat by the operating efficiencies achieved by Maverick and improved fixed costs absorption.


          Gross profit increased $3.2 million or 48.8% and $9.0 million or 59.1% for the third quarter and first nine months of fiscal 1997 over the comparable periods of fiscal 1996. Gross profit for energy products increased $2.7 million, or 53.2% and $7.2 million, or 62.2%, while industrial products gross profit increased approximately $512,000 or 33.8% and $1.7 million, or 48.8%, respectively. The consolidated gross profit as a percentage of net sales ("gross profit percentage") was 13.12% and 11.74% for the third quarter and first nine months of fiscal 1997 compared to 11.69% and 10.69% for the comparable periods of fiscal 1996. Energy gross profit percentage increased from 12.23% to 13.54% for the third quarter of fiscal 1997 and increased from 11.57% to 12.02% for the nine months ended June 30, while industrial products remained relatively stable at 11.7% for the third quarter of fiscal 1997 and increased to 10.83% from 8.55% for the nine months ended June 30. Energy and industrial products gross profit percentage in the third quarter of fiscal 1997 benefited from improved selling prices, operating efficiencies, improved fixed costs absorption offset by the impact of increased steel costs.

          Selling, general and administrative expenses increased by $707,000, or 25.0% and $1.9 million, or 26.3% in the third quarter and first nine months of fiscal 1997 over the comparable periods of fiscal 1996. Direct structural selling costs increased $95,000 and $308,000 for the third quarter and first nine months of fiscal 1997, respectively, from the comparable periods of fiscal 1996 due principally to the increase in sales and shipments of industrial products. Selling, general and administrative expenses were also impacted by general wage increases granted as of the beginning of the fiscal year, small increases in staffing, and incentive compensation accrued for sales and administrative employees. However, selling, general and administrative expenses as a percentage of net sales in the third quarter and first nine months of fiscal 1997 were 4.7% and 4.5%, respectively, as compared to 5.0% and 5.2%, respectively for the comparable periods of fiscal 1996.


          Interest expense decreased $105,000 or 17.4% and $472,000 or 24.0% in the third quarter and first nine months of fiscal 1997 compared to the comparable periods of fiscal 1996. The decreased interest expense is primarily due to a lower average effective interest rat, as $4.3 million of higher interest-bearing fixed rate debt was retired in the fourth quarter of fiscal 1996.

          The provision for income taxes increased $1.2 million or 185.4% and $2.7 million or 230.2% in the third quarter and first nine months of fiscal 1997, respectively as compared to the comparable periods of fiscal 1996. This increase is attributable to the higher level of pretax earnings generated by the Company in the third quarter of 1997 and also a higher effective tax rate as the Company expects to fully utilize existing net operating loss carryforwards and utilize a portion of its alternative minimum tax credits during 1997.

          As a result of the increased gross profit and the other factors discussed above, net income increased $1.4 million in the third quarter of fiscal 1997 and $4.8 million in the nine month period ended June 30, 1997, from the comparable periods of fiscal 1996.

     LIQUIDITY AND CAPITAL RESOURCES

     Working  capital  at June 30,  1997,  was $43.4  million,  and the ratio of current assets to current liabilities was 1.7 to 1.0, as compared to September 30, 1996 when working capital was $32.7 million and the ratio of current assets to current liabilities was 1.8 to 1.0. The increase in working capital was principally due to a $2.9 million increase in cash, $11.3 million increase in accounts receivable and a $16.1 million increase in inventory, partially offset by a $12.2 million increase in accounts payable and accrued liabilities and a $7.3 million increase in deferred revenue. The increase in cash and accounts receivable is due to the high volume of energy-related business in June. The increase in inventories is due to increased requirements to support the Company's substantially increased level of shipments. The increase in accounts payable and accrued liabilities resulted from increased vendor payables supporting the increased inventory position. The increase in deferred revenue is due to the build-up in customer-obligated inventory prior to the announced July price increase. Cash provided by operating activities was $6.2 million for the nine months ended June 30, 1997. The primary source of cash was net income, exclusive of the impact of non-cash items (primarily depreciation and amortization) of $13.4 million. The primary use of cash was the build in accounts receivable and inventory of $27.4 million.

          During the nine months ended June 30, 1997, cash used in investing activities was $7.7 million, all of which was attributable to purchases of property, plant and equipment.


          Cash provided by financing activities was $3.8 million. The Company's Revolving Credit Facility increased $5.5 million primarily to partially fund the increased levels of accounts receivable and inventories. The Company's other long-term indebtedness was reduced by approximately $1.2 million.

          The Company's capital budget for fiscal 1997 is approximately $9.3 million of which $7.7 million was expended during the nine months ended June 30, 1997. The budgeted funds are being utilized principally to acquire new equipment for existing manufacturing facilities. As of June 30, 1997, the Company had an additional $1.4 million committed for the purchase of equipment.

          The Company expects that it will meet its ongoing working capital and capital expenditure requirements from a combination of cash flow from operations, which constitutes its primary source of liquidity, and available borrowings under its Revolving Credit Facility. The Revolving Credit Facility provides for maximum borrowings up to the lesser of the eligible borrowing base or $27.5 million, and bears interest at either the prevailing prime rate or an adjusted Eurodollar rate, plus an interest margin, depending upon certain financial measurements. The Revolving Credit Facility is secured by the Company's accounts receivable and inventories and will expire on May 31, 1999. As of June 30, 1997, the applicable interest rate was 7.02 percent per annum and the Company had $8.4 million in unused availability under the Revolving Credit Facility. As of June 30, 1997, the Company had $2.9 million in cash and cash equivalents.

Part II.  Other Information

ITEM 2.  CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS

     On August 1, 1997, the Company announced the declaration of a two-for-one stock split in the form of a 100% stock dividend to all shareholders of record as of the close of business on August 12, 1997 with the distribution to be made on August 21, 1997.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)      Exhibit No.         Description

                         10             Seventh Amendment to Secured Credit
                                        Agreement

                         27             Financial Data Schedule

              (b) Reports on Form 8-K. In a report filed on Form 8-K dated July 22, 1997, the Company reported a change in the composition of the Board of Directors.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Maverick Tube Corporation
                                  (Registrant)



Date:  August 11, 1997                               /s/ Gregg Eisenberg
                                                         Gregg Eisenberg
                                           President and Chief Executive Officer


Date:  August 11, 1997                              /s/ Charles Struckhoff
                               Charles Struckhoff
                                    Vice President -- Finance and Administration
                                                (Chief Financial Officer)