Form 10-Q/A
period 1997-06-30
MAVERICK TUBE CORPORATION
filed 1997-08-20
CIK 869087

FORM 10-Q/A

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

                     MAVERICK TUBE CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)
                                                                                                           Nine Months Ended
                                                                                                                June 30,
                                                                                                          1997            1996
                                                                                                      -------------------------
OPERATING ACTIVITIES
  Net income ............................................................................................$9,505..........$4,704
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization.........................................................................3,983...........3,877
    Deferred income taxes ..................................................................................800..............--
    Provision for accounts receivable allowances............................................................103..............85
    (Gain) on sale of equipment ............................................................................(51).............--
    Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable.......................................................(11,344)............922
       (Increase) in inventories........................................................................(16,094)........(12,680)
       (Increase) decrease in prepaid expenses and other assets............................................(263)............456
       Increase in accounts payable.......................................................................8,121...........6,932
       Increase in accrued liabilities and other expenses.................................................3,296...........1,675
       Increase in deferred revenue (See Note 2) .........................................................7,335...........5,964
                                                                                                    --------------  --------------
       Cash provided by operating activities..............................................................5,391..........11,935

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