Form 10-K
period 1997-09-30
MAVERICK TUBE CORPORATION
filed 1997-12-05
CIK 869087

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

X  ANNUAL   REPORT    PURSUANT   TO SECTION   13  OR  15(d)  OF  THE SECURITIES
   EXCHANGE ACT OF 1934 For The  Fiscal Year Ended September 30, 1997
                                       OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 (No fee required)
   For the transition period from _____________ to ______________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the 15,291,072 shares of Common Stock held by non affiliates of the Registrant as of December 3 was $495,048,456 based upon the closing price as reported on the NASDAQ National Market on that date. As of December 3, 1997, the Registrant had 15,437,474 outstanding shares of Common Stock.
                       ----------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

As provided herein, portions of the documents listed below are incorporated herein by reference:

         Document                                                               Part - Form 10-K
         --------                                                               ----------------

Annual Report to Stockholders for the Year Ended September 30, 1997             Parts I, II and IV
Proxy Statement for the 1998 Annual Meeting of Stockholders                     Part III

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

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV.

Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                     FORM 8-K

                  SIGNATURES

                  EXHIBIT INDEX



This Form 10-K contains certain forward-looking statements within the meaning of the federal securities laws which, while reflective of management's beliefs or expectations, involve certain risks and uncertainties, many of which are beyond the control of the Company. Accordingly, the Company's actual results and the timing of certain events could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, oil and gas price volatility, steel price volatility and those other factors discussed in the Sections captioned "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and those risk factors discussed in Exhibit 99.1 hereto.

                                     PART I

ITEM I

BUSINESS

General

Maverick Tube Corporation, together with its subsidiaries, Maverick Investment Corporation, Maverick Tube, L.P. and Maverick Tube International, Inc., ("Maverick" or the "Company") manufactures electric resistance welded ("ERW") pipe used in the energy industry for drilling and production applications ("oil country tubular goods" or "OCTG") and line pipe for surface handling and transportation of oil and natural gas. OCTG and line pipe products are produced through both ERW and seamless processes, and ERW pipe is generally a lower priced, comparable quality alternative to seamless pipe in many applications. The Company believes it is one of the leading domestic producers of OCTG products.

The Company also manufactures structural tubing (shapes and rounds) and standard pipe. Structural tubing is ERW products used predominately in construction, transportation, agricultural, material handling and recreational applications. Standard pipe, as in OCTG, are produced through both ERW and seamless processes, with the significant majority of producers being ERW. Standard pipe is generally used in various industrial applications.

For information with regard to total revenue, operating profit or loss and identifiable assets attributable to each of the energy and industrial product segments, see Note 9 to the Consolidated Financial Statements on pages 23 and 24 of the Company's 1997 Annual Report to Stockholders ("Annual Report"), portions of which are filed as Exhibit 13, hereto.

Effective October 1, 1997, the operating assets and related liabilities of the Company's two operating divisions (i.e. its Texas division and its Arkansas Division), which constitutes substantially all of the assets and liabilities of the Company, were contributed to Maverick Tube, L.P., a limited partnership (the "Operating Company"). Maverick Tube Corporation holds a five percent equity interest in the Operating Company as the sole general partner thereof. Maverick Investment Corporation, a wholly-owned subsidiary of Maverick Tube Corporation, holds the ninety-five percent equity interest in the Operating Company as the sole limited partner thereof. This restructure was effected to more accurately reflect the manner in which the Company conducts its business. As a result of this restructure, Maverick now conducts substantially all of its operations through the Operating Company.

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

A significant factor affecting the market for production of OCTG products is the level of industry inventories maintained by manufacturers, distributors and end users. For calendar year 1995, inventory liquidations of the 1993 inventory build continued at a decreasing rate with a resulting market penetration of 0.1%. For calendar year 1996 and the nine months ended September 30, 1997, increasing industry inventory levels added 4.7% and 17.3% in OCTG demand. Despite this build, the Company believes that inventory levels at September 30, 1997 resulted in a lesser percentage increase in inventory per rig of only 13.3% during the same period..

OCTG products are produced in numerous sizes, weights, grades and end finishes. The Company believes that most OCTG products are produced to American Petroleum Institute ("API") specifications. In addition, the Company and other producers manufacture pipe in certain custom or proprietary grades. The grade of pipe used in a particular application depends on technical requirements for strength, corrosion resistance and other performance qualities. OCTG products are generally classified into groupings of "carbon" and "alloy" grades. Carbon grades of OCTG (yield strength levels of 75,000 pounds per square inch or less) are generally used in oil and natural gas wells drilled to depths of approximately 8,000 to 11,000 feet. Alloy grades of OCTG (yield strength levels of 75,000 pounds per square inch or more) are generally used in oil and natural gas wells drilled to depths in excess of 11,000 feet.

Carbon and alloy grades of OCTG products are available from both ERW and seamless producers. ERW pipe is produced by processing flat rolled steel into strips which are cold-formed, welded, heat-treated or seam-annealed and end-finished with threads and couplings. Seamless products are produced by individually heating and piercing solid steel billets into pipe and then end finishing such pipe into OCTG in a manner similar to ERW. The Company believes the seamless manufacturing process involves higher costs than the ERW process and that, as a result, seamless products are generally priced higher than comparable ERW products.

Based on published industry statistics, ERW products, which did not have significant market penetration prior to the mid-1970's, now account for approximately forty-nine percent of the tonnage of domestic OCTG products consumed annually. The Company believes ERW products have captured a significant majority of the carbon grade OCTG market, while seamless products retain a significant majority of the alloy grade OCTG market. The Company believes that further significant market penetration of ERW products will depend upon increased market acceptance of ERW products and technological advances in the types of raw materials and equipment utilized in the ERW manufacturing process.

Line pipe, which is principally used for surface transmission of oil, natural gas and other fluids, is produced principally by companies with capabilities to produce OCTG products and is produced in both ERW and seamless form. Line pipe markets are dependent not only on the factors which influence the OCTG market, but also on the level of pipe line construction activity, line pipe replacement requirements, new residential construction and utility purchasing programs. The Company shipped 26,501 tons of line pipe in fiscal 1997, as compared to 30,112 tons and 41,458 tons of line pipe in fiscal 1996 and 1995, respectively. The decreased sales by the Company of line pipe in the past two years was principally due to a shift in manufacturing capacity as it concentrated on the improving OCTG market.

Products

The Company produces both OCTG and line pipe products. Prior to 1994, OCTG products constituted approximately 90% of the Company's net sales. During fiscal 1995, this percentage decreased to 58% primarily because of the Company's entry into the structural tube market. During fiscal 1996, the percentage was 65% due to the improving OCTG demand. During fiscal 1997, the percentage continued to increase to 71.8% due to continued improvements in OCTG demand and increases by the Company in the number of OCTG products offered.


OCTG products include production tubing, which is used to convey oil and natural gas to the surface of a well, production casing, which is used to line a newly completed well, and surface casing, which is used to protect water-bearing formations during the drilling of a well. Generally, deeper wells drilled to depths greater than 15,000 feet require products that presently cannot be made by the Company's ERW process. Line pipe products are used for surface production flow lines, gathering systems and pipeline transportation and distribution systems for oil, natural gas and other fluids. The Company's energy products meet API or other proprietary standards. The Company's proprietary OCTG and line pipe products are generally designed to be utilized in similar applications as products meeting API standards and are engineered to provide performance features comparable to products meeting API standards. The Company warrants its API casing and tubing to be free of defects in material or workmanship in accordance with applicable API specifications and warrants its proprietary grade products against defects in accordance with the Company's standards which are disclosed to customers in connection with their purchase of such products. The Company has not incurred significant costs in connection with this warranty. The Company maintains insurance coverage against potential claims in an amount which it believes to be adequate.

The Company manufactures finished products in both carbon and alloy steel grades. Virtually all of the Company's products are fully completed or "end-finished" at the Company's facilities, in contrast to certain of the Company's competitors which do not end-finish their products or which end-finish their products at different locations, thus adding to their freight and handling costs. The end-finish process includes, as appropriate, upsetting, beveling, threading, pressure testing and the application of couplings. The Company's fully finished OCTG products are ready to be installed in oil or natural gas wells. By end-finishing its products, the Company is better able to control quality, cost and service to customers. Both of the Company's energy facilities provide heat-treatment capabilities necessary for the production of alloy grade pipe. The Company's alloy grade tubing and casing products accounted for 23%, 27% and 23% of net sales in fiscal 1997, 1996 and 1995, respectively.

Marketing

The Company sells its products primarily throughout the United States and Canada to numerous distributors which resell the pipe to major and independent oil and natural gas production, gathering and pipeline companies. During the fiscal years ended September 30, 1997, 1996 and 1995, sales by the Company to Canadian customers constituted $26.3 million, $12.9 million and $12.1 million, respectively. Sales to other foreign customers in fiscal 1997, 1996 and 1995 made up an additional $400,000 $300,000, and $900,000, respectively. The Company's marketing philosophy emphasizes delivering competitively priced quality products and providing a high level of service to its customers. The Company maintains inventories of finished goods which are housed at both of its production facilities and at field locations close to areas of drilling activity which allows the Company to provide timely delivery of its products. As of September 30, 1997, 1996 and 1995, the Company's backlog orders (including bill and hold sales not yet shipped) were approximately $62.7 million, $57.6 million and $20.4 million, respectively. All of the backlog orders as of September 30, 1997 are expected to be filled in fiscal 1998. The Company's backlog orders as of any particular date may not be indicative of the Company's actual operating results for any fiscal period. There can be no assurance that the amount of backlog at any particular date ultimately will be realized.

In fiscal 1997, 1996 and 1995, one distributor, National Oilwell, accounted for 14%, 16% and 12% of the Company's net sales, respectively. In fiscal 1997, another distributor, Master Tubulars, Inc. accounted for 11% of the Company's net sales. The Company currently utilizes several distributors of its products and believes that additional qualified distributors are available to assist the Company in meeting the end-user's needs. While the Company believes that it could replace any one distributor of its products, including National Oilwell or Master Tubulars, Inc. with other qualified distributors, no assurance can be given that the loss of National Oilwell or Master Tubulars, Inc. would not have an adverse effect on the Company's net sales or results of operations.

Raw Materials

All steel purchases are made centrally at the Company's headquarters in order to optimize the Company's ability to influence pricing, quality, availability and delivery considerations. The Company consumes approximately 2% of the total amount of hot rolled steel produced annually in the United States and believes it is generally considered to be a significant purchaser by its suppliers. The Company presently purchases substantially all of its steel from several domestic suppliers, with virtually all of the Arkansas facilities' steel purchases and approximately 72% of consolidated purchases made from Nucor Corporation. The Company maintains favorable working relationships with its steel suppliers and believes that is it treated favorably with respect to volume allocations and deliveries. To date, the Company has not experienced any significant disruption in its supply of raw materials.


Manufacturing

The Company manufactures OCTG and line pipe products at its facilities in Conroe, Texas and Hickman, Arkansas. The facilities are strategically located to serve the energy markets in the United States. The Company can currently produce at a consolidated maximum rate of approximately 600,000 tons of pipe per year with approximately 420,000 currently dedicated to energy production The Company is currently operating its facilities at a capacity utilization of approximately 92%. Substantially all of the Company's energy products are finished on site for immediate drilling, production or line pipe applications.

In order to control its manufacturing costs, the Company attempts to maximize production yields from purchased steel and reduce unit labor costs. Purchased steel represents approximately 70% of the Company's cost of goods sold. Labor costs are controlled by automation of certain activities and by optimizing product throughput. For fiscal 1997, direct and indirect labor costs accounted for approximately 9% of the cost of goods sold. The Company maintains an innovative compensation plan at both of its manufacturing facilities, whereby employees receive quarterly bonuses for superior productivity and cost savings. In addition, some employees are eligible to receive annual profitability bonuses based upon the Company's consolidated earnings. The maximum achievable incentives and bonuses range from 15% to 75% of an employee's annual pre-incentive, pre-bonus gross wages.

During fiscal 1997, the Company spent $8.4 million on new capital equipment, excluding equipment for its structural tube facility. These capital expenditures are expected to result in manufacturing cost savings, quality improvements and expanding or maintaining production capabilities.

Competition

The market for OCTG and line pipe products is highly competitive. The Company believes that the principal competitive factors affecting its business are price, quality, delivery, availability and service. The Company believes it enjoys an excellent reputation for quality products and outstanding customer service. The Company competes with approximately nine domestic and numerous foreign producers of OCTG products, some of which have greater financial resources than the Company. The Company's more significant ERW pipe OCTG competitors are Lone Star Steel Co. and Newport Steel Co. and its more significant seamless pipe OCTG competitors include United States Steel Corporation, North Star Steel Co. and C F & I Limited Partnership. The Company also competes in the line pipe market against these same competitors, and with foreign producers of OCTG products, most of which are units of large foreign steel makers. During calendar year 1995, 1996 and the first nine months of 1997, domestic OCTG market penetration by imports was 11.6%, 11.8% and 18.9%, respectively, of tons consumed.

The Structural Tube and Standard Pipe Industry

Structural tubing products are used in construction, transportation, agricultural, material handling and recreational applications. The uses for structural tubing include handrails, building columns, walkway components, bridge frames, recreational vehicle frameworks, boat trailers, farm implement components, tillage equipment, storage rack systems, conveying systems support and exercise equipment. Demand for structural tubing is believed to be influenced primarily by the level of general economic activity in the United States. In addition, structural tubing is an attractive alternative to other structural steel forms, such as I-beams and H-beams, as tubing products offer strength and other product characteristics similar to beams, but with less steel content, resulting in lower costs to the end user in certain applications.

The Company believes that domestic consumption of structural tubing during calendar 1996, 1995 and 1994 was 1.4 million, 1.5 million and 1.4 million tons, respectively. Based on published industry statistics, the Company believes that the types of structural tubing products it is capable of manufacturing accounts for more than 85% of the domestic tonnage of all types of domestic structural tubing products consumed annually.

Standard pipe products are used in industrial applications such as steam, water, air and gas lines, and plumbing and heating. Demand for standard pipe is believed to be influenced primarily by the level of general economic activity in the United States. In recent years, standard pipe has faced limited new competition from plastic pipe in certain applications.

The Company believes that domestic consumption of standard pipe during calendar 1996, 1995 and 1994 was 2.6 million, 2.6 million, and 2.3 million tons, respectively. Based on published industry statistics, the Company believes that the types of standard products it is capable of manufacturing accounts for approximately 30% of the domestic tonnage of all types of domestic standard pipe products consumed annually.

Products

The Company is currently producing structural tubing square and rectangular shaped products on two tubing mills in the structural tube facility located in Hickman, Arkansas. The larger mill is utilized to manufacture pipe up to 8 inch square and up to 0.500 inch thick, and the smaller mill is utilized to manufacture pipe of up to 3 inch square and up to 0.250 inch thick. The Company is currently producing structural round tubing products and standard pipe at its two energy facilities in Conroe, Texas and Hickman, Arkansas. Because of the large number of applications for structural tubing and standard pipe, the number of different structural tubing and standard pipe products produced for the market is considerably larger than that produced for the OCTG market. The Company expects to produce square, rectangular and round structural tubing at its facilities in sizes ranging from one and one half to eight inch square (and the equivalent sizes in rectangular and round tubing) and in thicknesses of
0.120 to 0.500 inches. The annual capacity of this facility dedicated to structural tubing is approximately 180,000 tons. The Company is currently operating at approximately 82% of capacity.

Marketing

The structural tubing and standard pipe markets are somewhat regional in nature, primarily because order sizes are smaller and lead time requirements are shorter than for OCTG products. The Company currently sells principally to distributors, but during fiscal 1997 significantly increased its sales to large end-user customers. As in the case of OCTG products, the Company's marketing strategy emphasizes delivering competitively priced quality products and providing a high level of service to its customers. As indicated above, the application of structural tubing and standard pipe products is diverse, and a short lead time is required for customer satisfaction. Consequently, the Company maintains inventory levels comparable to those for OCTG products (in terms of months supply), but such finished goods inventory will consist of a larger number of stock keeping units than in the case of OCTG. The Company is utilizing several experienced agency firms in its sales efforts. As of September 30, 1997, the Company's backlog orders was approximately $9.0 million. All of the backlog orders as of September 30, 1997 are expected to be filled in fiscal 1998. The Company's backlog orders as of any particular date may not be indicative of the Company's actual operating results for any fiscal period. There can be no assurance that the amount of backlog at any given time ultimately will be realized.

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

Consistent with its manufacturing strategy for OCTG production, the Company intends to become a low-cost, high-volume producer of quality structural tubing and standard pipe products. The Company believes that the application of its efficient manufacturing process developed for the production of OCTG products, the labor costs at its Arkansas facility and the strategic location of the facility provides a conversion cost advantage relative to the majority of existing structural tubing and standard pipe manufacturers.

During fiscal 1997, the Company spent approximately $363,000 on additional equipment needed for manufacturing and information needs.

Competition

Although a significant market for structural tubing is located within a 400 mile radius of the new facility, no other major structural tubing facility is currently located within this area. Foreign competition, primarily from Canada, represented 26%, 29% and 23% of total domestic sales of structural tubing in calendar 1996, 1995 and 1994. The Company competes primarily against approximately seven domestic and numerous foreign producers of structural tubing. The Company's more significant structural tube competitors are Leavitt Tube Company, Inc., Welded Tube Corporation of America, Copperweld, Bull Moose Tube Corporation and Ex-L-Tube, Inc.

A significant market for standard pipe also exists. Foreign competition has had a large presence in the standard pipe market despite earlier progress on unfair trade cases. Foreign competition represented approximately 25%, 29% and 50% of total domestic sales of standard pipe in calendar 1996, 1995 and 1994. The Company's more significant domestic competitors are Wheatland Tube Company, Armco, Inc. Sawhill Tubular Division, Laclede Steel Company and IPSCO Tubulars, Inc.

Employees

As of September 30, 1997, the Company had approximately 1,079 employees, of whom approximately 20% were salaried and approximately 80% were employed on an hourly basis. None of the Company's employees are represented by a union. The Company considers its employee relations to be excellent.

ITEM 2

PROPERTIES

The Company leases approximately 17,000 square feet of office space in Chesterfield, Missouri for its executive offices pursuant to a lease which expires in August 1999. The Company owns a 21,000 square foot office facility located on a 14 acre site in Union, Missouri which is leased to an unaffiliated third-party. The Company's 160 acre site in Hickman, Arkansas includes two buildings with approximately 315,000 square foot of OCTG manufacturing and storage space, utilizing 55 acres. The 275,000 square feet structural tube manufacturing plant is located adjacent to the existing OCTG facility. Approximately 120,000 square feet of this facility is utilized for manufacturing with the remainder used for inventory and material storage and shipping. Approximately 80 acres remain in Hickman, Arkansas for future expansion. Both facilities are leased with purchase options exercisable on the expiration dates of the leases. The expiration dates are August 1, 2007 for the OCTG facility and February 1, 2004 for the structural tube facility. The Company also owns 117 acres and a 244,000 square foot manufacturing facility located in Conroe, Texas. Of the 117 acres, approximately 30 acres are used for manufacturing and storage and 60 acres are available for future expansion. Each manufacturing facility operated by the Company is served by truck, has its own rail spur and is within close proximity of barge facilities.

The Company believes the facilities are in good condition, are adequately insured and are adequate and suitable for its planned level of operations.

ITEM 3

LEGAL PROCEEDINGS

From time to time the Company is involved in litigation relating to claims arising out of its operations in the normal course of its business. The Company maintains insurance coverage against potential claims in an amount which it believes to be adequate. The Company believes that it is not presently a party to any litigation in which the outcome would have a material adverse effect on its business or operations.

The Company is subject to federal, state and local environmental laws and regulations concerning, among other things, waste water disposal and air emissions. The Company believes it is currently in compliance with all applicable environmental regulations.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of fiscal 1997 covered by this Report to a vote of the Company's security holders through the solicitation of proxies or otherwise.

ITEM 4A

EXECUTIVE OFFICERS OF THE REGISTRANT


Name                       Age                    Title


Gregg Eisenberg            47                     Chairman of the Board
                                                     President and
                                                     Chief Executive Officer
Charles O. Struckhoff      48                     Vice President - Finance and
                                                     Administration, Treasurer,
                                                     Secretary and Chief
                                                     Financial Officer
Sudhakar Kanthamneni       50                     Vice President - Manufacturing
                                                     and Technology
T. Scott Evans             50                     Vice President - Commercial
                                                     Operations

Set forth below are descriptions of the backgrounds of the executive officers of the Company and their principal occupations for the last five years:

Mr. Eisenberg has served as Chairman of the Board since February 1996. He has served as President, Chief Executive Officer and a director of the Company since 1988. He is a former director and past chairman of the Committee on Pipe and Tube Imports.

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

Mr. Evans has served as Vice President - Commercial Operations of the Company since September 1992.


                                     PART II

ITEM 5

MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information regarding Maverick's Common Stock included on page 28 of Maverick's 1997 Annual Report under the captions "Market for the Company's Common Equity" and "Related Stockholder Matters" is incorporated herein by this reference.

ITEM 6

SELECTED FINANCIAL DATA

Selected Financial Data included on page 27 of the Annual Report is incorporated herein by this reference.

ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations included on pages 12 through 16 of the Annual Report is incorporated herein by this reference.

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, the notes thereto and the Report of Ernst & Young, LLP included on pages 17 through 26 of the Annual Report is incorporated herein by this reference.

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated herein by reference from the Registrant's proxy statement which is being filed with the Securities and Exchange Commission within 120 days of the end of the Registrant's most recent fiscal year. See also, Part I, Item 4A hereof.

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
              The following  consolidated  financial statements of Maverick Tube
              Corporation and Subsidiary, included in the annual report of the Registrant to its shareholders for the year ended September 30, 1997, are incorporated herein by reference in Item 8:
                           Report of Independent Auditors.
                           Consolidated Balance Sheets as of September 30, 1997
                              and 1996.
                           Consolidated Statements of Operations for the years
                              ended September 30, 1997, 1996 and 1995.
                           Consolidated  Statements of Stockholders'  Equity for
                              the years ended September 30, 1997, 1996 and 1995.
                           Consolidated  Statements  of Cash Flows for the years
                              ended September 30, 1997, 1996 and 1995.
                           Notes  to  Consolidated  Financial  Statements  as of
September 30, 1997.

         2.   Financial Statement Schedules
              The following consolidated financial statement schedule of Maverick Tube Corporation and subsidiary is included with the annual report on Form 10-K:
                           Schedule II Valuation and qualifying accounts for the years ended September 30, 1997, 1996 and 1995.
              All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         3.   Exhibits:
                           See Exhibit Index.
                           The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form
                            10-K pursuant to Item 14(c) of this Report:
                           Maverick Tube Corporation Amended and Restated 1990
                              Stock Option Plan
                           Maverick Tube Corporation Savings for Retirement
                              Plan as revised on January 1, 1993
                           Amended Maverick Tube Corporation 1994 Stock Option
                              Plan
                           Amended Maverick Tube Corporation 1994 Director Stock
                              Option Plan
                           Form of Deferred Compensation Agreement with
                              Certain Executive Officers

b.       Reports on 8-K:
                           No Reports  of Form 8-K were filed  during the fourth
                           quarter  of  the   Registrant's   fiscal  year  ended
                           September 30, 1997


                            Maverick Tube Corporation
                                 and Subsidiary

                 Schedule II - Valuation and Qualifying Accounts
                                 (In thousands)


                                                                 Additions
                                                       -----------------------------
                                           Balance at    Charged to     Charged
                                           beginning      cost and      to other     Deductions     Balance at
Classification                              of year       expenses      accounts      describe     end of year
-----------------------------------------------------------------------------------------------------------------

Year ended September 30, 1995: Deducted from asset accounts:
     Accounts receivable allowances           $ 253         $  53         $  --        $     --       $  306
     Valuation allowance for deferred
     taxes                                    $1,643        $  --         $  --        $1,094  (1)    $2,737

Year ended September 30, 1996: Deducted from asset accounts:
     Accounts receivable allowances           $   306       $ 339         $  --        $   125 (3)    $  629
     Valuation allowance for deferred
     taxes                                    $2,737        $  --         $  --        $(1,590)(2)    $1,147

Year ended September 30, 1997: Deducted from asset accounts:
     Accounts receivable allowances           $  629        $ 44          $ --         $  285  (3)    $  388

       Valuation allowance for deferred
       taxes                                  $1,147        $ --          $ --         $(1,147)(2)    $   --


(1) Resulted from an additional net operating loss carryforward generated from the current year which was not valued for financial statement purposes.

(2) Resulted from the utilization of net operating and alternative minimum loss carryforwards and re-evaluation of remaining deferred tax assets.

(3)        Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on December 5, 1997.

                                            Maverick Tube Corporation
                                            (registrant)


December 5, 1997                               /s/ Gregg M. Eisenberg
                                         -------------------------------
                                         Gregg M. Eisenberg, Chairman, President
                                         and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Company by the following persons in the capacities on the dates indicated.


December 5,1997                                /s/ Gregg M. Eisenberg
                                         -------------------------------------
                                         Gregg M. Eisenberg, Chairman, President
                                         and Chief Executive Officer

December 5, 1997                               /s/ Charles O. Struckhoff
                                         -------------------------------------
                                         Charles O. Struckhoff, Vice President
                                         Finance and Administration (Principal
                                         Financial and Accounting Officer)

December 5, 1997                               /s/ William E. Macaulay
                                         -------------------------------------
                                         William E. Macaulay, Director


December 5, 1997                               /s/ John M. Fox
                                         -------------------------------------
                                         John M. Fox, Director


December 5, 1997                               /s/ C, Robert Bunch
                                         -------------------------------------
                                         C. Robert Bunch, Director


December 5, 1997                              /s/ C. Adams Moore
                                         -------------------------------------
                                         C. Adams Moore, Director


December 5, 1997                              /s/ David H. Kennedy
                                         -------------------------------------
                                         David H. Kennedy, Director


December 5, 1997                              /s/ Wayne P. Mang
                                          ------------------------------------
                                          Wayne P. Mang, Director

                                  EXHIBIT INDEX
EXHIBIT                                                                                      PAGE
NUMBER        DESCRIPTION                                                                   NUMBER

    3.1       Amended and Restated Certificate of Incorporation of the                         N/A
              Registrant, incorporated herein by reference to Exhibit 3.2 to the
              Registrant's Registration Statement on Form S-1, File No. 33-37363
              (the "1991 Registration Statement").

    3.2       Amended and Restated Bylaws of the Registrant, incorporated                      N/A
              herein by reference to Exhibit 3.3 to the Registrant's Annual Report on
              Form 10-K for the fiscal year ended September 30, 1991 (the "1991
              Form 10-K.")

    4.1       Form of Stock Certificate for Common Stock, incorporated herein by               N/A
              reference to Exhibit 4.1 to the 1991 Registration Statement.

   10.1       Secured Credit Agreement  ("Secured Credit  Agreement")  dated May
              15,  N/A  1992,  by and  among the  Registrant,  Harris  Trust and
              Savings Bank ("Harris  Trust") and  Mercantile  Bank of St. Louis,
              N.A.  ("Mercantile  Bank"),  incorporated  herein by  reference to
              Exhibit 10.4 to the Registrant's Annual Report for the fiscal year ended September 30, 1992 (the "1992 Form 10-K.")

   10.2       Lease and Agreement dated July 24, 1992, by and between the Registrant           N/A
              and the Arkansas Development Finance Authority (the "Authority"),
              incorporated herein by reference to Exhibit 10.7 to the 1992 Form 10-K.

   10.3       Maverick Tube  Corporation  Amended and Restated 1990 Stock Option
              N/A Plan, incorporated herein by reference to Exhibit 10.21 to the 1991 Form 10-K.

   10.4       First Amendment to Secured Credit  Agreement dated as of April 30,
              N/A 1993, incorporated herein by reference to Exhibit 10.9 of the Registrant's Registration Statement on Form S-2, File No. 33-80096
              (the "1994 Registration Statement").

   10.5       Second Amendment to Secured Credit Agreement dated as of                         N/A
              December 31, 1993, incorporated herein by reference to Exhibit 10.10 of the 1994 Registration Statement.

   10.6       Third Amendment to Secured Credit Agreement dated as of                          N/A
              May 26, 1994, incorporated herein by reference to Exhibit 10.11 of the 1994 Registration Statement.

   10.7       Maverick Tube Corporation Savings for Retirement Plan effective on               N/A
              February 15, 1988, as amended, incorporated herein by reference to Exhibit 10.11 to the 1993 Form 10-K.

   10.8       Lease Agreement dated as of March 1, 1994, between the Authority,                N/A
              as lessor, and the Registrant as lessee, related to the New Facility, incorporated herein by reference to Exhibit 10.14 to the 1994
              Registration Statement.

   10.9       First Supplemental Trust Indenture to Lease Agreement  between the               N/A
              Authority, as lessor and the Registrant, as lessee relating to the
              New Facility dated July 1, 1994, incorporated by reference to Exhibit
              10.1 to the June 30, 1994 Form 10-Q

   10.10      Fourth Amendment to Secured Credit Agreement dated as of June 29,                N/A
              1994, incorporated herein by reference to Exhibit 10.13 of the 1994
              Form 10-K.

   10.11      Supplement to the Second Term Loan  Agreement  dated  December 15,
              1994, N/A incorporated herein by reference to Exhibit 10.16 of the 1994 Form 10-K.

   10.12 Maverick Tube Corporation 1994 Stock Option Plan, incorporated herein N/A by reference to Exhibit 10.17 of the 1994 Form 10-K.

   10.13      Maverick Tube Corporation Director Stock Option Plan, incorporated
              N/A herein by reference to Exhibit 10.18 of the 1994 Form 10-K.

   10.14      Fifth  Amendment to Secured Credit  Agreement dated as of November
              10, 1995, N/A incorporated herein by reference to Exhibit 10.19 of the 1995 Form 10-K.

   10.15      Sixth  Amendment to Secured Credit  Agreement  dated as of October
              16, 1996, N/A incorporated herein by reference to Exhibit 10.21 of the 1996 Form 10-K.

   10.16      Form of Deferred Compensation Agreement between the Registrant and
              N/A  Messrs.  Gregg M.  Eisenberg,  T.  Scott  Evans and  Sudhakar
              Kanthamneni  Dated  October  1,  1995,   incorporated   herein  by
              reference to Exhibit 10.22 of the 1996 Form 10-K.

   10.17      Amendment #1 to Maverick Tube Corporation's  Director Stock Option               N/A
              Plan, incorporated herein by reference to Exhibit 10. 24 of the 1996 Form 10-K.

   10.18      Seventh Amendment to Secured Credit Agreement dated as of April 27
              1997, N/A incorporated herein by reference to Exhibit 10 of the 1997 Form 10-Q for the period ended June 30, 1997.

   10.19      Eighth Amendment to Secured Credit Agreement dated as of August 12, 1997, filed herewith.

   10.20      Ninth Amendment to Secured Credit Agreement dated as of October 1, 1997, filed herewith

   10.21 Amendment #1 to Maverick Tube Corporation's 1994 Stock Option Plan, filed herewith

   11.1       Statement re:  Computation of Per Share Earnings (Loss).

   13         Portions of Registrant's 1997 Annual Report to Shareholders which are incorporated by reference herein.

   21         Subsidiaries of the Registrant.

   23.1       Consent of Ernst & Young LLP, independent auditors.

   27.1       Financial Data Schedule

   99.1       Risk Factors