Form 10-Q
period 1997-12-31
MAVERICK TUBE CORPORATION
filed 1998-02-02
CIK 869087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997
                                                        or

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

Common Stock, $.01 Par Value -- 15,437,474 shares as of January 30, 1998







                    MAVERICK TUBE CORPORATION AND SUBSIDIARIES


                                      INDEX

PART I.    FINANCIAL INFORMATION                                        PAGE NO.

Item 1.    Financial statements (Unaudited)

           Condensed Consolidated Balance Sheets -- December 31, 1997
           and September 30, 1997                                             3

           Condensed Consolidated Statements of Income -- Three
           months ended December 31, 1997 and 1996                            4

           Condensed Consolidated Statements of Cash Flows -- Three
           months ended December 31, 1997 and 1996                            5

           Notes to Condensed Consolidated Financial Statements               6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          7

PART II.   OTHER INFORMATION

Item 5.    Other Information                                                 12

Item 6.    Exhibits and Reports on Form 8-K                                  12

SIGNATURES                                                                   13

                    MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                         December 31,         September 30,
                                                                                           1997                   1997
                                                                                       (Unaudited)               (Note)
                                                                                    -------------------    --------------------

ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                                 $434                  $2,886
     Accounts receivable, less allowances of $355 and
       $388 on December 31 and September 30, 1997,
       respectively                                                                          24,711                  27,714
     Inventories (see Note 2)                                                                68,510                  69,436
     Deferred income taxes                                                                    5,104                   5,104
     Prepaid expenses and other current assets                                                1,010                     798

                                                                                    -------------------    --------------------
         Total current assets                                                                99,769                 105,938

PROPERTY, PLANT, AND EQUIPMENT
     Less accumulated depreciation (December 31, 1997 -
       $28,608; September 30, 1997 - $27,200)                                                56,991                  55,506

OTHER ASSETS                                                                                    628                     620
                                                                                    -------------------    --------------------

TOTAL ASSETS                                                                               $157,388                $162,064
                                                                                    ===================    ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                                       $28,199                 $31,477
     Accrued expenses and other liabilities                                                   9,379                  12,614
     Deferred revenue                                                                         9,480                  16,251
     Current maturities of long-term debt                                                       615                     604
                                                                                    -------------------    --------------------
         Total current liabilties                                                            47,673                  60,946

LONG TERM DEBT, less current maturities                                                       8,695                   8,879

REVOLVING CREDIT FACILITY                                                                    12,050                  10,000

DEFERRED INCOME TAXES                                                                         4,371                   4,371

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value;
         20,000,000 authorized shares
         15437,474 and 15,410,974 issued shares, respectively                                   154                     154
     Additional paid-in capital                                                              43,568                  43,406
     Retained earnings                                                                       40,877                  34,308
                                                                                    -------------------    --------------------

         Total stockholders'equity                                                           84,599                  77,868
                                                                                    -------------------    --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $157,388                $162,064
                                                                                    ===================    ====================

 ...............................................................................................................................
Note:  The condensed  consolidated balance sheet at September 30, 1997, has been derived from the audited consolidated financial statements at that date.
 ...............................................................................................................................
See accompanying notes to condensed consolidated financial statements.

                    MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                                       Three months ended
                                                                                            December 31
                                                                            -----------------------------------------
                                                                                   1997                 1996

NET SALES                                                                        $86,479              $64,190

COSTS and EXPENSES
     Cost of goods sold                                                           72,705               57,527
     Selling, general and administrative                                           3,196                2,698

                                                                            -----------------------------------------
Income from operations                                                            10,578                3,965

OTHER INCOME (EXPENSE)
     Interest expense                                                               (442)                (518)
     Other income                                                                     50                   30
                                                                           --------------------- --------------------

     Income before income taxes                                                   10,186                3,477

 PROVISION FOR INCOME TAXES                                                        3,616                  869
                                                                           --------------------- --------------------

NET INCOME                                                                        $6,570               $2,608
                                                                           ===================== ====================


     AVERAGE SHARES OUTSTANDING                                               15,435,302           14,944,142

     BASIC EARNINGS PER SHARE                                                      $0.43                $0.18
                                                                            ==================== ====================

     DILUTED EARNINGS PER SHARE                                                    $0.42                $0.18
                                                                            ==================== ====================


See accompanying notes to condensed consolidated financial statements.


                    MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                                        Three Months Ended
                                                                                                           December 31,
                                                                                                       1997            1996
                                                                                                   ------------------------------

OPERATING ACTIVITIES
  Net income                                                                                           $6,570          $2,608
  Adjustments to reconcile net income to net cash used by operating activities:
    Depreciation and amortization                                                                       1,408           1,356
    Provision for accounts receivable allowances                                                          (33)             16
    Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                                         3,036          (2,843)
     (Increase) decrease in inventories                                                                   926          (5,861)
     (Increase) decrease in prepaid expenses and other assets                                            (220)              2
     (Decrease) in accounts payable                                                                    (3,278)         (3,270)
     (Decrease) increase in deferred revenue                                                           (6,771)          2,345
     (Decrease) increase in accrued liabilities and other expenses                                     (3,235)          3,409
                                                                                                  --------------  --------------
         Cash used by operating activities                                                             (1,597)        (2,238)

INVESTING ACTIVITIES
  Purchases of property, plant and equipment                                                           (2,893)        (2,909)

FINANCING ACTIVITIES
  Proceeds from borrowings                                                                             34,000         29,550
  Principal payments on borrowings                                                                    (32,123)       (24,320)
                                                                                                  --------------  --------------
                                                                                                        1,877          5,230
  Net proceeds from sale of common stock                                                                  161             --
                                                                                                  --------------  --------------

       Cash provided by financing activities                                                            2,038          5,230

  Increase (decrease) in cash and cash equivalents                                                     (2,452)            83
Cash and cash equivalents at beginning of period                                                        2,886            612
                                                                                                  --------------  --------------

Cash and cash equivalents at end of period                                                               $434           $695
                                                                                                  ==============  ==============

Supplemental disclosures of cash flow information: Cash paid during the period for:

Interest                                                                                                 $471           $569
Income taxes                                                                                                    $465            $97

See accompanying notes to condensed consolidated financial statements.


                    MAVERICK TUBE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of Maverick Tube Corporation (the "Company") and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1997, are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1997.

(2)      INVENTORIES

         The components of inventories consisted of the following:

                                           December 31,            September 30,
                                               1997                     1997
                                                        (In thousands)

                  Finished goods            $43,170                     $41,188
                  Work-in-process             2,323                       3,589
                  Raw materials              12,675                      14,065
                  In-transit materials        6,470                       6,911
                  Storeroom parts             3,872                       3,683
                                         ---------------------------------------
                                            $68,510                     $69,436
                                           =====================================

         Inventories are principally valued at the lower of average cost or market.

(3)      STOCK SPLIT

         On August 1, 1997, the Company announced the declaration of a two-for-one stock split in the form of a 100% stock dividend to all shareholders of record as of the close of business on August 12, 1997 distributed on August 21, 1997. The outstanding shares, average shares outstanding and per share data for all periods have been adjusted to reflect the payment of this dividend.

(4)      EARNINGS PER SHARE

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

MAVERICK TUBE CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding matters that are not historical facts (including statements as to the beliefs or expectations of the Company) are forward-looking statements. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For example, uncertainty continues to exist as to future levels and volatility of oil and gas price expectations and their effect on drilling levels and demand for the Company's energy-related products, the future impact of industry-wide draw-downs of inventories and future import levels. Uncertainty also exists as to the trend and direction of both product pricing and purchased steel costs. Reference is made to the "Risk Factors" discussed in Exhibit 99.1 of Maverick's Form 10-K for its fiscal year ended September 30, 1997.

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

According to published industry reports, domestic drilling activity rose by 18% for the quarter ended December 31, 1997, as compared to the same quarter of the previous year. The Company believes that the domestic consumption of tubular goods per well drilled has increased proportionately. Natural gas drilling in the United States increased by 28% during the first quarter of fiscal 1998 as compared to the comparable period of fiscal 1997, and oil related drilling increased by 4%. The Company believes that gas and oil drilling increased in spite of gas and oil price decreases of 3% and 18%, respectively, as compared to the quarter ended December 31, 1997, due principally to lower finding and producing costs by end users. Notwithstanding declining oil prices during the first quarter of fiscal 1988, the trend in overall drilling continued upward, as drilling at the end of the quarter was 19% higher than the comparable period of the prior year and 1.4% higher than the quarter average.


Shipments of domestic OCTG increased by 15% during the first quarter ended December 31, 1997 from the comparable period of the prior year. Import penetration of the domestic OCTG market increased to an estimated 20.8% during the quarter as compared to 11.8% during the same quarter last year. Domestic consumption of OCTG increased 15% during the same period. The domestic OCTG business was also impacted by an estimated 38% increase in exports during the quarter ended December 31, 1997, with exports accounting for an estimated 15.0% of domestic production during the quarter. Maverick's energy related shipments during the first quarter increased by 21.0% from the same quarter last year and it's exports increased 81.3% from the same quarter of the previous year as the Company's shipments to Canada grew. Industry inventory build created 12.1% of additional demand for OCTG as compared to 3.8% during the same quarter last year with a substantial portion of the inventory build in seamless products. Maverick believes that the increased inventory level of OCTG is attributed to consumption levels which increased by approximately the same magnitude. The Company believes that the strengthened demand for its OCTG was the result of increased drilling activity in the Company's traditional markets, principally on shore in the continental United States and western Canada.

Management estimates the demand for the Company's structural tube (hollow structural sections or HSS) products increased by 23% in the first quarter of fiscal 1998 compared to the comparable quarter of last year. In addition, management estimates that import penetration of HSS product remained relatively level and inventories of HSS held by distributors were stable during the quarter, both as compared to the same quarter last year. As a result of these market conditions, domestic shipments of HSS rose by an estimated 24%. The Company's shipments of industrial products rose by 37.1%, due to a 57.2% increase in HSS shipments offset by a 33.8% decrease in standard pipe shipments.

Pricing of OCTG, line pipe and standard pipe was up 8.0%, 7.3%, and 7.8%, respectively due to improved prime selling prices and a favorable product mix. Structural product pricing remained relatively flat during the quarter.

Steel costs included in cost of goods sold decreased during the first quarter of fiscal 1998 by $5 per ton, or 1.4% as compared to the quarter ended December 31, 1996 and by $7 per ton, or 2.0% during the December 31, 1997 quarter as compared to the quarter ended September 30, 1997. Steel costs during the quarter were above current replacement costs. The Company's major supplier of steel announced two price decreases since mid-September which have reduced the Company's current replacement cost by $35 per ton. Based upon current inventory levels, the Company estimates that a substantial portion of these cost reductions will be reflected in cost of goods sold in the second quarter of fiscal 1998. The supply of steel is continuing to increase with four new steel mills having begun or are scheduled to begin production of 6.2 million tons of additional hot rolled steel in 1998. The Company anticipates that these additions have the potential to further lower the Company's purchase price of hot rolled steel in the future.


RESULTS OF OPERATIONS

In the first quarter of fiscal 1998, total net sales increased $22.3 million, or 34.7% over the comparable period of the preceding fiscal year. Energy products sales increased $16.9 million or 33.8% for the first quarter, while industrial products sales increased $5.4 million or 38.0% for the first quarter as compared with the comparable period in the prior year. These results were attributable primarily to an increase of 26.7% in the Company's total product shipments, from 105,835 tons in the first fiscal quarter of 1997 to 134,104 tons in the first fiscal quarter of 1998. Energy tons increased 17,609 tons, or 22.8%, in the first quarter of 1998 as compared to the first quarter of 1997. Shipments of industrial products increased 10,660 tons, or 37.2% in the first quarter of 1998 as compared to the first quarter of 1997. The sales and shipments of energy products during the first fiscal quarter of 1998 increased substantially due to:
(i) increased activity in gas drilling by 28%, (ii) increased activity in oil drilling by 4% and (iii) an 81.3% increase in Maverick's export sales. However, the continuation of the current trend in oil prices to any significant extent could have a negative impact on the OCTG business. The increase in sales and shipments of industrial products was positively impacted by the Company's strengthened position in the industrial products market. Average net selling prices for energy products during the first quarter of fiscal 1998 as compared to the comparable periods of fiscal 1997 increased by 9.1% from an average of $647 per ton to $706 per ton. This improvement in selling prices is primarily due to a substantial increase in demand for OCTG products. See "Overview." Average net selling price for industrial products during the first quarter of fiscal 1998, as compared to the comparable period of fiscal 1997 increased 0.6% from an average of $495 per ton to $498 per ton. This slight increase for the first quarter was due primarily to an improved selling prices.

Cost of goods sold increased $15.2 million or 26.4% in the first quarter of fiscal 1998 over the comparable period of fiscal 1997. Energy products cost of goods sold increased $11.4 million, or 25.5% in the first quarter of fiscal 1998. Industrial products cost of goods sold increased $3.8 million or 29.4% in the first quarter of fiscal 1998. The overall increase was due primarily to increased product shipments. However, the overall unit cost per ton of products sold decreased 0.3% (from an average of $544 to $542) in the first quarter of fiscal 1998 as compared to the comparable period of fiscal 1997. This decrease was primarily due to a decrease in delivered steel costs during the fourth quarter of fiscal 1997 and first quarter of fiscal 1998 resulting in a decrease of the average prime steel cost of goods sold by $5 per ton over the first quarter of fiscal 1997. See "Overview." The impact of such decrease in steel costs was offset somewhat by the higher costing mix of energy products.

Gross profit increased $7.1 million or 106.7% for the first quarter of fiscal 1998 over the comparable period of fiscal 1997. Gross profit for energy products increased $5.5 million, or 101.9%, while industrial products gross profit increased approximately $1.6 million or 127.3%. The gross profit as a percentage of net sales ("gross profit percentage") was 15.93% for the first quarter of fiscal 1998 compared to 10.38% for the comparable period of fiscal 1997. Energy gross profit percentage increased from 10.83% to 16.34% for the first quarter of fiscal 1998, while industrial products increased from 8.81% to 14.51%. Energy and industrial products gross profit percentage in the first quarter of fiscal 1998 benefited from improved selling prices and decreased steel costs.

Selling, general and administrative expenses increased by $498,000, or 18.5% in the first quarter of fiscal 1998 over the comparable period of fiscal 1997. Selling, general and administrative expenses were impacted by increased industrial products commissions, general wage increases granted as of the beginning of the 1998 fiscal year and small increases in personnel. However, selling, general and administrative expenses as a percentage of net sales in the first quarter of fiscal 1998 was 3.7% as compared to 4.2% for the comparable period of fiscal 1997.

Interest expense decreased $76,000 or 14.7% in the first quarter of fiscal 1998 compared to the comparable period of fiscal 1997. The decreased interest expense is primarily due to a lower average outstanding debt balance during the quarter.

The provision for income taxes increased $2.7 million or 316.1% in the first quarter of fiscal 1998 as compared to the comparable period of fiscal 1997. This increase is attributable to the higher level of pretax earnings generated by the Company in the first quarter of 1998 and also a higher effective tax rate as the Company has fully realized the benefits of existing net operating loss carry-forwards and alternative minimum tax credits during 1997.

As a result of the increased gross profit and the other factors discussed above, net income increased $4.0 million in the first quarter of fiscal 1998 from the comparable period of fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES


Working capital at December 31, 1997 was $52.1 million, and the ratio of current assets to current liabilities was 2.1 to 1.0, as compared to September 30, 1997 when working capital was $45.0 million and the ratio of current assets to current liabilities was 1.7 to 1.0. The increase in working capital was principally due to a $6.5 million decrease in accounts payable and accrued liabilities and a $6.8 million decrease in deferred revenue, partially offset by a $2.5 million decrease in cash and a $3.0 million decrease in accounts receivable. The decrease in accounts payable and accrued liabilities resulted from the payment of year end taxes and incentive compensation. The decrease in deferred revenue is due to the normal increase in shipments of customer-obligated inventory prior to calendar year-end. The decrease in cash is due to application of available funds to reduce the balance of the Revolving Credit Facility. The decrease in accounts receivable is due to an increase in the collection of customer invoices on customer-obligated inventory. Cash used in operating activities was $1.6 million for the three months ended December 31, 1997. The primary source of cash was net income, exclusive of the impact of non-cash items (primarily depreciation and amortization) of $8.0 million.

During the three months ended December 31, 1997, cash used in investing activities was $2.9 million, all of which was attributable to purchases of property, plant and equipment.

Cash provided by financing activities was $2.0 million. The Company's Revolving Credit Facility increased $2.1 million primarily to partially fund the reduction in accounts payable and accrued expenses. The Company's other long-term indebtedness including current maturities was reduced by approximately $173,000.

The Company's capital budget for fiscal 1998 is approximately $9.5 million of which $2.9 million was expended during the three months ended December 31, 1997. The budgeted funds are being utilized principally to acquire new equipment for existing manufacturing facilities. As of December 31, 1997, the Company had an additional $2.7 million committed for the purchase of equipment.

The Company expects that it will meet its ongoing working capital and capital expenditure requirements from a combination of cash flow from operations, which constitutes its primary source of liquidity, and available borrowings under its Revolving Credit Facility. The Revolving Credit Facility provides for maximum borrowings up to the lesser of the eligible borrowing base or $27.5 million, and bears interest at either the prevailing prime rate or an adjusted Eurodollar rate, plus an interest margin, depending upon certain financial measurements. The Revolving Credit Facility is secured by the Company's accounts receivable and inventories and will expire on May 31, 1999. As of December 31, 1997, the applicable interest rate was 7.12 percent per annum and the Company had $15.1 million in unused availability under the Revolving Credit Facility. As of December 31, 1997, the Company had $434,000 in cash and cash equivalents.



                    MAVERICK TUBE CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



ITEM 5.   OTHER INFORMATION

         On January 6, 1998, the Company announced the resignation of Charles O. Struckhoff as Chief Financial Officer who will retire effective January 31, 1998. The Company has not yet announced the appointment of Mr.
Struckhoff's successor.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)      Exhibit No.                 Description

                 11.1              Computation of Earnings per Share

                 27                Financial Data Schedule

    (b) Reports on Form 8-K. No reports on Form 8-K were filed for the quarterly period for which this report is filed.






                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    Maverick Tube Corporation
                                                           (Registrant)



Date:  January 30, 1998                         /s/ Gregg Eisenberg
                                                -------------------
                                                     Gregg Eisenberg
                                           President and Chief Executive Officer


Date:  January 30, 1998                        /s/ Charles Struckhoff
                                               ----------------------
                                                   Charles Struckhoff
                                    Vice President -- Finance and Administration
                                               (Chief Financial Officer)