Form 10-Q
period 1998-03-31
MAVERICK TUBE CORPORATION
filed 1998-05-05
CIK 869087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM             TO

COMMISSION FILE NUMBER  1-10651

                            MAVERICK TUBE CORPORATION
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                     43-1455766
(State or other jurisdiction of                                  (I.RS. Employer
 incorporation or organizatio                                Identification No.)


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

Common Stock, $.01 Par Value -- 15,437,474 shares as of May 5, 1998






                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES


                                      INDEX

PART I.    FINANCIAL INFORMATION                                        PAGE NO.

Item 1.    Financial statements (Unaudited)

           Condensed Consolidated Balance Sheets -- March 31, 1998
           and September 30, 1997                                             3

           Condensed Consolidated Statements of Income -- Three and Six
           month periods ended March 31, 1998 and 1997                        4

           Condensed Consolidated Statements of Cash Flows -- Six
           month period ended March 31, 1998 and 1997                         5

           Notes to Condensed Consolidated Financial Statements               6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          7

PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of the Security Holders           12

Item 6.    Exhibits and Reports on Form 8-K                                  12

SIGNATURES                                                                   13

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                               March 31,            September 30,
                                                                                                  1998                  1997
                                                                                                (Unaudited)            (Note)
                                                                                           -----------------------------------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                                        $793                 $2,886
     Accounts receivable, less allowances of $148 and
       $388 on March 31, 1998 and September 30, 1997, respectively                                  20,086                 27,714
     Inventories (see Note 2)                                                                       72,273                 69,436
     Deferred income taxes                                                                           5,104                  5,104
     Prepaid expenses and other current assets                                                         968                    798
                                                                                           -------------------   -------------------

         Total current assets                                                                       99,224                105,938

PROPERTY, PLANT, AND EQUIPMENT
     Less accumulated depreciation (March 31, 1998 -
       $30,119; September 30, 1997 -  $27,200)                                                      58,456                 55,506

OTHER ASSETS                                                                                           703                    620
                                                                                           -------------------   -------------------

TOTAL ASSETS                                                                                      $158,383               $162,064
                                                                                           ===================   ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                                              $25,274                $31,477
     Accrued expenses and other liabilities                                                          5,702                 12,614
     Deferred revenue                                                                                8,355                 16,251
     Current maturities of long-term debt                                                              627                    604
                                                                                           -------------------   -------------------

         Total current liabilties                                                                   39,958                 60,946


LONG TERM DEBT, less current maturities                                                              8,533                  8,879

REVOLVING CREDIT FACILITY                                                                           16,050                 10,000

DEFERRED INCOME TAXES                                                                                4,536                  4,371

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value;
         20,000,000 authorized shares,
         15,437,474 and 15,410,974 issued shares, respectively                                         154                    154
     Additional paid-in capital                                                                     43,568                 43,406
     Retained earnings                                                                              45,584                 34,308

                                                                                           -------------------   -------------------
Total stockholders' equity                                                                          89,306                 77,868
                                                                                           -------------------   -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                        $158,383               $162,064
                                                                                           ===================   ===================

 ....................................................................................................................................
Note:  The condensed  consolidated balance sheet at September 30, 1997, has been derived from the audited consolidated financial statements at that date.
 ....................................................................................................................................

See accompanying notes to condensed consolidated financial statements.


                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except share data)
                                   (Unaudited)

                                                                          Three months ended               Six months ended
                                                                        March 31                       March 31
                                                                          1998           1997            1998            1997
                                                                     ---------------------------------------------------------------

NET SALES                                                                   $70,548        $66,920        $157,027         $131,110

COSTS and EXPENSES
    Cost of goods sold                                                       60,219         59,228         132,925          116,754
    Selling, general and administrative                                       2,844          3,017           6,040            5,716
                                                                    ------------------------------- --------------- ----------------

    Income  from operations                                                   7,485          4,675          18,062            8,640

OTHER INCOME (EXPENSE)
    Interest expense                                                           (398)          (476)           (840)            (994)
    Other expense                                                                39            (50)              89             (20)
                                                                    ------------------------------- --------------- ----------------

    Income before income taxes                                                7,126          4,149          17,311            7,626

 PROVISION FOR INCOME                                                         2,419          1,171           6,035            2,040
                                                                    ------------------------------- --------------- ----------------

NET INCOME TAXES                                                             $4,707         $2,978         $11,276           $5,586

BASIC EARNINGS PER COMMON AND
    COMMON EQUIVALENT SHARE                                                   $0.30          $0.20           $0.73            $0.37
                                                                    =============================== =============== ================

DILUTED EARNINGS PER COMMON AND
    COMMON EQUIVALENT SHARE                                                   $0.30          $0.19           $0.72            $0.37

                                                                    =============================== =============== ================

 .................................................................... .............................. ................................
See accompanying notes to condensed consolidated financial statements.

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                     Six Months Ended
                                                                                          March 31,
                                                                                    1998            1997
OPERATING ACTIVITIES
  Net income                                                                            $11,276          $5,586
  Adjustments to reconcile net income to net cash
   (used) provided by operating activities:
    Depreciation and amortization                                                         2,943           2,569
    Deferred income taxes                                                                   165             800
    Provision for accounts receivable allowances                                           (240)            (59)

    Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                           7,868          (2,132)
     (Increase) decrease in inventories                                                  (2,837)         (5,671)
     (Increase) decrease in prepaid expenses and other assets                              (277)            145
     (Decrease) increase in accounts payable                                             (6,203)          1,182
     (Decrease) increase in deferred revenue                                             (7,896)          2,116
     (Decrease) increase in accrued expenses and other liabilties                        (6,912)          1,254
                                                                                  --------------  --------------
       Cash (used) provided by operating activities                                      (2,113)          5,790

INVESTING ACTIVITIES
  Purchases of property, plant and equipment                                             (5,869)         (5,941)

FINANCING ACTIVITIES
  Proceeds from borrowings                                                               63,400          48,950
  Principal payments on borrowings                                                      (57,673)        (46,788)
                                                                                  --------------  --------------
                                                                                          5,727           2,162
  Net proceeds from sale of common stock                                                    162              32
                                                                                  --------------  --------------

       Cash provided by financing activities                                              5,889           2,194

  Increase (decrease) in cash and cash equivalents                                       (2,093)          2,043
Cash and cash equivalents at beginning of period                                          2,886             613
                                                                                  --------------  --------------

Cash and cash equivalents at end of period                                                 $793          $2,656
                                                                                  ==============  ==============

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
Interest                                                                                   $940          $1,162
Income taxes                                                                             $5,809          $1,424

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1997.

(2)      INVENTORIES

         The components of inventories consisted of the following:

                                           March 31,            September 30,
                                             1998                     1997
                                                   (In thousands)

                  Finished goods                $41,696                $41,188
                  Work-in-process                 3,508                  3,589
                  Raw materials                  12,920                 14,065
                  In-transit materials            9,543                  6,911
                  Storeroom parts                 4,606                  3,683
                                               ---------------------------------
                                                $72,273                $69,436
                                               =================================

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

MAVERICK TUBE CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding matters that are not historical facts (including statements as to the beliefs or expectations of the Company) are forward-looking statements. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For example, uncertainty continues to exist as to future levels and volatility of oil and gas price expectations and their effect on drilling levels and demand for the Company's energy-related products, the future impact of industry-wide draw-downs of inventories and future import levels. Uncertainty also exists as to the trend and direction of both product pricing and purchased steel costs. Reference is made to the "Risk Factors" discussed in Exhibit 99.1 attached hereto.


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

According to published industry reports, domestic drilling activity rose by 13% for the quarter ended March 31, 1998, as compared to the same quarter of the previous year. The Company believes that the domestic consumption of tubular goods per well drilled has increased proportionately. Natural gas drilling in the United States increased by 21% during the second quarter of fiscal 1998 as compared to the comparable period of fiscal 1997, and oil related drilling increased by 1%. The Company believes that gas and oil related drilling increased in spite of gas and oil price decreases of 19% and 31%, respectively as compared to the quarter ended March 31, 1997, due principally to lower finding and producing costs by end users. In conjunction with the declining oil prices during the second quarter of fiscal 1998, the trend in overall drilling edged downward, as drilling at the end of the quarter was 8% lower than the current quarter average but was still 4% higher than the comparable prior quarter average .


Shipments of domestic OCTG increased by 13% during the second quarter ended March 31, 1998 from the comparable period of the prior year. Import penetration of the domestic OCTG market increased to an estimated 19.7% during the quarter as compared to 19.4% during the same quarter last year. Domestic consumption of OCTG increased 16% during the same period. The domestic OCTG business was also impacted by an estimated 13% increase in exports during the quarter ended March 31, 1998, with exports accounting for an estimated 15.3% of domestic production during the quarter. Maverick's energy related shipments during the second quarter decreased by 9.0% from the same quarter last year and it's exports decreased 54.7% from the same quarter of the previous year as the Company's shipments to Canada fell. Industry inventory build created 11.2% of additional demand for OCTG as compared to 14.4% during the same quarter last year with a substantial portion of the inventory build in seamless products. The Company believes that the reduced demand for its OCTG was the result of decreasing inventory levels in seam annealed products and Canadian customers' concerns regarding low oil prices, early spring break-up and Canadian dollar exchange rates.

Management estimates the demand for the Company's structural tube (hollow structural sections or HSS) products increased by 8% in the second quarter of fiscal 1998 compared to the comparable quarter of last year. In addition, management estimates that the import level of HSS product remained relatively stable and inventories of HSS held by distributors were stable during the quarter, both as compared to the same quarter last year. As a result of these market conditions, domestic shipments of HSS rose by an estimated 9%. The Company's shipments of industrial products rose by 20.6%, due to a 27.7% increase in HSS shipments offset by a 9.4% decrease in standard pipe shipments.

Pricing of OCTG was up 9.4% due to improved prime selling prices and a favorable product mix. Line, structural and standard product pricing remained relatively flat during the quarter.

Steel costs included in cost of goods sold decreased during the second quarter of fiscal 1998 by $17 per ton, or 4.9% as compared to the quarter ended March 31, 1997 and decreased by $12 per ton, or 3.6% during the March 31, 1998 quarter as compared to the quarter ended December 31, 1997. Steel costs during the quarter were at current replacement costs. The Company's major suppliers of steel implemented a price increase effective April 1, 1998 which will increase the Company's current replacement cost by $10 per ton. Based upon current inventory levels, the Company estimates that a substantial portion of this cost increase if the price increase holds will not be reflected in cost of goods sold until the fourth quarter of fiscal 1998. The supply of steel is continuing to increase, with four new steel mills on line and foreign hot rolled steel offerings up sharply. The Company believes these supply additions may reduce the purchase price of hot rolled steel in the future.



RESULTS OF OPERATIONS

In the second quarter of fiscal 1998 and first six months of fiscal 1998, total net sales increased $3.6 million, or 5.4% and $25.9 million, or 19.8% over comparable periods of the preceding fiscal year. Energy products sales remained relatively stable during the second quarter and increased $17.0 million or 17.1% for the six months ended March 31, 1998, while industrial products sales increased $3.5 million or 20.0% for the second quarter and increased $8.9 million or 28.1% for the six months ended March 31, 1998 as compared with the comparable period in the prior year. These results were attributable primarily to an increase of 0.8% and 13.5% in the Company's total product shipments, from 110,261 tons in the second quarter of 1997 to 111,223 tons in the second fiscal quarter of 1998 and from 216,096 tons in the first six months of fiscal 1997 to 245,327 tons in the first six months of fiscal 1998. Energy tons decreased 6,244 tons, or 8.3%, in the second quarter of 1998 as compared to the second quarter of 1997 and increased 11,387 tons or 7.5% in the first six months of 1998 as compared to the first six months of 1997. Shipments of industrial products increased 7,205 tons, or 20.6% in the second quarter of 1998 as compared to the second quarter of 1997 and increased 16,225 tons, or 25.5% in the first six months of 1998 as compared to the first six months of 1997. The sales and shipments of energy products during the second fiscal quarter of 1998 remained relatively stable: (i) although gas drilling increased by 21% and oil drilling increased by 1%, (ii) land drilling which creates the primary demand for the Company's products increased less than offshore drilling, (iii) an industry inventory adjustment in the Company's product areas which are generally faster moving, and (iv) a 54.7% decrease in Maverick's export sales. However, the recent volatility and general lower oil prices could have a negative impact on the OCTG business. The increase in sales and shipments of industrial products was positively impacted by the Company's strengthened position in the industrial products market. Average net selling prices for energy products during the second quarter of fiscal 1998 and six months ended March 31, 1998 as compared to the comparable periods of fiscal 1997 increased by 9.4% from an average of $658 per ton to $720 per ton and by 9.0% from an average of $653 per ton to $712. This improvement in selling prices is primarily due to a substantial increase in demand for OCTG products. See "Overview." Average net selling price for industrial products during the second quarter of fiscal 1998 and six months ended March 31, 1998, as compared to comparable periods of fiscal 1997 decreased 0.5% from an average of $497 per ton to $494 per ton and remained stable at an average of $496.

Cost of goods sold increased $1.0 million or 1.7% and $16.2 million or 13.9% in the second quarter of fiscal 1998 and first six months of 1998, respectively over comparable period sof fiscal 1997. Energy products cost of goods sold decreased $1.3 million, or 2.9% and increased $10.1 million or 11.4% in the second quarter and first six months of fiscal 1998. Industrial products cost of goods sold increased $2.3 million or 14.7% and $6.1 million or 21.4% in the second quarter and first six months of fiscal 1998. The overall increase for the six months ended March 31 1998 was due primarily to increased product shipments. The overall unit cost per ton of products sold increased .9% (from an average of $537 to $542) in the second quarter of fiscal 1998 and .3% (from an average of $540 to $542) in the first six months of fiscal 1998 as compared to the comparable period of fiscal 1997. This increase was primarily due to an increase in conversion cost per ton caused by a more value added mix of energy products. This increase in conversion costs was offset by a decrease in delivered steel costs during the fourth quarter of fiscal 1997 and first and second quarters of fiscal 1998 resulting in a decrease of the average prime steel cost of goods sold by $17 per ton over the second quarter of fiscal 1997 and $10 per ton over the six months ended March 31, 1998. See "Overview."

Gross profit increased $2.6 million or 34.3% for the second quarter of fiscal 1998 and $9.7 million or 67.9% for the first six months of fiscal 1998 over comparable periods of fiscal 1997. Gross profit for energy products increased $1.4 million, or 25.1% and $6.9 million, or 62.6%, while industrial products gross profit increased approximately $1.2 million or 60% and $2.8 million or 85.8%. The gross profit as a percentage of net sales ("gross profit percentage") was 14.64% and 15.35% for the second quarter and first six months of fiscal 1998 compared to 11.49% and 10.95% for comparable periods of fiscal 1997. Energy gross profit percentage increased from 11.46% to 14.29% for the second quarter of fiscal 1998 and increased from 11.14% to 15.47% for the first six months of fiscal 1998. Industrial products profit percentage increased from 11.61% to 15.48% for the second quarter and increased from 10.35% to 15.01% for the first six months of fiscal 1998. Energy and industrial products gross profit percentage in the second quarter and first six months of fiscal 1998 benefited from decreased steel costs. Energy gross profit percentage was also impacted by improved selling prices; where, industrial products gross profit percentage was impacted by operating efficiencies. During the third quarter of 1998, the replacement cost of steel is expected to rise on average by $10 per ton due to a previously announced steel price increase from the Company's principal supplier. It is expected that if higher steel prices hold, the impact of these higher replacement costs on costs of goods sold will partially affect the remainder of fiscal 1998.

Selling, general and administrative expenses decreased by $173,000, or 5.7% and increased by $324,000 or 5.7% in the second quarter and first six months of fiscal 1998 over comparable periods of fiscal 1997. Selling, general and administrative expenses for the second quarter of fiscal 1998 were impacted by lower incentive compensation for selling and administrative employees. Selling, general and administrative expenses for the first six months of fiscal 1998 were impacted by increased industrial products commissions, general wage increases granted as of the beginning of the 1998 fiscal year and small increases in personnel which offset the benefit of lower incentive compensation. However, selling, general and administrative expenses as a percentage of net sales in the second quarter and first six months of fiscal 1998 decreased to 4.0% and 3.8% from 4.5% and 4.4% from comparable periods of fiscal 1997.

Interest expense decreased $78,000 or 16.4% and $154,000 or 15.5% in the second quarter and first six months of fiscal 1998 compared to the comparable period of fiscal 1997. The decreased interest expense is primarily due to a lower average outstanding debt balance during the quarter.

The provision for income taxes increased $1.2 million or 106.6% and $4.0 million or 195.8% in the second quarter and first six months of fiscal 1998 as compared to the comparable period of fiscal 1997. This increase is attributable to the higher level of pretax earnings generated by the Company in the second quarter and first six months of 1998 and also a higher effective tax rate as the Company has fully realized the benefit of existing net operating loss carryforwards and alternative minimum tax credits during 1997.

As a result of the increased gross profit and the other factors discussed above, net income increased $1.7 million and $5.7 million in the second quarter and first six months of fiscal 1998 from comparable periods of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 31, 1998 was $59.3 million, and the ratio of current assets to current liabilities was 2.5 to 1.0, as compared to September 30, 1997 when working capital was $45.0 million and the ratio of current assets to current liabilities was 1.7 to 1.0. The increase in working capital was principally due to a $2.8 million increase in inventories, a $13.1 million decrease in accounts payable and accrued liabilities and a $7.9 million decrease in deferred revenue, partially offset by a $2.1 million decrease in cash and a $7.7 million decrease in accounts receivable. The decrease in accounts payable and accrued liabilities resulted from the payment of estimated taxes and a change in timing steel purchases. The decrease in deferred revenue is due to customers being cautious in their purchases for inventories during the recent environment of lower oil prices. The decrease in accounts receivable is due to a decrease in March 1998 sales as compared to September 1997 sales. Cash used in operating activities was $2.1 million for the six months ended March 31, 1998. The primary source of cash was net income, exclusive of the impact of non-cash items (primarily depreciation and amortization) of $14.2 million.

During the six months ended March 31, 1998, cash used in investing activities was $5.9 million, all of which was attributable to purchases of property, plant and equipment.

Cash provided by financing activities was $5.9 million. The Company's Revolving Credit Facility increased $6.1 million primarily to partially fund the reduction in accounts payable and accrued expenses. The Company's other long-term indebtedness including current maturities was reduced by approximately $323,000.

The Company's capital budget for fiscal 1998 is approximately $11.0 million of which $5.9 million was expended during the six months ended March 31, 1998. The budgeted funds are being utilized principally to acquire new equipment for existing manufacturing facilities and to upgrade computer hardware and software. As of March 31, 1998, the Company had an additional $2.2 million committed for the purchase of equipment.

The Company expects that it will meet its ongoing working capital and capital expenditure requirements from a combination of cash flow from operations, which constitutes its primary source of liquidity, and available borrowings under its Revolving Credit Facility. The Revolving Credit Facility provides for maximum borrowings up to the lesser of the eligible borrowing base or $27.5 million, and bears interest at either the prevailing prime rate or an adjusted Eurodollar rate, plus an interest margin, depending upon certain financial measurements. The Revolving Credit Facility is secured by the Company's accounts receivable and inventories and will expire on May 31, 1999. As of March 31, 1998, the applicable interest rate was 6.91 percent per annum and the Company had $11.1 million in unused availability under the Revolving Credit Facility. As of March 31, 1998, the Company had $793,000 in cash and cash equivalents.

IMPACT OF YEAR 2000


The Company continually evaluates its information systems and is in the process of updating its older systems most of which utilize programs that recognize two digits for the year field rather than four. During this update process, the Company anticipates making the requisite Year 2000 changes in these older programs or replacing them so that the programs recognize the year 2000 and beyond. These changes are expected to be substantially completed by early in calendar 1999. The costs of this update are included in the Company's capital expenditure budget in the years which the applicable hardware and software will be purchased. Currently, the Company anticipates that there will be only an immaterial amount of these costs which will be expensed as incurred.

The Company currently believes that, in general, it will not have a material exposure to the Year 2000 issue, either operationally or financially, and that its plan to replace its hardware and software will address the Year 2000 issue on a timely basis.


                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         (a) The Annual Meeting of the Stockholders of the Company was held on February 2, 1998, of the 15,437,474 shares entitled to vote at such meeting, 13,677,476 shares were present at the meeting in person or by proxy.

         (b) The individuals listed below were elected as directors of the Company, and with respect to each Director, the number of shares voted for and withheld were as follows:

                                  No. of Shares
                  Name of Nominee                For               Withheld

                  Gregg M. Eisenberg        13,659,575                 17,901
                  William E. Macaulay       13,659,575                 17,901
                  David H. Kennedy          13,659,575                 17,901
                  C. Robert Bunch           13,659,575                 17,901
                  C. Adams Moore            13,659,575                 17,901
                  John M. Fox               13,659,575                 17,901
                  Wayne P. Mang             13,659,475                 18,001

         (c) 12,270,045 shares voted in favor of the approval of the amendment to the Maverick Tube Corporation 1994 Stock Option Plan. This was more than the requisite number of shares required for approval.

         (d) 13,435,102 shares voted in favor of the approval of the amendment to the Company's Certificate of Incorporation. This was more than the requisite number of shares required for approval.

         (e) There were 18,958 brokers' non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit No.                                 Description


              11.1                          Computation of Earnings per Share

              27                            Financial Data Schedule

              99.1                          Risk Factors

(b) Reports on Form 8-K. No reports on Form 8-K were filed for the quarterly period for which this report is filed.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Maverick Tube Corporation
                                  (Registrant)



Date:  May 5, 1998                                    /s/ Gregg Eisenberg
                                                      -------------------
                                 Gregg Eisenberg
                                           President and Chief Executive Officer
                          (Principal Executive Officer)


Date:  May 5, 1998                                    /s/ Pamela Boone
                                                      ----------------
                                  Pamela Boone
                              Corporate Controller
                          (Principal Financial Officer)