Form 10-Q
period 1998-06-30
MAVERICK TUBE CORPORATION
filed 1998-08-10
CIK 869087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER  1-10651

                            MAVERICK TUBE CORPORATION
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                     43-1455766
(State or other jurisdiction of                                  (I.RS. Employer
 incorporation or organization)                              Identification No.)


         16401 Swingly Ridge Road
         Seventh Floor
         Chesterfield, Missouri                                            63017
(Address of principal executive offices)                              (Zip Code)

                                 (314) 733-1600
              (Registrant's telephone number, including area code)



                     400 Chesterfield Center, Second Floor,
                          Chesterfield, Missouri 63017
   (Former name, former address and former address and former fiscal year, if changed since last report)

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

Common Stock, $.01 Par Value -- 15,437,474 shares as of August 7, 1998



                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES


                                      INDEX

PART I.    FINANCIAL INFORMATION                                        PAGE NO.

Item 1.    Financial statements (Unaudited)

           Condensed Consolidated Balance Sheets -- June 30, 1998
           and September 30, 1997                                             3

           Condensed Consolidated Statements of Income -- Three and Nine
           month periods ended June 30, 1998 and 1997                         4
           Condensed Consolidated Statements of Cash Flows -- Nine
           month period ended June 30, 1998 and 1997                          5

           Notes to Condensed Consolidated Financial Statements               6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          8

Item 3.    Quantitative and Qualitative Disclosures about Market
           Risk -- Not Applicable

PART II.   OTHER INFORMATION

Item 2.    Changes in the Rights of the Company's Shareholders               15

Item 5.    Other Information                                                 15

Item 6.    Exhibits and Reports on Form 8-K                                  15

SIGNATURES                                                                   16

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                                June 30,          September 30,
                                                                                                 1998                 1997
                                                                                             (Unaudited)             (Note)
                                                                                        -------------------  -------------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents........................................................................$831...............$2,886
     Accounts receivable, less allowances of $256 and
       $388 on June 30, 1998 and September 30, 1997,
       respectively.................................................................................16,997...............27,714
     Inventories (see Note 2).......................................................................66,186...............69,436
     Deferred income taxes...........................................................................5,104................5,104
     Prepaid expenses and other current assets.........................................................981..................798
                                                                                        -------------------  -------------------

         Total current assets.......................................................................90,099..............105,938
PROPERTY, PLANT, AND EQUIPMENT
     Less accumulated depreciation (June 30, 1998 -
       $31,478; September 30, 1997 - $27,200).......................................................59,281...............55,506

OTHER ASSETS...........................................................................................780..................620
                                                                                        -------------------  -------------------

TOTAL ASSETS......................................................................................$150,160.............$162,064
                                                                                        ===================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable..............................................................................$17,932..............$31,477
     Accrued expenses and other  liabilities.........................................................6,438...............12,614
     Deferred revenue ...............................................................................4,612...............16,251
     Current maturities of long-term debt..............................................................640..................604
                                                                                        -------------------  -------------------

         Total current liabilities..................................................................29,622...............60,946

LONG-TERM DEBT, less current maturities..............................................................8,366................8,879

REVOLVING CREDIT FACILITY ..........................................................................17,000...............10,000

DEFERRED INCOME TAXES ...............................................................................4,536................4,371

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value;
         40,000,000 authorized shares,
         15,437,474 and 15,410,974 issued shares, respectively.........................................154..................154
     Additional paid-in capital.....................................................................43,568...............43,406
     Retained earnings..............................................................................46,914...............34,308
                                                                                        -------------------  -------------------

         Total stockholders' equity.................................................................90,636...............77,868
                                                                                        -------------------  -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................................................$150,160.............$162,064
                                                                                        ===================  ===================

 ...............................................................................................................................
Note:  The condensed  consolidated balance sheet at September 30, 1997, has been derived from the audited consolidated financial statements at that date.
 ................................................................................................................................

See accompanying notes to condensed consolidated financial statements.


                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except share data)
                                   (Unaudited)

                                                                          Three months ended               Nine months ended
                                                                        June 30                         June 30
                                                                         1998            1997            1998            1997
                                                                    ----------------------------------------------------------------

NET SALES...................................................................$56,590.........$74,669........$213,617........$205,778

COSTS and EXPENSES
    Cost of goods sold.......................................................50,919..........64,875.........183,843.......  181,629
    Selling, general and administrative.......................................3,294...........3,530...........9,335           9,245
                                                                    ----------------------------------------------------------------

    Income from operations....................................................2,377...........6,264..........20,439..........14,904

OTHER INCOME (EXPENSE)
    Interest expense...........................................................(453)...........(497).........(1,274).........(1,491)
    Other income (expense).......................................................(9).............(5).............61.............(25)
                                                                    ----------------------------------------------------------------

    Income before income taxes................................................1,915...........5,762..........19,226..........13,388

 PROVISION FOR INCOME TAXES.....................................................585...........1,824...........6,619...........3,883
                                                                    ----------------------------------------------------------------

NET INCOME ..................................................................$1,330..........$3,938.........$12,607..........$9,505
                                                                    ================================================================

BASIC EARNINGS PER COMMON AND
    COMMON EQUIVALENT SHARE......................................................$0.09...........$0.26.......... $0.82........$0.63
                                                                    ================================================================

DILUTED EARNINGS PER COMMON AND
    COMMON EQUIVALENT SHARE......................................................$0.09...........$0.25.......... $0.81........$0.62
                                                                    ================================================================


 ....................................................................................................................................

Basic Earnings per common share:
Net income ..................................................................$1,330..........$3,938.........$12,607..........$9,505

Average shares outstanding...............................................15,437,474......15,022,780......15,436,737......14,972,370

Net income/average
    shares outstanding .......................................................$0.09...........$0.26...........$0.82...........$0.63
                                                                    ================================================================

See accompanying notes to condensed consolidated financial statements.

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                                            Nine Months Ended
                                                                                                                June 30,
                                                                                                          1998            1997
                                                                                                      ------------------------------
OPERATING ACTIVITIES
  Net income................................................................................................$12,607..........$9,505
   (used) provided by operating activities:
    Depreciation and amortization.............................................................................4,313...........3,983
    Deferred income taxes.......................................................................................165.............800
    Provision for accounts receivable allowances...............................................................(132)............103
    Gain on sale of equipment....................................................................................--.............(51)
    Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable..............................................................10,849.........(11,344)
     (Increase) decrease in inventories.......................................................................3,250.........(16,094)
     (Increase) decrease in prepaid expenses and other assets..................................................(379)...........(263)
     (Decrease) increase in accounts payable................................................................(13,545)..........8,121
     (Decrease) increase in deferred revenue ...............................................................(11,639)..........3,296
     (Decrease) increase in accrued expenses and other liabilities...........................................(6,176)..........7,335
                                                                                                      --------------  --------------

       Cash (used) provided by operating activities............................................................(687)..........5,391

INVESTING ACTIVITIES
  Purchases of property, plant and equipment.................................................................(8,053).........(7,698)

FINANCING ACTIVITIES
  Proceeds from borrowings...................................................................................81,751..........64,050
  Principal payments on borrowings..........................................................................(75,228)........(59,943)
                                                                                                      --------------  --------------
                                                                                                              6,523           4,107
  Net proceeds from sale of common stock .......................................................................162.............513
                                                                                                      --------------  --------------

       Cash provided by financing activities..................................................................6,685...........4,620

  Increase (decrease) in cash and cash equivalents...........................................................(2,055)..........2,313
Cash and cash equivalents at beginning of period..............................................................2,886.............613
                                                                                                      --------------  --------------

Cash and cash equivalents at end of period.....................................................................$831..........$2,926
                                                                                                      ==============  ==============

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
       Interest..............................................................................................$1,257..........$1,681
       Income taxes..........................................................................................$5,824..........$2,352

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1997.

(2)      INVENTORIES

         The components of inventories consisted of the following:

                                               June 30,            September 30,
                                                 1998                   1997
                                                       (In thousands)

                  Finished goods                $40,297                 $41,188
                  Work-in-process                 2,405                   3,589
                  Raw materials                  12,685                  14,065
                  In-transit materials            5,792                   6,911
                  Storeroom parts                 5,007                   3,683
                                         --------------------------------------
                                                $66,186                 $69,436
                                         ======================================

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









(4)      EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where necessary, restated to conform to the Statement 128 requirements.

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

According to published industry reports, domestic drilling activity fell by 8% for the quarter ended June 30, 1998, as compared to the same quarter of the previous year. Natural gas drilling in the United States increased by 6% during the third quarter of fiscal 1998 as compared to the comparable period of fiscal 1997, and oil related drilling decreased by 28%. The Company believes that the oil drilling decrease was due to the 26% decrease in oil prices as compared to the quarter ended June 30, 1997. In conjunction with the declining oil prices, the trend in overall drilling continued downward, as drilling at the end of the quarter was 5% lower than the current quarter average.






The Company estimates that shipments of domestic OCTG decreased by 19.8% during the third quarter ended June 30, 1998 from the comparable prior year period. Import penetration of the domestic OCTG market increased to an estimated 20%
during  the  quarter as  compared  to 17%  during  the same  quarter  last year.
Domestic consumption of OCTG decreased by an estimated 2% during the same period. The domestic OCTG business was also impacted by an estimated 41% increase in exports during the quarter ended June 30, 1998, with exports accounting for an estimated 13% of domestic production during the quarter. Maverick's domestic energy related shipments during the third quarter decreased by 34.3% from the same quarter last year and its exports decreased 75.4% from the same quarter of the previous year as the Company's shipments to Canada fell due to a 31.4% reduction in the Canadian rig count. Industry inventory increases created 15.7% additional demand in the current quarter, which was substantially less than in the comparable quarter of 1997 when it created 31.9% additional demand. The Company believes that the reduced demand for its OCTG was primarily the result of continued lower levels of drilling associated with low oil prices and the uncertain outlook for near-term drilling activity.

Management estimates that the demand for the Company's structural tube (hollow structural sections or HSS) products increased by 11.1% in the third quarter of fiscal 1998, compared to the comparable quarter of last year. In addition, management estimates that the import level of HSS products rose in conjunction with demand, capturing a market share of 27.0%, as compared to the comparable quarter of last year when it's market share was 26.0%. Inventories of HSS held by distributors were stable during the quarter as compared to the same quarter last year. As a result of these market conditions, domestic shipments of HSS rose by an estimated 9.6%. The Company's shipments of industrial products rose by 19.0%, due to a 19.5% increase in HSS shipments and a 16.2% increase in standard pipe shipments.

The Company's pricing of OCTG increased 5.7% due to a favorable product mix. Line, structural and standard product pricing fell during the quarter by 6.0%, 1.2% and 5.8%, respectively due to pricing pressures from imports.

Steel costs, included in cost of goods sold, decreased during the third quarter of fiscal 1998 by $26 per ton, or 7.6%, as compared to the quarter ended June 30, 1997 and decreased by $6 per ton, or 1.8%, as compared to the quarter ended March 31, 1998. Effective April 1, 1998, the Company's major supplier of steel announced a $10 per ton price increase. Effective July 27, 1998, the Company's major suppliers of steel implemented a price decrease which will decrease the Company's current replacement cost by $25 per ton. Based upon current inventory levels, the Company estimates that a substantial portion of this cost decrease will not be reflected in cost of goods sold until the first quarter of fiscal 1999.








RESULTS OF OPERATIONS

Total net sales decreased $18.1 million, or 24.2%, during the third quarter and increased by $7.8 million, or 3.8%, for the nine months ended June 30, 1998 over comparable periods of the preceding fiscal year. Energy products sales fell sharply during the third quarter by $20.6 million, or 36.0%, and decreased $3.6 million or 2.3%, for the nine months ended June 30, 1998, while industrial products sales increased $2.5 million or 14.8%, for the third quarter and increased $11.4 million or 23.4%, for the nine months ended June 30, 1998 as compared with the comparable periods in the prior year. These results are primarily attributable to a decrease of 22.6%, from 120,130 tons to 92,983 tons, during the third quarter and an increase of 0.6%, from 336,226 tons to 338,310 tons for the nine months ended June 30, 1998 in the Company's total product shipments. Energy tons decreased 33,720 tons, or 39.4%, in the third quarter of 1998 as compared to the third quarter of 1997 and decreased 22,354 tons or 9.4%, in the first nine months of 1998 as compared to the first nine months of 1997. Shipments of industrial products increased 6,573 tons, or 19.0%, in the third quarter of 1998 as compared to the third quarter of 1997 and increased 24,438 tons, or 24.9%, in the first nine months of 1998 as compared to the first nine months of 1997. The sales and shipments of energy products during the third fiscal quarter of 1998 fell sharply because of the following factors: (i) oil drilling decreased by 28%, (ii) land drilling which creates the primary demand for the Company's products decreased more than offshore drilling and (iii) a 75.4% decrease in Maverick's export sales. The increase in sales and shipments of industrial products was positively impacted by the Company's strengthened position in the industrial products market.

Average net selling prices for energy products during the third quarter of fiscal 1998 and nine months ended June 30, 1998, as compared to the comparable periods of fiscal 1997, increased by 5.7% from an average of $670 per ton to $708 per ton and by 7.8% from an average of $659 per ton to $711 per ton, respectively. This improvement in selling prices is primarily due to a favorable change in the product mix toward more value added products. Average net selling price for industrial products during the third quarter of fiscal 1998 and nine months ended June 30, 1998, as compared to comparable periods of fiscal 1997, decreased 3.5% from an average of $501 per ton to $483 per ton and 1.2% from an average of $498 per ton to $492 per ton, respectively.

Cost of goods sold decreased $14.0 million or 21.5%, during the third quarter and increased $2.2 million or 1.2%, for the first nine months of fiscal 1998 over comparable periods of fiscal 1997. Energy products cost of goods sold decreased $16.6 million, or 33.4%, during the third quarter and $6.5 million or 4.7% for the nine months ended June 30, 1998. Industrial products cost of goods sold increased $2.6 million or 17.1%, during third quarter and $8.7 million or 19.9%, for the nine months ended June 30, 1998. The overall decrease for the quarter and the increase for the nine months ended June 30, 1998 was due primarily to the change in product shipments. The overall unit cost per ton of products sold increased 1.4% (from an average of $540 to $548) in the third quarter of fiscal 1998 and 0.6% (from an average of $540 to $543) in the first nine months of fiscal 1998 as compared to the comparable periods of fiscal 1997. This increase was primarily due to an increase in conversion cost per ton caused by a more value added mix of energy products. This increase in conversion costs was offset by a decrease in delivered steel costs during the fourth quarter of fiscal 1997 and first and second quarters of fiscal 1998 resulting in a decrease of the average prime steel cost of goods sold by $26 per ton over the third quarter of fiscal 1997 and $15 per ton over the nine months ended June 30, 1998. See "Overview."

Gross profit decreased $4.1 million or 42.1%, for the third quarter of fiscal 1998 and increased $5.6 million or 23.3%, for the first nine months of fiscal 1998 over comparable periods of fiscal 1997. Gross profit for energy products decreased $4.1 million, or 52.3%, for the third quarter of fiscal 1998 and increased $2.9 million, or 15.2%, for the first nine months of fiscal 1998, while industrial products gross profit remained relatively stable in the third quarter of fiscal 1998 and increased $2.7 million or 52.3%, for the first nine months of fiscal 1998. The gross profit as a percentage of net sales ("gross profit percentage") was 10.02% for the third quarter and 13.94% for first nine months of fiscal 1998 compared to 13.12% and 11.74% for comparable periods of fiscal 1997. Energy gross profit percentage decreased from 13.57% to 10.11% for the third quarter of fiscal 1998 and increased from 12.03% to 14.18% for the first nine months of fiscal 1998. Industrial products profit percentage decreased from 11.60% to 9.86% for the third quarter and increased from 10.79% to 13.31% for the first nine months of fiscal 1998. Energy and industrial products gross profit percentage in the third quarter and first nine months of fiscal 1998 benefited from decreased steel costs. Energy gross profit percentage was also impacted by improved selling prices offset by higher conversion costs; where, industrial products gross profit percentage was impacted by weakened selling prices and higher conversion costs. During the fourth quarter of 1998, the replacement cost of steel is expected to fall on average by $15 per ton due to previously announced steel price changes by the Company's principal supplier. It is expected that if the price decreases hold, the impact of these lower replacement costs on costs of goods sold will primarily be felt in the first fiscal quarter of 1999.

Selling, general and administrative expenses decreased by $236,000, or 6.7%, in the third fiscal quarter and increased by $90,000 or 1.0%, in the first nine months of fiscal 1998 over comparable periods of fiscal 1997. Selling, general and administrative expenses for the third quarter of fiscal 1998 were impacted by lower incentive compensation for selling and administrative employees. Selling, general and administrative expenses for the first nine months of fiscal 1998 were impacted by increased industrial products commissions, general wage increases granted as of the beginning of the 1998 fiscal year and small increases in personnel which offset the benefit of lower incentive compensation. Selling, general and administrative expenses as a percentage of net sales increased to 5.8% from 4.7% for the third fiscal quarter and decreased to 4.4% from 4.5% for the nine month period ended June 30, 1998.

Interest expense decreased $44,000 or 8.9%, in the third fiscal quarter and $217,000 or 14.6%, for the first nine months of fiscal 1998 compared to the comparable periods of fiscal 1997. The decreased interest expense is primarily due to a lower average outstanding debt balance during the quarter.





The provision for income taxes decreased $1.2 million or 67.9%, in the third quarter and increased $2.7 million or 70.5%, in the first nine months of fiscal 1998 as compared to the comparable periods of fiscal 1997. This increase is attributable to the higher level of pretax earnings generated by the Company in the first nine months of 1998 and also a higher effective tax rate as the
Company has fully realized the benefit of existing net operating loss carryforwards and alternative minimum tax credits during 1997.

As a result of the change in gross profit and the other factors discussed above, net income decreased $2.6 million in the third fiscal quarter and increased $3.1 million in the first nine months of fiscal 1998 from comparable periods of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 30, 1998 was $60.5 million, and the ratio of current assets to current liabilities was 3.0 to 1.0, as compared to September 30, 1997 when working capital was $45.0 million and the ratio of current assets to current liabilities was 1.7 to 1.0. The increase in working capital was principally due to a $19.7 million decrease in accounts payable and accrued liabilities and a $11.6 million decrease in deferred revenue, partially offset by a $2.1 million decrease in cash, a $10.8 million decrease in accounts receivable and a $3.3 million decrease in inventory. The decrease in accounts payable and accrued liabilities resulted from the payment of estimated taxes and a change in timing of steel purchases. Management believes that the decrease in deferred revenue is due to customers being cautious in their purchases for inventories during the recent environment of lower oil prices. The decrease in accounts receivable is due to a decrease in June 1998 sales as compared to September 1997 sales. Cash used in operating activities was $0.7 million for the nine months ended June 30, 1998. The primary source of cash was net income, exclusive of the impact of non-cash items (primarily depreciation and amortization) of $16.9 million.

During the nine months ended June 30, 1998, cash used in investing activities was $8.1 million, all of which was attributable to purchases of property, plant and equipment.

Cash provided by financing activities was $6.7 million. The Company's Revolving Credit Facility increased $7.0 million primarily to partially fund the increase in working capital. The Company's other long-term indebtedness including current maturities was reduced by approximately $513,000.

The Company's capital budget for fiscal 1998 is approximately $11.0 million of which $8.1 million was expended during the nine months ended June 30, 1998. The budgeted funds are being utilized principally to acquire new equipment for existing manufacturing facilities and to upgrade computer hardware and software. As of June 30, 1998, the Company had an additional $2.3 million committed for the purchase of equipment.

The Company expects that it will meet its ongoing working capital and capital expenditure requirements from a combination of cash flow from operations, which constitutes its primary source of liquidity, and available borrowings under its Revolving Credit Facility. The Revolving Credit Facility provides for maximum borrowings up to the lesser of the eligible borrowing base or $27.5 million, and bears interest at either the prevailing prime rate or an adjusted Eurodollar rate, plus an interest margin, depending upon certain financial measurements. The Revolving Credit Facility is secured by the Company's accounts receivable and inventories and will expire on May 31, 1999. As of June 30, 1998, the applicable interest rate was 6.78 percent per annum and the Company had $10.2 million in unused availability under the Revolving Credit Facility. As of June 30, 1998, the Company had $831,000 in cash and cash equivalents.

IMPACT OF YEAR 2000

The Company continually evaluates its information systems and is in the process of updating its older systems most of which utilize programs that recognize two digits for the year field rather than four. During this update process, the Company anticipates making the requisite Year 2000 changes in these older programs or replacing them so that the programs recognize the year 2000 and beyond. These changes are expected to be substantially completed by mid year 1999. The costs of these updates will be included in the Company's capital expenditure budget in the years which the applicable hardware and software will be purchased. Currently, the Company anticipates that there will be only an immaterial amount of these costs which will be expensed as incurred.

The Company currently believes that, in general, it will not have a material exposure to the Year 2000 issue, either operationally or financially, and that its plan to replace its hardware and software will address the Year 2000 issue on a timely basis.



                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



ITEM 2.   CHANGES IN THE RIGHTS OF THE COMPANY'S SHAREHOLDERS

         On July 24, 1998, the Company's Board of Directors approved a Shareholder Rights Plan. The Rights Plan is designed to ensure that the Company's shareholders would be treated fairly in any merger and to guard against partial tender offers for its stock or other abusive takeover tactics. The Rights Plan provides for the issuance of one stock purchase right for each outstanding share of the Company's common stock as of August 3, 1998. The Rights will become exercisable, only if a person acting without approval of the Company's Board of Directors should acquire beneficial ownership of 20% or more of the outstanding shares of the Company's common stock or announce an unsolicited tender offer for the stock. If exercisable, the rights would give all shareholders other than the 20% shareholder, the opportunity to buy substantial amounts of the Company's common stock under terms and conditions that would significantly dilute the twenty percent shareholder. Unless and until exercisable, the Rights will trade with and be inseparable from the Company's common stock and will be evidenced by the Company's existing common stock certificates.

ITEM 5.   OTHER INFORMATION

     On June 22, 1998, the Company announced the appointment of Barry R. Pearl as the Company's Vice President of Finance and Chief Financial Officer. Mr. Pearl was formerly the Vice President and Chief Financial Officer for Santa Fe Pacific Pipeline Partners, L.P. in Los Angeles, California, where he served in various capacities for 14 years. Prior to being named CFO for Santa Fe in January 1995, Mr. Pearl was Senior Vice President, Business Development and Planning and also Vice President of Operations.

         Unless otherwise required by law, under applicable regulations of the Securities and Exchange Commission, proxies solicited by the Company in connection with its 1999 annual meeting of shareholders shall confer upon the individuals named therein discretionary voting authority to vote on matters the Company did not receive notice of by October 28, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibit No.                                 Description

         10.1                          Employment Agreement with Barry R. Pearl

         11.1                          Computation of Earnings per Share

           27                          Financial Data Schedule

         99.1                          Risk Factors

(b) Reports on Form 8-K. In a report dated July 24, 1998, the Company reported the adoption of the Shareholder Rights Plan discussed in Item 2 above.






                                                       SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      Maverick Tube Corporation
                                                                   (Registrant)


Date:  August 10, 1998                                  /s/ Gregg Eisenberg
                                                       -------------------
                                                           Gregg Eisenberg
                                           President and Chief Executive Officer
                                                   (Principal Executive Officer)


Date:  August 10, 1998                                  /s/ Barry Pearl
                                                           ---------------
                                                           Barry Pearl
                                                       Chief Financial Officer
                                                   (Principal Financial Officer)