Form 10-K
period 1998-09-30
MAVERICK TUBE CORPORATION
filed 1998-12-11
CIK 869087

                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For The Fiscal Year Ended September 30, 1998
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the transition period from _____________ to ______________

COMMISSION FILE NUMBER                                                  1-10651

                           MAVERICK TUBE CORPORATION
              (Exact name of Registrant as specified in its charter)
       DELAWARE                                                       43-1455766
(State or Other Jurisdiction of                                 (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

  16401 Swingley Ridge Road, Seventh Floor
  Chesterfield, Missouri                                              63017-4800
(Address of principal executive offices)                              (Zip Code)
                              (314) 733-1600
             (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
                                        Common Stock, par value $.01 per share
                                        Preferred Share Purchase Rights

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

The  aggregate  market  value of the  15,301,072  shares of Common Stock held by non-affiliates of the Registrant as of December 10 was $______________ based upon the closing price as reported on the NASDAQ National Market on that date. As of December 10, 1998, the Registrant had 15,437,474 outstanding shares of Common Stock.
                     ----------------------------------

                     DOCUMENTS INCORPORATED BY REFERENCE

As provided herein, portions of the documents listed below are incorporated herein by reference:

Document                                                        Part - Form 10-K
Annual Report to Stockholders for the Fiscal
  Year Ended September 30, 1998                               Parts I, II and IV
Proxy Statement for the 1999 Annual Meeting of Stockholders             Part III


                  MAVERICK TUBE CORPORATION AND SUBSIDIARY

                                   INDEX

PART I.

Item 1.           BUSINESS

Item 2.           PROPERTIES

Item 3.           LEGAL PROCEEDINGS

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 4A.         EXECUTIVE OFFICERS OF THE REGISTRANT

PART II.

Item 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS

Item 6.           SELECTED FINANCIAL DATA

Item 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

Item 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Item 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURES

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

                                     PART I

ITEM 1

BUSINESS

General

Maverick Tube Corporation, together with its subsidiaries, Maverick Investment Corporation, Maverick Tube, L.P. and Maverick Tube International, Inc., ("Maverick" or the "Company") manufactures electric resistance welded ("ERW") pipe used in the energy industry for drilling and production applications ("oil country tubular goods" or "OCTG") and line pipe for surface handling and transportation of oil and natural gas. OCTG and line pipe products are produced through both the ERW and seamless processes, and ERW pipe is generally a lower priced, comparable quality alternative to seamless pipe in many applications. The Company believes it is one of the leading domestic producers of OCTG products.

The Company also manufactures structural tubing (shapes and rounds) and standard pipe. Structural tubing is an ERW product used predominately in construction, transportation, agriculture, material handling and recreational applications. Standard pipe, as in OCTG, is produced through both the ERW and seamless processes, with the significant majority of producers manufacturing ERW. Standard pipe is used in various industrial applications.

In fiscal 1999, the Company will begin the production of cold drawn mechanical tubing through its recently purchased production facility in Beaver Falls, Pennsylvania. This product will be included in the Company's industrial product segment.

For information with regard to total revenue, operating profit or loss and identifiable assets attributable to each of the energy and industrial product segments, see Note 10 to the Consolidated Financial Statements on page 27 of the Company's 1998 Annual Report to Stockholders ("Annual Report"), portions of which are filed as Exhibit 13, hereto.

Effective October 1, 1997, the operating assets and related liabilities of the Company's two operating divisions (i.e., its Texas division and its Arkansas Division), which constituted substantially all of the assets and liabilities of the Company, were contributed to Maverick Tube, L.P., a limited partnership (the "Operating Company"). Maverick Tube Corporation holds a five-percent equity interest in the Operating Company as the sole general partner thereof. Maverick Investment Corporation, a wholly-owned subsidiary of Maverick Tube Corporation, holds the ninety-five percent equity interest in the Operating Company as the sole limited partner thereof. This restructure was effected to more accurately reflect the manner in which the Company conducts its business. As a result of this restructure, Maverick now conducts substantially all of its operations through the Operating Company. The newly purchased production facility in Beaver Falls, Pennsylvania, is therefore held by the Operating Company.

The Energy Pipe Industry

OCTG products are used in drilling, completion and production applications in the energy industry. The domestic consumption of OCTG products depends on several factors, the most significant being the number of oil and natural gas wells being drilled. In addition, OCTG production tubing may be periodically replaced during the life of a producing well. OCTG consumption is satisfied by domestic production, imports and draw-downs of inventories owned by manufacturers, distributors and end users.

A significant factor affecting the market for production of OCTG products is the level of industry inventories maintained by manufacturers, distributors and end users. For calendar years 1996 and 1997, increasing industry inventory levels added 4.7% and 16.0%, respectively, to OCTG demand. For the nine months ended September 30, 1998, industry inventory levels were relatively flat. However, because of the prior build in industry inventories coupled with the declining rig count (down 24.4% from its fiscal 1997 level of 998 rigs to 754 at the end of fiscal 1998), the Company believes that inventory levels at September 30, 1998 resulted in a 30% increase in inventory per rig. This increase in inventory per rig has been reflected in the current 7.3 months of supply in inventory.

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

Carbon and alloy grades of OCTG products are available from both ERW and seamless producers. ERW pipe is produced by processing flat rolled steel into strips which are cold-formed, welded, heat-treated or seam-annealed and end-finished with threads and couplings. Seamless products are produced by individually heating and piercing solid steel billets into pipe and then end finishing such pipe into OCTG in a manner similar to ERW. The Company believes that the seamless manufacturing process involves higher costs than the ERW process and that, as a result, seamless products are generally priced higher than comparable ERW products.

Based on published industry statistics, ERW products, which did not have significant market penetration prior to the mid-1970's, now account for approximately forty-six percent of the tonnage of domestic OCTG products consumed annually. The Company believes ERW products have captured a significant majority of the carbon grade OCTG market, while seamless products retain a significant majority of the alloy grade OCTG market. The Company believes that further significant market penetration of ERW products will depend upon increased market acceptance of ERW products and technological advances in the types of raw materials and equipment utilized in the ERW manufacturing process.

Line pipe, which is principally used for surface transmission of oil, natural gas and other fluids, is produced principally by companies with capabilities to produce OCTG products and is produced in both ERW and seamless form. Line pipe markets are dependent not only on the factors which influence the OCTG market, but also on the level of pipe line construction activity, line pipe replacement requirements, new residential construction and utility purchasing programs. The Company shipped 21,097 tons of line pipe in fiscal 1998 as compared to 26,501 and 30,112 tons of line pipe in fiscal 1997 and 1996, respectively. The decreased sales by the Company of line pipe in fiscal 1997 were principally due to a shift in manufacturing capacity as it concentrated on the improving OCTG market. The decreased sales by the Company of line pipe in fiscal 1998 were due to competition from imported pipe.

Products

The Company produces both OCTG and line pipe products. Prior to 1994, OCTG products constituted approximately 90% of the Company's net sales. During fiscal 1996, the percentage decreased to 65% as the Company continued to grow its industrial products market share. During fiscal 1997, the percentage increased to 71.8% due to strong OCTG demand and increases by the Company in the number of products offered. During fiscal 1998, the percentage returned to 65.3% as the high demand in the energy market experienced during the first six months decreased significantly, while the industrial products market continued on a stable growth pattern.

OCTG products include production tubing, which is used to convey oil and natural gas to the surface of a well, production casing, which is used to line a newly completed well, and surface casing, which is used to protect water-bearing formations during the drilling of a well. Generally, deeper wells drilled to depths greater than 15,000 feet require products that presently cannot be made by the Company's ERW process. Line pipe products are used for surface production flow lines, gathering systems and pipeline transportation and distribution systems for oil, natural gas and other fluids. The Company's energy products meet API or other proprietary standards. The Company's proprietary OCTG and line pipe products are generally designed to be utilized in similar applications as products meeting API standards and are engineered to provide performance features comparable to products meeting API standards. The Company warrants its API casing and tubing to be free of defects in material or workmanship in accordance with applicable API specifications and warrants its proprietary grade products against defects in accordance with the Company's standards, which are disclosed to customers in connection with their purchase of such products. The Company has not incurred significant costs in connection with this warranty. The Company maintains insurance coverage against potential claims in an amount which it believes to be adequate.

The Company manufactures finished products in both carbon and alloy steel grades. Virtually all of the Company's products are fully completed or "end-finished" at the Company's facilities, in contrast to certain of the Company's competitors which do not end-finish their products or which end-finish their products at different locations, thus adding to their freight and handling costs. The end-finish process includes, as appropriate, upsetting, beveling, threading, pressure testing and the application of couplings. The Company's fully finished OCTG products are ready to be installed in oil or natural gas wells. By end-finishing its products, the Company is better able to control quality, cost and service to customers. Both of the Company's energy facilities provide heat-treatment capabilities necessary for the production of alloy grade pipe. The Company's alloy grade tubing and casing products accounted for 24%, 23% and 27% of net sales in fiscal 1998, 1997 and 1996, respectively.

Marketing

The Company sells its products primarily throughout the United States and Canada to numerous distributors, which resell the pipe to major and independent oil and natural gas production, gathering and pipeline companies. During the fiscal years ended September 30, 1998, 1997 and 1996, sales by the Company to Canadian customers constituted $17.9 million, $26.3 million and $12.9 million, respectively. Sales to other foreign customers in fiscal 1998, 1997 and 1996 made up an additional $900,000, $400,000 and $300,000, respectively. The Company's marketing philosophy emphasizes delivering competitively priced quality products and providing a high level of service to its customers. The Company maintains inventories of finished goods which are housed at both of its production facilities and at field locations close to areas of drilling activity which allows the Company to provide timely delivery of its products. As of September 30, 1998, 1997 and 1996, the Company's backlog orders (including bill and hold sales not yet shipped) were approximately $19.5 million, $62.7 million and $57.6 million, respectively. All of the backlog orders as of September 30, 1998 are expected to be filled in fiscal 1999. The Company's backlog orders as of any particular date may not be indicative of the Company's actual operating results for any fiscal period. There can be no assurance that the amount of backlog at any particular date will ultimately be realized.

In fiscal 1998, 1997 and 1996, one distributor, National Oilwell, Inc., accounted for 14%, 14% and 16% of the Company's net sales, respectively. In fiscal 1997, another distributor, Master Tubulars, Inc. accounted for 11% of the Company's net sales. The Company currently utilizes several distributors and believes that additional qualified distributors are available to assist the Company in meeting the end-users' needs. While the Company believes that it could replace any one distributor of its products, including National Oilwell, Inc. or Master Tubulars, Inc. with other qualified distributors, no assurance can be given that the loss of National Oilwell, Inc. or Master Tubulars, Inc. would not have an adverse effect on the Company's net sales or results of operations.

Raw Materials

All steel purchases are made at the Company's headquarters in order to optimize pricing, quality, availability and delivery of the Company's raw materials. The Company consumes approximately 2.5% of the total amount of hot rolled steel produced annually in the United States and believes it is generally considered to be a significant purchaser by its suppliers. The Company maintains favorable working relationships with its steel suppliers and believes that it is treated favorably with respect to volume allocations and deliveries. The Company presently purchases the majority of its steel from several domestic suppliers, with approximately 75% of consolidated purchases made from Nucor Corporation. During fiscal 1998, the Company began purchasing some of its raw materials from foreign suppliers due to their competitive pricing. To date, the Company has not experienced any significant disruption in its supply of raw materials.

Manufacturing

The Company manufactures OCTG and line pipe products at its facilities in Conroe, Texas and Hickman, Arkansas. The facilities are strategically located to serve the energy markets in the United States. The Company can currently produce at a consolidated maximum rate of approximately 669,000 tons of pipe per year with approximately 477,000 tons currently dedicated to energy production. The Company was operating its facilities at a capacity utilization of approximately 55% during fiscal 1998. Substantially all of the Company's energy products are finished on site for immediate drilling, production or line pipe applications.

In order to control its manufacturing costs, the Company attempts to maximize production yields from purchased steel and reduce unit labor costs. Purchased steel represents approximately 67% of the Company's cost of goods sold. Labor costs are controlled by automation of certain activities and by optimizing product throughput and scheduling. For fiscal 1998, direct and indirect labor costs accounted for approximately 10% of the cost of goods sold. The Company maintains an innovative compensation plan at both of its manufacturing
facilities,   whereby   employees   receive   quarterly   bonuses  for  superior
productivity and cost savings. In addition, some employees are eligible to receive annual profitability bonuses based upon the Company's consolidated earnings. The maximum achievable incentives and bonuses range from 15% to 75% of an employee's salary or wages.

During fiscal 1998, the Company spent $7.5 million on new capital equipment for its energy facilities. These capital expenditures are expected to result in manufacturing cost savings, quality improvements and expanding or maintaining production capabilities.

Competition

The market for OCTG and line pipe products is highly competitive. The Company believes that the principal competitive factors affecting its business are price, quality, delivery, availability and service. The Company believes it enjoys an excellent reputation for quality products and outstanding customer service. The Company competes with approximately nine domestic and numerous foreign producers of OCTG products, some of which have greater financial resources than the Company. The Company's more significant ERW pipe OCTG competitors are Lone Star Steel Co. and Newport Steel Co. and its more significant seamless pipe OCTG competitors include United States Steel Corporation, North Star Steel Co. and C F & I Limited Partnership. The Company also competes in the line pipe market against these same competitors, and with foreign producers of OCTG products, most of which are units of large foreign steel makers. During calendar years 1996, 1997 and the first nine months of 1998, domestic OCTG market penetration by imports was 11.8%, 22.5% and 18.6%, respectively, of tons consumed.

The Structural Tube and Standard Pipe Industry

Structural tubing products are used in construction, transportation, agriculture, material handling and recreational applications. The uses for structural tubing include handrails, building columns, walkway components, bridge frames, recreational vehicle frameworks, boat trailers, farm implement components, tillage equipment, storage rack systems, conveying systems support and exercise equipment. Demand for structural tubing is believed to be influenced primarily by the level of general economic activity in the United States. In addition, structural tubing is an attractive alternative to other structural steel forms, such as I-beams and H-beams, as tubing products offer strength and other product characteristics similar to beams, but with less steel content, resulting in lower costs to the end user in certain applications.

The Company believes that domestic consumption of structural tubing during calendar 1997, 1996 and 1995 was 1.7 million, 1.4 million and 1.5 million and tons, respectively. Based on published industry statistics, the Company believes that the types of structural tubing products it is capable of manufacturing account for more than 85% of the domestic tonnage of all types of domestic structural tubing products consumed.

Standard pipe products are used in industrial applications such as steam, water, air and gas lines, and plumbing and heating. Demand for standard pipe is believed to be influenced primarily by the level of general economic activity in the United States. In recent years, standard pipe has faced limited new competition from plastic pipe in certain applications.

The Company believes that domestic consumption of standard pipe during calendar 1997, 1996 and 1995 was 2.7 million, 2.6 million and 2.6 million tons, respectively. Based on published industry statistics, the Company believes that the types of standard products it is capable of manufacturing account for approximately 30% of the domestic tonnage of all types of domestic standard pipe products consumed annually.

Products

The Company is currently producing structural square and rectangular shaped tubing products on two tubing mills in its structural tube facility located in Hickman, Arkansas. The Company is also currently producing structural round tubing products and standard pipe at its two energy facilities in Conroe, Texas and Hickman, Arkansas. Because of the large number of applications for structural tubing and standard pipe, the number of different structural tubing and standard pipe products produced for the industrial market is considerably larger than that produced for the OCTG market. The Company produces square, rectangular and round structural tubing at its facilities in sizes ranging from one and one half to eight inch square (and the equivalent sizes in rectangular and round tubing) and in thicknesses from 0.120 to 0.500 inches. The annual capacity dedicated to industrial products is approximately 192,000 tons. The Company was operating at approximately 85% of capacity during 1998.

Marketing

The structural tubing and standard pipe markets are somewhat regional in nature, primarily because order sizes are smaller and lead time requirements are shorter than for OCTG products. The Company currently sells principally to distributors, but during fiscal 1998 and 1997 significantly increased its sales to large end-user customers. As in the case of OCTG products, the Company's marketing
strategy  emphasizes  delivering   competitively  priced  quality  products  and
providing a high level of service to its customers. As indicated above, the application of structural tubing and standard pipe products is diverse, and a short lead time is required for customer satisfaction. Consequently, the Company maintains inventory levels comparable to those for OCTG products (in terms of months supply), but such finished goods inventory will consist of a larger number of items than in the case of OCTG. The Company is utilizing several experienced agency firms in its sales efforts. As of September 30, 1998, the Company's backlog orders were approximately $5.5 million. All of the backlog orders as of September 30, 1998 are expected to be filled in fiscal 1999. The Company's backlog orders as of any particular date may not be indicative of the Company's actual operating results for any fiscal period. There can be no assurance that the amount of backlog at any given time ultimately will be realized.

Manufacturing

The manufacturing process for structural tubing and standard pipe products is similar to the process of manufacturing plain-end OCTG products. The machinery and equipment used for the manufacture of structural tubing products are similar to equipment used for the manufacture of OCTG products. Structural tubing and standard pipe is not, however, subject to the same degree of tolerances as are OCTG products, which results in lower production costs relating to testing and inspection than for OCTG products. Moreover, structural tubing does not require end finishing, flash elimination from the welding process or seam annealing. Because less finishing is required of structural tubing products as compared to OCTG, the average cost per ton to convert steel into structural tubing is significantly less than OCTG. Unlike OCTG products, all structural tubing products are ERW.

Consistent with its manufacturing strategy for OCTG production, the Company has become a low-cost, high-volume producer of quality structural tubing and standard pipe products. The Company believes that the application of its efficient manufacturing process developed for the production of OCTG products, the labor costs at its Arkansas facility and the strategic location of the facility provide a conversion cost advantage relative to the majority of existing structural tubing and standard pipe manufacturers.

During fiscal 1998, the Company spent approximately $722,000 on additional equipment needed for manufacturing.

Competition

Although a significant market for structural tubing is located within a 400 mile radius of the structural facility, no other major structural tubing facility is currently located within this area. Foreign competition, primarily from Canada, represent 24%, 26% and 29% of total domestic sales of structural tubing in calendar 1997, 1996 and 1995. The Company competes primarily against approximately seven domestic and numerous foreign producers of structural tubing. The Company's more significant structural tube competitors are Leavitt Tube Company, Inc., Welded Tube Corporation of America, Copperweld, Bull Moose Tube Corporation and Ex-L-Tube, Inc.

A significant market for standard pipe also exists. Foreign competition has had a large presence in the standard pipe market. Foreign competition represented approximately 24%, 25% and 29% of total domestic sales of standard pipe in calendar 1997, 1996 and 1995. The Company's more significant domestic competitors are Wheatland Tube Company, Armco, Inc. Sawhill Tubular Division, Laclede Steel Company and IPSCO Tubulars, Inc.

The Cold Drawn Mechanical Tubing Industry

In fiscal 1998, the Company acquired assets that will be used in the production of cold drawn tubular products at a production facility in Beaver Falls, Pennsylvania from PMAC, Ltd. for $11.5 million. This facility is expected to begin production during the first six months of fiscal 1999.

Products

The drawn tubing market is comprised of mechanical or pressure tubing utilized for applications that require closer tolerances and/or a better surface finish than ordinary ERW or seamless tubing. Drawn tubing applications include hydraulic, pneumatic and gas cylinder stock, power takeoff and auger shafts, electric motor housings, conveyor rollers and axles. There are also some oilfield applications such as mud pumps, precision pumps, perforating gun tubes, subsurface pump shells and coupling stock and some consumer applications such as motorcycle forks, exercise equipment, office furniture, playground equipment, bicycles and boat trailers.

Marketing

The drawn tubing market is driven primarily by the economy. Other factors include grain prices and infrastructure construction due to the large quantity of drawn mechanical tubing consumed in cylinder manufacturing. The market size is currently about 600,000 tons per year with ERW accounting for 450,000 tons and seamless accounting for 150,000. Imports typically satisfy less than 10% of consumption. The five year historic growth rate for the market is 5.7%.

The market is basically broken down into three segments based upon outside diameter and wall of the tube. Group 1 is outside diameter through 4", wall thicknesses through .134", Group 2 is outside diameter from through 7 1/2", wall thicknesses through .320" and Group 3 is the outside diameter above 7 1/2", all wall thicknesses. Maverick's current business plan for the facility will be concentrated on the Group 2 and Group 3 market segments.

Manufacturing

Drawn Tubing starts with either a plain end ERW or seamless tube. Approximately 80% of the drawn tubing facility's raw material requirements can be produced by any of Maverick's three other production facilities. The remainder will be purchased from outside sources and will include both smaller (less than 1 9/10") and larger diameter pipe (greater than 10") and seamless pipe. The source tube is then pulled through a die and over a mandrel to create precise outside diameter, inside diameter or wall tolerance and to create a smoother finish.

The Company anticipates having approximately 100,000 tons of drawing capacity.

Competition

A significant market for drawn tubing is located within a 500 mile radius of the Pennsylvania facility. The Company anticipates that its competitors in this market will be Alliance Midwest, Copperweld, Lone Star Steel, LTV, Metal Matic, Pacific Tube, Plymouth Tube, Pittsburgh Tube, Vision Metals and Webco.

Employees

As of September 30, 1998, the Company had approximately 806 employees, of whom approximately 25% were salaried and approximately 75% were employed on an hourly basis. None of the Company's employees are represented by a union. The Company considers its employee relations to be excellent.

ITEM 2

PROPERTIES

The Company leases approximately 40,000 square feet of office space in Chesterfield, Missouri, for its executive offices pursuant to a lease which expires in 2008. The Company owns a 21,000 square foot office facility located on a 14-acre site in Union, Missouri that is leased to an unaffiliated third party. The Company's 160-acre site in Hickman, Arkansas includes two buildings with approximately 315,000 square foot of OCTG manufacturing and storage space, utilizing 55 acres. The 275,000 square foot structural tube manufacturing plant is located adjacent to the existing OCTG facility. Approximately 120,000 square feet of this facility is utilized for manufacturing with the remainder used for inventory and material storage and shipping. Approximately 80 acres remain in Hickman, Arkansas for future expansion. Both facilities are leased with purchase options exercisable on the expiration dates of the leases. The expiration dates are August 1, 2007 for the OCTG facility and February 1, 2004 for the structural tube facility. The Company also owns 117 acres and a 244,000 square foot manufacturing facility located in Conroe, Texas. Of the 117 acres, approximately 30 acres are used for manufacturing and storage and 60 acres are available for future expansion. The Company leases a 21 acre site and a 370,000 square foot manufacturing facility in Beaver Falls, Pennsylvania, to be utilized the production of cold drawn mechanical tubing at this site during early fiscal
1999. Each manufacturing facility operated by the Company is served by truck, has its own rail spur and is within proximity of barge facilities.

The Company believes the facilities are in good condition, are adequately insured and are suitable for its planned level of operations.

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

The Company is subject to federal, state and local environmental laws and regulations concerning, among other things, wastewater disposal and air emissions. The Company believes it is currently in compliance with all applicable environmental regulations.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of fiscal 1998 covered by this Report to a vote of the Company's security holders through the solicitation of proxies or otherwise.

ITEM 4A

EXECUTIVE OFFICERS OF THE REGISTRANT


Name                       Age     Title


Gregg M. Eisenberg         48      Chairman of the Board, President and
                                    Chief Executive Officer
Barry R. Pearl             49      Vice President - Finance and Administration,
                                    Treasurer, Secretary and Chief Financial
                                    Officer
Sudhakar Kanthamneni       51      Vice President - Manufacturing and Technology
T. Scott Evans             51      Vice President - Commercial Operations

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

Mr. Pearl has served as Vice President - Finance and Administration, Treasurer, Secretary and Chief Financial Officer since June 1998. He was formerly the Senior Vice President and Chief Financial Officer for Santa Fe Pacific Pipeline Partners, L.P. in Orange, California from January, 1995 until March, 1998. Prior to being named Chief Financial Officer, he was Senior Vice President, Business Development.

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

Mr. Evans has served as Vice President - Commercial Operations of the Company since September 1992.

                                     PART II

ITEM 5

MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information regarding Maverick's Common Stock included on page 32 of Maverick's Annual Report under the captions "Market for the Company's Common Equity" and "Related Stockholder Matters" is incorporated herein by this reference.

ITEM 6

SELECTED FINANCIAL DATA

Selected Financial Data included on page 31 of the Annual Report is incorporated herein by this reference.

ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations included on pages 16 through 20 of the Annual Report is incorporated herein by this reference.

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET  RISK

Not applicable.

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, the notes thereto and the Report of Ernst & Young LLP included on pages 21 through 30 of the Annual Report are incorporated herein by this reference.

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated herein by reference from the Registrant's proxy statement which is being filed with the Securities and Exchange Commission within 120 days of the end of the Registrant's most recent fiscal year. See also Part I, Item 4A hereof.

ITEM 11

EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the Registrant's proxy statement which is being filed with the Securities and Exchange Commission within 120 days of the end of the Registrant's most recent fiscal year. But excluding the information contained therein under the headings "Compensation Committee Report" and "Stock Performance."

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

                                     PART IV
ITEM 14

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.       1.   Financial Statements
              The following  consolidated  financial statements of Maverick Tube
              Corporation and Subsidiaries, included in the Annual Report of the Registrant to its shareholders for the year ended September 30, 1998, are incorporated herein by reference in Item 8:
                  Report of Independent Auditors.
                  Consolidated Balance Sheets as of September 30, 1998 and 1997. Consolidated Statements of Operations for the years ended
                   September 30, 1998, 1997 and 1996.
                  Consolidated Statements of Stockholders' Equity for the years ended September 30, 1998, 1997 and 1996.
                  Consolidated Statements of Cash Flows for the years ended
                   September 30, 1998, 1997 and 1996.
                  Notes to Consolidated Financial Statements as of
                   September 30, 1998.

         2.   Financial Statement Schedule
               The following consolidated financial statement schedule of Maverick Tube Corporation and Subsidiaries is included with the Annual Report on Form 10-K:

               Schedule II Valuation and qualifying accounts for the years ended September 30, 1998, 1997 and 1996.

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

             Maverick Tube  Corporation  Amended and Restated 1990 Stock Option
               Plan
             Maverick Tube  Corporation  Savings for Retirement  Plan as revised on January 1, 1993
             The Amended Maverick Tube  Corporation  1994 Stock Option Plan
             The Amended Maverick Tube Corporation Director Stock Option Plan Form of Deferred Compensation Agreement with Certain Executive
               Officers
             Employment Agreement  with Barry R. Pearl
             Form of Severance  Agreement  with Executive Officers

b.  Reports on 8-K:

          Two Form 8-K's were filed during the fourth quarter of the Registrant's fiscal year ended September 30, 1998. The Form 8-K filed on July 28, 1998 pertained to the adoption by the Company of the
          Shareholder Rights Plan. The Form 8-K filed on August 27, 1998 pertained to the acquisition by the Company of its cold drawn production facility in Beaver Falls, Pennsylvania.

                    Maverick Tube Corporation and Subsidiary

                 Schedule II - Valuation and Qualifying Accounts
                                 (In thousands)

                                                                Additions
                                                       -----------------------------
                                           Balance at    Charged to     Charged
                                           beginning      cost and      to other     Deductions     Balance at
Classification                              of year       expenses      accounts      describe     end of year
-----------------------------------------------------------------------------------------------------------------


Year ended September 30, 1996: Deducted from asset accounts:
     Accounts receivable allowances           $  306        $ 339      $  --          $   125  (2)   $   629
     Valuation allowance for deferred
       taxes                                  $2,737        $  --      $  --          $(1,590) (1)   $ 1,147

Year ended September 30, 1997: Deducted from asset accounts:
     Accounts receivable allowances           $  629        $  44      $  --          $   285  (2)   $   388
     Valuation allowance for deferred
       taxes                                  $1,147        $  --      $  --          $(1,147) (1)   $    --

Year ended September 30, 1998: Deducted from asset accounts:

     Accounts receivable allowances           $  388        $   3      $  --          $    --        $   391



(1) Resulted from the utilization of net operating and alternative minimum loss carryforwards and re-evaluation of remaining deferred tax assets.

(2)      Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on December 11, 1998.

                                          Maverick Tube Corporation
                                                 (registrant)


December 11, 1998                           /s/ Gregg M. Eisenberg
                                            ----------------------
                                        Gregg M. Eisenberg, Chairman,  President
                                            and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Company by the following persons in the capacities on the dates indicated.


December 11, 1998                              /s/ Gregg M. Eisenberg
                                                   ----------------------
                                         Gregg M. Eisenberg, Chairman, President
                                        and Chief Executive Officer and Director

December 11, 1998                            /s/ Barry R. Pearl
                                                 ------------------
                                          Barry R. Pearl, Vice President Finance
                                        and Administration (Principal Financial
                                                and Accounting Officer)


December 11, 1998                            /s/ William E. Macaulay
                                                 -----------------------
                                           William E. Macaulay, Director



December 11, 1998                            /s/ John M. Fox
                                                 ---------------
                                           John M. Fox, Director


December 11, 1998                            /s/ C. Robert Bunch
                                                 -------------------
                                           C. Robert Bunch, Director


December 11, 1998                            /s/ C. Adams Moore
                                                 ------------------
                                           C. Adams Moore, Director


December 11, 1998                            /s/ David H. Kennedy
                                                 --------------------
                                           David H. Kennedy, Director


December 11, 1998                            /s/ Wayne P. Mang
                                                 ------------------
                                           Wayne P. Mang, Director

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

 3.2 Amended and Restated Bylaws of the Registrant as amended, filed herewith.

 4.1  Shareholder Rights Agreement dated as of July 24, 1998 between the  N/A
      Registrant and Harris Trust and Savings Bank as Rights Agent incorporated herein by reference to Exhibit 1 of the Registrant's
      Form 8-A filed on August 5, 1998.

 4.2 Form of Stock Certificate for Common Stock, incorporated herein by N/A reference to Exhibit 4.1 to the 1991 Registration Statement.

10.1  Lease and Agreement dated July 24, 1992, by and between the         N/A
      Registrant and  the  Arkansas   Development   Finance  Authority
      (the   "Authority"), incorporated herein by reference to
      Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for
      the fiscal year ended September 30, 1992.

10.2  Maverick Tube  Corporation  Amended and Restated 1990 Stock Option  N/A
      Plan, incorporated herein by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended
      September 30, 1991.

10.3  Maverick Tube Corporation Savings for Retirement Plan effective on  N/A
      February 15, 1988, as amended, incorporated herein by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1993

10.4  Lease Agreement dated as of March 1, 1994, between the Authority,   N/A
      as lessor, and the Registrant as lessee, related to the
      Registrant's Arkansas Structural Facility, incorporated herein by reference to Exhibit 10.14 to the Registrant's Registration Statement
      on Form S-2, file No 33-80096.

10.5  First Supplemental Trust Indenture to Lease Agreement  between the  N/A
      Authority, as lessor and the Registrant, as lessee relating to the Registrant's Arkansas Structural Facility, dated July 1, 1994, incorporated by reference to Exhibit 10.1 to the Registant's
      Quarterly Report on Form 10-Q for the period ended June 30, 1994.

10.6  Supplement to the Second Term Loan  Agreement  dated  December 15,  N/A
      1994 incorporated herein by reference to Exhibit 10.16 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (the "1994 Form 10-K").

10.7 The Maverick Tube Corporation 1994 Stock Option Plan, incorporated N/A herein by reference to Exhibit 10.17 of the 1994 Form 10-K.

10.8  The Maverick Tube Corporation Director Stock Option Plan,           N/A
      incorporated herein by reference to Exhibit 10.18 of the 1994
      Form 10-K.

10.9  Form of Deferred Compensation Agreement between the Registrant and  N/A
      Messrs. Gregg M. Eisenberg, T. Scott Evans and Sudhakar Kanthamneni
      Dated October 1, 1995, incorporated herein by reference to
      Exhibit 10.22 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (the "1996 Form 10-K").

10.10 Amendment #1 to The Maverick Tube Corporation's Director Stock      N/A
      Option Plan, incorporated herein by reference to Exhibit 10.24 of the 1996 Form 10-K.

10.11 Amendment #1 to The Maverick Tube Corporation's 1994 Stock Option   N/A
      Plan, incorporated herein by reference to Exhibit 10.21 of the
      Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

10.12 Employment Agreement of Barry R. Pearl, incorporated herein by      N/A
      reference to Exhibit 10 of the Registrant's Quarterly Report on
      Form 10-Q for the period ended June 30, 1998.

10.13 Agreement of Limited Partnership between the Registrant, Maverick
      Investment Corporation and Maverick Tube L.P., filed herewith

10.14 Secured Credit Agreement ("Secured Credit Agreement") dated
      September 18, 1998, by and among the Registrant, Harris Trust and Savings Bank ("Harris Trust") and Mercantile Bank of St. Louis,
      N.A. ("Mercantile Bank"), filed herewith.

10.15 Note  Receivable dated December 10, 1998, by and among  the
      Registrant, and Barry R. Pearl, Chief Financial Officer, filed herewith.

10.16 Form of Severance Agreement dated December 10, 1998, by and among the Registrant and Gregg M. Eisenberg, Barry R. Pearl,
      Sudhakar Kanthamneni and T. Scott Evans, filed herewith.

10.17 First  Amendment to Secured Credit Agreement dated as of
      December 10, 1998, filed herewith.

13 Portions of Registrant's 1998 Annual Report to Shareholders, which are incorporated by reference herein.

21    Subsidiaries of the Registrant.

23.1  Consent of Ernst & Young LLP, independent auditors.

27.1  Financial Data Schedule.

99.1  Risk Factors.