Form 10-K/A
period 1998-09-30
MAVERICK TUBE CORPORATION
filed 1998-12-16
CIK 869087

                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

                                    FORM 10-K/A
                                (Amendment No. 1)

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


The aggregate market value of the 15,301,072 shares of Common Stock held by non-affiliates of the Registrant as of December 10 was $85,119,864 based upon the closing price as reported on the NASDAQ National Market on that date. As of December 10, 1998, the Registrant had 15,437,474 outstanding shares of Common Stock.
                     ----------------------------------


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

b.  Reports on 8-K:


          Two Form 8-K's were filed during the fourth quarter of the Registrant's fiscal year ended September 30, 1998. The Form 8-K filed on July 28, 1998 pertained to the adoption by the Company of the Shareholder Rights Plan. The Form 8-K filed on September 3, 1998 pertained to the acquisition by the Company of its cold drawn production facility in Beaver Falls, Pennsylvania.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on December 16, 1998.

                                          Maverick Tube Corporation
                                                 (registrant)


December 16, 1998                           /s/ Gregg M. Eisenberg
                                            ----------------------
                                        Gregg M. Eisenberg, Chairman,  President
                                            and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the Company by the following persons in the capacities on the dates indicated.


December 16, 1998                              /s/ Gregg M. Eisenberg
                                                   ----------------------
                                         Gregg M. Eisenberg, Chairman, President
                                        and Chief Executive Officer and Director

December 16, 1998                            /s/ Barry R. Pearl
                                                 ------------------
                                          Barry R. Pearl, Vice President Finance
                                        and Administration (Principal Financial
                                                and Accounting Officer)


December 16, 1998                            /s/ William E. Macaulay
                                                 -----------------------
                                           William E. Macaulay, Director



December 16, 1998                            /s/ John M. Fox
                                                 ---------------
                                           John M. Fox, Director


December 16, 1998                            /s/ C. Robert Bunch
                                                 -------------------
                                           C. Robert Bunch, Director


December __, 1998
                                                 ------------------
                                           C. Adams Moore, Director


December __, 1998
                                                 --------------------
                                           David H. Kennedy, Director


December __, 1998
                                                 ------------------
                                           Wayne P. Mang, Director

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

 3.2 Amended and Restated Bylaws of the Registrant as amended, filed herewith. <F1>

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


10.2 Maverick Tube Corporation Amended and Restated 1990 Stock Option N/A Plan, incorporated herein by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1991.

10.3 Maverick Tube Corporation Savings for Retirement Plan effective on N/A February 15, 1988, as amended, incorporated herein by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

10.4  Lease Agreement dated as of March 1, 1994, between the Authority,   N/A
      as lessor, and the Registrant as lessee, related to the Registrant's Arkansas Structural Facility, incorporated herein by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-2, File No 33-80096.

10.5 First Supplemental Trust Indenture to Lease Agreement between the N/A Authority, as lessor and the Registrant, as lessee relating to the Registrant's Arkansas Structural Facility dated July 1, 1994, incorporated herein by reference to Exhibit 10.1 to the Registant's Quarterly Report on Form 10-Q for the period ended June 30, 1994.

10.6 Supplement to the Second Term Loan Agreement dated December 15, N/A 1994, incorporated herein by reference to Exhibit 10.16 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (the "1994 Form 10-K").

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

10.13 Agreement of Limited Partnership between the Registrant, Maverick Investment Corporation and Maverick Tube L.P., filed herewith. <F1>

10.14 Secured Credit Agreement ("Secured Credit Agreement") dated
      September 18, 1998, by and among the Registrant, Harris Trust and Savings Bank ("Harris Trust") and Mercantile Bank of St. Louis, N.A. ("Mercantile Bank"), filed herewith. <F1>

10.15 Note  Receivable dated December 10, 1998, by and among  the
      Registrant, and Barry R. Pearl, Chief Financial Officer, filed herewith. <F1>

10.16 Form of Severance Agreement dated December 10, 1998, by and among the Registrant and Gregg M. Eisenberg, Barry R. Pearl, Sudhakar Kanthamneni and T. Scott Evans, filed herewith. <F1>

10.17 First  Amendment to Secured Credit Agreement dated as of
      December 10, 1998, filed herewith. <F1>

13 Portions of Registrant's 1998 Annual Report to Shareholders, which are incorporated by reference herein.<F1>

21    Subsidiaries of the Registrant. <F1>

23.1  Consent of Ernst & Young LLP, independent auditors. <F1>

27.1  Financial Data Schedule. <F1>

99.1  Risk Factors. <F1>

<F1> Previously filed on Maverick's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.