Form 10-Q
period 1998-12-31
MAVERICK TUBE CORPORATION
filed 1999-02-12
CIK 869087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998
                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value -- 15,437,474 shares as of February 12, 1999

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES


                                      INDEX

PART I.    FINANCIAL INFORMATION                                        PAGE NO.

Item 1.    Financial statements (Unaudited)

           Condensed Consolidated Balance Sheets -- December 31, 1998
           and September 30, 1998                                             3

           Condensed Consolidated Statements of Operations -- Three
           month periods ended December 31, 1998 and 1997                     4

           Condensed Consolidated Statements of Cash Flows -- Three
           month periods ended December 31, 1998 and 1997                     5

           Notes to Condensed Consolidated Financial Statements               6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          8

Item 3.    Quantitative and Qualitative Disclosures About Market
           Risk -- Not Applicable

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                  14

SIGNATURES                                                                   15

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                       December 31,      September 30,
                                                                                          1998                1998
                                                                                      (Unaudited)            (Note)
                                                                                    -----------------   -----------------

ASSETS
CURRENT ASSETS
    Cash and cash equivalents...................................................................$873................$748
    Accounts receivable, less allowances of $636 and
      $391 on December 31 and September 30, 1998,
      respectively............................................................................12,655..............15,515
    Inventories (see Note 2)..................................................................50,431..............61,685
    Deferred income taxes......................................................................1,827...............1,827
    Income taxes refundable....................................................................1,790...............5,078
    Prepaid expenses and other current assets..................................................1,366...............1,200
                                                                                    -----------------   -----------------

        Total current assets..................................................................68,942..............86,053

PROPERTY, PLANT, AND EQUIPMENT
    Less accumulated depreciation (December 31, 1998 -
      $33,536; September 30, 1998 - $31,893)..................................................71,154..............69,879

OTHER ASSETS...................................................................................1,238.................953
                                                                                    -----------------   -----------------
TOTAL ASSETS................................................................................$141,334............$156,885
                                                                                    =================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable.........................................................................$11,260.............$12,301
    Accrued expenses and other liabilities.....................................................5,814...............9,153
    Deferred revenue ..........................................................................2,363...............3,584
    Current maturities of long-term debt.........................................................667.................653
                                                                                    -----------------   -----------------

        Total current liabilities.............................................................20,104..............25,691

LONG-TERM DEBT, less current maturities........................................................8,026...............8,226

REVOLVING CREDIT FACILITY ....................................................................20,000..............27,400

DEFERRED INCOME TAXES .........................................................................5,505...............5,505

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value;
        5,000,000 shares authorized..............................................................--..................--
    Common stock, $.01 par value;
        20,000,000 authorized shares,
        15,437,474 shares issued and outstanding.................................................154.................154
    Additional paid-in capital................................................................44,216..............44,216
    Retained earnings.........................................................................43,329..............45,693
                                                                                    -----------------   -----------------

        Total stockholders' equity............................................................87,699..............90,063
                                                                                    -----------------   -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................................................$141,334............$156,885

                                                                                    =================   =================

 .........................................................................................................................
Note:  The condensed  consolidated balance sheet at September 30, 1998, has been derived from the audited consolidated financial statements at that date.
 .........................................................................................................................

See accompanying notes to condensed consolidated financial statements.

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                            Three months ended
                                                                      December 31
                                                                   -------------------------------------
                                                                         1998               1997

NET SALES....................................................................$41,388............$86,479

COSTS and EXPENSES
     Cost of goods sold.......................................................40,643.............72,705
     Selling, general and administrative.......................................3,420..............3,196
     Start-up costs..............................................................719.................--

                                                                   -------------------------------------
     Income (loss) from operations ...........................................(3,394)............10,578.

OTHER INCOME (EXPENSE)
     Interest expense...........................................................(335)..............(442)
     Other income ................................................................36.................50
                                                                   -------------------------------------

     Income (loss) before income taxes........................................(3,693)............10,186

(BENEFIT FROM) PROVISION FOR INCOME TAXES.....................................(1,329).............3,616
                                                                   -------------------------------------

NET INCOME (LOSS)............................................................($2,364)............$6,570
                                                                   =====================================


AVERAGE SHARES                                                            15,437,474         15,435,302

     BASIC EARNINGS (LOSS) PER SHARE                                          ($0.15)             $0.43
                                                                   =====================================

     DILUTED EARNINGS (LOSS) PER SHARE                                        ($0.15)             $0.42
                                                                   =====================================

See accompanying notes to condensed consolidated financial statements.

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                                          Three Months Ended
                                                                                                             December 31,
                                                                                                         1998            1997
                                                                                                     ------------------------------

OPERATING ACTIVITIES
  Net income (loss).....................................................................................($2,364).........$6,570
  Adjustments to reconcile net income (loss) to net cash provided
   (used) by operating activities:
    Depreciation and amortization.........................................................................1,659...........1,408
    Provision for accounts receivable allowances............................................................245.............(33)
    Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable...........................................................2,615...........3,036
     (Increase) decrease in inventories..................................................................11,254.............926
     (Increase) decrease in prepaid expenses and other assets..............................................(466)...........(220)
     (Decrease)  increase in accounts payable............................................................(1,041).........(3,278)
     (Decrease) increase in deferred revenue ............................................................(1,221).........(6,771)
     (Decrease) increase in accrued expenses and other liabilities..........................................(51).........(3,235)
                                                                                                  --------------  --------------

       Cash provided (used) by operating activities......................................................10,630..........(1,597)

INVESTING ACTIVITIES
  Purchases of property, plant and equipment.............................................................(2,919).........(2,893)

FINANCING ACTIVITIES
  Proceeds from borrowings...............................................................................12,050..........34,000
  Principal payments on borrowings......................................................................(19,636)........(32,123)
                                                                                                  --------------  --------------
                                                                                                         (7,586)          1,877
  Net proceeds from sale of common stock ....................................................................--.............161
                                                                                                  --------------  --------------

       Cash provided (used) by financing activities......................................................(7,586)..........2,038

  Increase (decrease) in cash and cash equivalents..........................................................125..........(2,452)
Cash and cash equivalents at beginning of period............................................................748...........2,886
                                                                                                  --------------  --------------

Cash and cash equivalents at end of period.................................................................$873............$434
                                                                                                  ==============  ==============

Supplemental  disclosures of cash flow information:  Cash paid (received) during the period for:
       Interest............................................................................................$304............$471
       Income taxes.....................................................................................($4,847)...........$465

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

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1998, are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1998.


(2)      INVENTORIES

         The components of inventories consisted of the following:

                                          December 31,            September 30,
                                                  1998                     1998
                                                       (In thousands)

                  Finished goods           $28,049                     $34,674
                  Work-in-process            1,927                       2,868
                  Raw materials             10,979                      12,042
                  In-transit materials       4,400                       7,003
                  Storeroom parts            5,076                       5,098
                                           $50,431                     $61,685

         Inventories are principally valued at the lower of average cost or market.

         Gross profit for the quarter ended December 31, 1998 includes a $707,000 charge to earnings for the reduction in carrying value of finished goods inventory, primarily related to a decline in the selling prices of the Company's energy products.

(3)      START-UP COSTS

         During September 1998, the Company acquired assets to be used in the production of cold drawn-tubular products at a production facility in Beaver Falls, Pennsylvania. The Company incurred costs of $719,000 in the first quarter of fiscal 1999 related to the commencement of operations at this facility. These costs are comprised primarily of salary and related costs for the production, sales and administrative personnel prior to the fully integrated peration of the facility.


(4)      EARNINGS (LOSS) PER SHARE

         Dilutive earnings per share was computed in accordance with SFAS No. 128, "Earnings per Share" based upon net income or loss and the weighted average number of shares of common stock including the net effect of stock options. The reconciliation for diluted earnings per share for the quarter ended December 31, 1998 and 1997 is as follows:

                                  December 31,
                                    1998 1997

         Average shares outstanding
         utilized in the computation of
         basic earnings per share           15,437,474               15,435,302

         Dilutive effect of outstanding
         stock options                               0                  190,804

         Average share utilized in
         the computation of diluted
         earnings per share                 15,437,474               15,626,106

MAVERICK TUBE CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding matters that are not historical facts (including statements as to the beliefs or expectations of the Company) are forward-looking statements. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For example, uncertainty continues to exist as to future levels and volatility of oil and gas price expectations and their effect on drilling levels and demand for the Company's energy-related products, the future impact of industry-wide draw-downs of inventories and future import levels. Uncertainty also exists as to the trend and direction of both product pricing and purchased steel costs. Reference is made to the "Risk Factors" discussed in Exhibit 99.1 of Maverick's Form 10-K for its fiscal year ended September 30, 1998.

OVERVIEW

The Company's products consist of electrical resistance welded ("ERW") tubular products sold primarily into energy and industrial applications in North America. The Company's energy segment includes Oil Country Tubular Goods (OCTG) and line pipe which are sold primarily to distributors that supply end users in the energy industry. The Company's industrial products segment consists of structural tubing and standard pipe which are sold primarily to service centers that supply end users in construction, transportation, agriculture and other industries. Also, during the second quarter of fiscal 1999, the Company expects to begin the production of cold drawn mechanical tubing, which will be included in the industrial products segment.

Demand for the Company's energy related products depends primarily upon the number of oil and natural gas wells being drilled in the United States and Canada, the depth and drilling conditions of these wells and the number of well completions, which are in turn primarily dependent on oil and natural gas prices. Domestic consumption of OCTG is supplied by domestic and foreign pipe products. Given the numerous applications for the Company's industrial products, sources of demand for such products are diversified. Such demand generally depends on the general level of economic activity in the construction, transportation, agricultural, material handling and recreational segments, the use of structural tubing as a substitute for other structural steel forms, such as I-beams and H-beams, and draw-downs of existing customer inventories.

According to published industry reports, domestic drilling activity fell by 31% for the quarter ended December 31, 1998, as compared to the same quarter of the previous year. Natural gas drilling in the United States decreased by 19% during the first quarter of fiscal 1999 as compared to the comparable period of fiscal 1998, and oil related drilling decreased by 49%. The Company believes that gas and oil drilling decreased due to gas and oil price decreases of 33% and 36%, respectively, as compared to the quarter ended December 31, 1997. The trend in overall drilling continued downward, as drilling at the end of the first quarter of fiscal 1998 was 35% lower than the comparable period of the prior year and 6% lower than the average drilling level for the quarter.

Shipments of domestic OCTG decreased by 70% during the first quarter ended December 31, 1998 from the comparable period of the prior year. Import pene-tration of the domestic OCTG market increased to an estimated 21% during the quarter as compared to 19% during the same quarter last year. Domestic consump-tion of OCTG decreased 25% during the same period. The domestic OCTG business was also impacted by an estimated 50% decrease in exports during the quarter, with exports accounting for an estimated 23% of domestic production during the quarter. Maverick's energy related shipments during the first quarter decreased by 58% from the same quarter last year and its exports to Canada decreased 88%. The Canadian rig count decreased 54% during this time frame. Industry inventory draw-down accounted for 34% of demand for OCTG as compared to an industry inventory build-up which created 12% additional demand during the same quarter last year. At December 31, 1998, the ratio of OCTG inventories to current consumption rates remained out of balance, as months of supply of inventory has only decreased by 5% from 7.3 months to 6.9 months.

According to published industry reports, total structural tube shipments fell by approximately 2% in the quarter ended December 31, 1998 as compared to the comparable prior year quarter reflecting weakening demand in the agricultural equipment sector. In addition, imports increased 16%, increasing their market penetration from 21% during the quarter ended December 31, 1997 to 25% during the quarter ended December 31, 1998. Domestic producers' shipments fell by approximately 6% as total shipments fell and imports increased. Management estimates that inventories of HSS held by steel service centers also declined during the quarter primarily due to concerns over falling steel prices. As a result of these market conditions, the Company's shipments of industrial products fell by 10%, due to a 12% decrease in HSS shipments offset by an 8% increase in standard pipe shipments.

Pricing of the Company's products declined in all product lines during the first quarter of fiscal 1999, primarily due to unfavorable market conditions and declining steel prices. Pricing of OCTG, line, structural and standard pipe was down 10.9%, 18.0%, 6.2% and 11.4%, respectively, as compared to the prior year quarter.

Steel costs included in cost of goods sold decreased during the first quarter of fiscal 1999 by $38 per ton, or 11.5% as compared to the quarter ended December 31, 1997 and by $17 per ton, or 5.5% as compared to the quarter ended September 30, 1998. These steel costs were above current replacement costs. The Company's major supplier of steel has announced three price decreases since September 1998 which have reduced the Company's current replacement cost by $50 per ton. The Company estimates that a substantial portion of these cost reductions will be reflected in cost of goods sold in the second quarter of fiscal 1999. The supply of steel in the United States has increased significantly during calendar 1998, primarily due to previous capacity additions and increased import levels. The Company anticipates that these market conditions should help keep steel costs relatively low during fiscal 1999. However, steel trade cases filed with the International Trade Commission in September, 1998 could negatively impact the Company's future replacement cost of steel.



RESULTS OF OPERATIONS

OVERALL COMPANY

Net sales of $41.4 million decreased $45.1 million, or 52.1% during the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998. These results were attributable primarily to a decrease of 43.2% in total product shipments, from 134,104 tons in first quarter of fiscal 1998 to 76,158 tons in the current year quarter and an overall decrease of 15.7% in the average selling prices of the Company's products.

Cost of goods sold of $40.6 million decreased $32.1 million, or 44.1% over the comparable prior year period. The overall decrease was due primarily to decreased product shipments. However, the overall unit cost per ton of products sold decreased 1.6% (from an average of $542 to $533 per ton) in the first quarter of fiscal 1999 as compared with the same period in fiscal 1998. This decrease was due to a decrease in steel costs of $38 per ton, or 11.5%, offset by an increase in conversion costs from less favorable fixed cost absorption due to lower production. See "Overview."

Gross profit of $745,000 decreased $13.0 million, or 94.6% over the prior year period. Gross profit as a percentage of net sales was 1.8% for the three month period ended December 31, 1998 as compared to 15.9% for the three month period ended December 31, 1997.

During September 1998, the Company acquired assets that will be used in the production of cold drawn tubular products at a production facility in Beaver Falls, Pennsylvania. The Company incurred costs of $719,0000 during the quarter related to the commencement of operations at this facility. These costs are comprised primarily of salary and related costs for the production, sales and administrative personnel prior to the fully integrated operation of the facility. As the Company commences operations of the facility, it may generate some additional start-up costs during fiscal 1999.

Selling, general and administrative expenses increased by $224,000, or 7.0% in the first quarter of fiscal 1999 over the prior year period. Selling, general and administrative expenses were impacted by an increase in the allowance for doubtful accounts (which reflects the deterioration of a specific accounts receivable balance) and general wage increases granted as of the beginning of the 1999 fiscal year. The increases were partially offset by decreased selling commissions on sales of industrial products. However, due to the significant decline in net sales revenue caused by the market conditions discussed above, selling, general and administrative expenses as a percentage of net sales in the first quarter of fiscal 1999 was 8.3% as compared to 3.7% for the prior year period.

Interest expense decreased $107,000 or 24.2% in the first quarter of fiscal 1999 compared to the prior year period. The decreased interest expense is primarily due to additional amounts of interest expense capitalized on additions to property, plant and equipment.

The benefit from income taxes was $1.3 million for the quarter ended December 31, 1998 as compared to the prior year period when the Company recorded a provision of $3.6 million. This change is attributable to the generation of a pre-tax loss by the Company of $3.7 million in the first quarter of fiscal 1999 as compared to pre-tax income of $10.2 million in the first quarter of fiscal 1998.

As a result of the decreased gross profit and the other factors discussed above, the Company generated a net loss of $2.4 million, a decrease of $8.9 million from the prior year period.

ENERGY PRODUCTS SEGMENT

Energy product sales of $25.0 million decreased $41.9 million, or 62.6% for the first quarter of fiscal 1999 as compared with the prior year period. OCTG product shipments decreased 50,341 tons, or 57.7% from 87,312 to 36,971. The Company's domestic shipments of OCTG fell 49.0% from the quarter ended December 31, 1997 due to excessive levels of industry inventory and a declining rig count (from 997 active rigs to 697 active rigs). The Company's export shipments, primarily to Canada, decreased 87.6%, from 19,567 tons in the quarter ended December 31, 1997 to 2,436 tons in the quarter ended December 31, 1998, as average Canadian drilling fell 54.4% from 443 active rigs to 202 active rigs. Line pipe shipments decreased by 50.8% principally due to increased import penetration. The average selling price for energy products was $615 per ton, a decrease of $90 per ton. The decrease was due primarily to the market conditions discussed above and a change in mix to lower value products. See "Overview."

Energy products cost of goods sold of $25.9 million decreased $30.1 million, or 53.7% for the first quarter of fiscal 1999 as compared with the prior year period. Gross profit for energy products of ($906,000) decreased $11.8 million. Gross profit for the quarter ended December 31, 1998 includes a charge to earnings for the reduction in carrying value of finished goods inventory, primarily related to a decline in the selling prices of the Company's energy products. Energy products gross profit percentage was (3.6)% for the quarter ended December 31, 1998 as compared to 16.3% for the quarter ended December 31, 1997.

Continued downward pressure on energy selling prices would not only impact total sales but could require the Company to further reduce the carrying value of its inventory. While the Company believes that its inventory is now in line with its anticipated future sales levels, any significant decrease in prices would have a negative impact on conversion costs recorded in cost of goods sold.

INDUSTRIAL PRODUCTS SEGMENT

Industrial products sales of $16.4 million decreased $3.2 million or 16.3% for the first quarter as compared with the prior year period. Industrial products shipments decreased 3,824 tons, or 9.7% in the first quarter of 1999 as compared to the first quarter of 1998. The decrease in sales and shipments of industrial products was negatively impacted by declines in inventories held by HSS distributors primarily related to concern over falling steel and tube prices and a slowing in agricultural demand. The average net selling prices for industrial products during the first quarter of fiscal 1999 was $462, down $37 per ton as compared to the same period of the prior year. This decrease for the first quarter was due primarily to declining steel prices.

Cost of goods sold of $14.7 million decreased $2.0 million or 12.0% in the first quarter of fiscal 1999 over the prior year period of fiscal 1998. Industrial products gross profit decreased $1.2 million or 41.9%. The decreased gross profit margin was due to lower selling prices and reduced operating efficiencies, partially offset by lower steel costs. Industrial gross profit margin percentage declined from 14.5% during the quarter ended December 31, 1997 to 10.1% during the quarter ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 1998 was $48.8 million, and the ratio of current assets to current liabilities was 3.4 to 1.0, as compared to September 30, 1998 when working capital was $60.3 million and the ratio of current assets to current liabilities was 3.3 to 1.0. The decrease in working capital was due principally to an $11.3 million decrease in inventory, a $2.6 million decrease in accounts receivable, partially offset by a $1.0 million decrease in accounts payable and a $1.2 million decrease in deferred revenue. The above changes in inventory, accounts receivable, accounts payable and deferred revenue are due to the decreased volume of energy business. The change in prepaids and other assets includes a $5.0 million income tax refund received during the first fiscal quarter of 1999. Cash provided by operating activities was $10.6 million for the three months ended December 31, 1998.

Cash used by financing activities was $7.6 million. Outstanding borrowings on the Company's Revolving Credit Facility decreased $7.4 million primarily due to the reduction in accounts receivable and inventory. The Company's other long-term indebtedness including current maturities was reduced by approximately $186,000.

The Company's capital budget for fiscal 1999 is approximately $16.5 million of which $2.9 million was expended during the three months ended December 31, 1998. The budgeted funds are being utilized principally to complete the newly purchased cold drawn mechanical tube facility, acquire equipment for its existing manufacturing facilities, and to purchase and install a new enterprise resource planning system. As of December 31, 1998, the Company had an additional $5.2 million committed for the purchase of equipment.

The Company expects that it will meet its ongoing working capital and capital expenditure requirements from a combination of cash flows from operations, which constitutes its primary source of liquidity, and available borrowings under its Revolving Credit Facility. The Revolving Credit Facility provides for maximum borrowings up to the lesser of the eligible borrowing base or $50.0 million, and bears interest at either the prevailing prime rate or an adjusted Eurodollar rate, plus an interest margin, depending upon certain financial measurements. The Revolving Credit Facility is secured by the Company's accounts receivable and inventories and will expire on September 30, 2003. As of December 31, 1998, the applicable interest rate was 6.41 percent per annum and the Company had $5.3 million in unused availability under the Revolving Credit Facility. As of December 31, 1998, the Company had $873,000 in cash and cash equivalents.

YEAR 2000 READINESS DISCLOSURE

The Company is in the implementation phase of its conversion to a new Year 2000 compliant enterprise resource planning system which will replace and upgrade many of the Company's older information systems, some of which are not year 2000 compliant. The integrated information provided by this new system will enhance the Company's ability to make more informed decisions regarding sales and inventory, optimize inventory levels and minimize costs. Implementation is expected to be completed by the fourth fiscal quarter of 1999. The total cost of the system implementation, including the cost of software and related internal cost, is expected to be $4.7 million, of which approximately $1.7 million has been expended through December 31, 1998. In addition, the Company is performing a separate evaluation of its other systems for Year 2000 compliance and is contacting its significant customers, suppliers and vendors to determine their Year 2000 compliance. Business interruption caused by these suppliers could negatively impact the Company's operations. These evaluations and the conversion of these systems (if necessary) are also expected to be completed in the same time frame as the implementation of the Company's new enterprise resource planning system and the cost of these activities is not expected to be material.

Although the Company believes that the plans described above will address its Year 2000 issues and as a result, the Company will not be significantly impacted by it, the Company has established a contingency plan to address non-compliance issues. This plan involves the utilization of various manual procedures that bypass computer applications and may be utilized in the event of a significant system shutdown or if the Company faces problems with its customers, suppliers or vendors. If the Company is required to implement its contingency plan, such action could have an adverse effect on the operations, liquidity and financial condition of the Company.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibit No.
                                    Description

              27                    Financial Data Schedule

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the three month period ended December 31, 1998.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 Maverick Tube Corporation
                                                      (Registrant)



Date:  February 5, 1999                              /s/ Gregg Eisenberg
                                                       Gregg Eisenberg
                                           President and Chief Executive Officer
                                                 (Principal Executive Officer)


Date:  February 5, 1999                              /s/ Barry Pearl
                                                         Barry Pearl
                                                   Chief Financial Officer
                                               (Principal Financial Officer)