Form 10-Q
period 1999-03-31
MAVERICK TUBE CORPORATION
filed 1999-05-17
CIK 869087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
    ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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


        16401 Swingley Ridge Road
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

Common Stock, $.01 Par Value -- 15,437,474 shares as of May 14, 1999





                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES


                                     INDEX

PART I. FINANCIAL INFORMATION   PAGE NO.

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets -- March 31, 1999
        and September 30, 1998                                         3

        Condensed Consolidated Statements of Operations -- Three
        and Six month periods ended March 31, 1999 and 1998            4

        Condensed Consolidated Statements of Cash Flows -- Six
        month periods ended March 31, 1999 and 1998                    5

        Notes to Condensed Consolidated Financial Statements           6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                      8

Item 3. Quantitative and Qualitative Disclosures About Market
        Risk                                                          13

PART II.        OTHER INFORMATION

Item 4. Submission of Matters to a Vote of the Security Holders       14

Item 6. Exhibits and Reports on Form 8-K                              14

SIGNATURES                                                            15

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)

                                                            March 31,   September 30,
                                                              1999          1998
                                                           (Unaudited)     (Note)

ASSETS
CURRENT ASSETS

Cash and cash equivalents....................................  $1,493          $748
Accounts receivable, less allowances of $620 and
  $391 on March 31, 1999 and September 30, 1998,
  respectively...............................................  11,087        15,515
Inventories (see Note 2).....................................  43,223        61,685
Deferred income taxes........................................   1,725         1,827
Income taxes refundable......................................   2,354         5,078
Prepaid expenses and other current assets....................   1,351         1,200
Total current assets.........................................  61,233        86,053

PROPERTY, PLANT, AND EQUIPMENT
   Less accumulated depreciation (March 31, 1999 - $35,360;
      September 30, 1998 - $31,893)..........................  74,319        69,879

OTHER ASSETS.................................................   1,185           953

TOTAL ASSETS.................................................$136,737      $156,885


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable............................................. $10,121       $12,301
Accrued expenses and other liabilities.......................   6,430         9,153
Deferred revenue ............................................   1,359         3,584
Current maturities of long-term debt.........................     681           653
   Total current liabilities.................................  18,591        25,691

LONG-TERM DEBT, less current maturities......................   7,850         8,226
REVOLVING CREDIT FACILITY ...................................  22,000        27,400
DEFERRED INCOME TAXES .......................................   4,285         5,505

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value;
   5,000,000 shares authorized...............................      --            --
Common stock, $.01 par value;
   20,000,000 authorized shares,
   15,437,474 shares issued and outstanding..................     154           154
Additional paid-in capital...................................  44,216        44,216
Retained earnings............................................  39,641        45,693
   Total stockholders' equity................................  84,011        90,063
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................$136,737      $156,885

Note: The condensed consolidated balance sheet at September 30, 1998, has been derived from the audited consolidated financial statements at that date.

See accompanying notes to condensed consolidated financial statements.

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (In thousands, except share and per share data)

                                  (Unaudited)


                                             Three months ended       Six months ended
                                                  March 31                 March 31
                                               1999           1998      1999           1998

NET SALES.................................    $34,126       $70,548     $75,515       $157,027

COSTS and EXPENSES
   Cost of goods sold.....................     34,980        60,219      75,624        132,925
   Selling, general and administrative....      3,552         2,844       6,973          6,040
   Start-up costs.........................        952            --       1,671             --

Income (loss) from operations ............     (5,358)        7,485      (8,753)        18,062

OTHER INCOME (EXPENSE)
   Interest expense.......................       (458)         (398)       (793)          (840)
   Other income ..........................         66            39         103             89

Income (loss) before income taxes.........     (5,750)        7,126      (9,443)        17,311

(BENEFIT FROM) PROVISION FOR INCOME TAXES.     (2,062)        2,419      (3,391)         6,035

NET INCOME (LOSS).........................    ($3,688)       $4,707     ($6,052)       $11,276

AVERAGE SHARES                             15,437,474    15,435,302  15,437,474     15,437,474

BASIC EARNINGS (LOSS) PER SHARE                ($0.24)        $0.30      ($0.39)         $0.73

DILUTED EARNINGS (LOSS) PER SHARE              ($0.24)        $0.30      ($0.39)         $0.72


See accompanying notes to condensed consolidated financial statements.


                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Unaudited, in thousands)


                                                                         Six Months Ended
                                                                             March 31,
                                                                      1999              1998

OPERATING ACTIVITIES
   Net income (loss)..................................................  ($6,052)          $11,276
   Adjustments to reconcile net income (loss) to net cash provided
     (used) by operating activities:
      Depreciation and amortization...................................    3,527             2,943
    Deferred income taxes.............................................      102               165
    Provision for accounts receivable allowances......................      229              (240)
    Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable.....................    4,199             7,868
       (Increase) decrease in inventories.............................   18,462            (2,837)
       (Increase) decrease in prepaid expenses and other assets.......     (442)             (277)
       (Decrease) increase in accounts payable........................   (2,180)           (6,203)
       (Decrease) increase in deferred revenue .......................   (2,225)           (7,896)
       (Decrease) increase in accrued expenses and other liabilities..   (1,219)           (6,912)
       Cash provided (used) by operating activities...................   14,401            (2,113)

INVESTING ACTIVITIES
   Purchases of property, plant and equipment.........................   (7,908)           (5,869)

FINANCING ACTIVITIES
   Proceeds from borrowings...........................................   20,350            63,400
   Principal payments on borrowings...................................  (26,098)          (57,673)
                                                                         (5,748)            5,727
   Net proceeds from sale of common stock ............................       --               162

    Cash provided (used) by financing activities......................   (5,748)            5,889

   Increase (decrease) in cash and cash equivalents...................      745            (2,093)
Cash and cash equivalents at beginning of period......................      748             2,886

Cash and cash equivalents at end of period............................   $1,493              $793


Supplemental disclosures of cash flow information:
  Cash paid (received) during the period for:
      Interest........................................................     $793              $940
      Income taxes....................................................  ($5,398)           $5,809

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

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.


(2)     INVENTORIES

        The components of inventories consisted of the following:

                                              March 31,            September 30,
                                               1999                     1998
                                                     (In thousands)

          Finished goods                    $25,156                  $34,674
          Work-in-process                     1,356                    2,868
          Raw materials                      10,198                   12,042
          In-transit materials                1,562                    7,003
          Storeroom parts                     4,951                    5,098
                                            $43,223                  $61,685

        Inventories are principally valued at the lower of average cost or market.

        Gross profit for the six months ended March 31, 1999 includes a $707,000 charge to earnings for the reduction in carrying value of finished goods inven-
tory,   primarily  related to a  decline in  the selling prices of the Company's energy products.

(3)     START-UP COSTS

        During September 1998, the Company acquired assets to be used in the production of cold drawn tubular products at a production facility in Beaver
Falls,  Pennsylvania.   The  Company  incurred costs of  $952,000 in the second
quarter of fiscal 1999 and $1,671,000 in the first six months of fiscal 1999 related to the commencement of operations at this facility. These costs are comprised primarily of salary and related costs for the production, sales and administrative personnel prior to the fully integrated operation of the facility.


(4)     EARNINGS (LOSS) PER SHARE

        Dilutive  earnings  per  share  was  computed  based upon the net income
(loss) of the Company and the weighted average number of shares of common stock including the net effect of stock options. Total shares utilized in the calculation were 15,437,474 for the quarter ended and for the six months ended March 31, 1999 and 15,625,540 and 15,642,221 for the quarter ended and for the six months ended March 31, 1998, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


Certain statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding matters that are not historical facts (including statements as to the beliefs or expectations of the Company) are forward-looking statements. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For example, uncertainty continues to exist as to future levels and volatility of oil and gas prices and their effect on drilling levels and demand for the Company's energy-related products, the future impact of industry-wide draw downs of inventories and future import levels. Uncertainty also exists as to the trend and direction of both product pricing and purchased steel costs. Reference is made to the "Risk Factors" discussed in Exhibit 99.1 of the Company's Annual Report on Form 10-K for its fiscal year ended September 30, 1998.


OVERVIEW

The Company's products consist of electrical resistance welded ("ERW") tubular products sold primarily for energy and industrial applications in North America. The Company's energy segment includes Oil Country Tubular Goods (OCTG) and line pipe which are sold primarily to distributors that supply end users in the energy industry. The Company's industrial products segment consists of struc-tural tubing and standard pipe which are sold primarily to service centers that supply end users in construction, transportation, agriculture and other indus-tries. Also, during the second quarter of fiscal 1999, the Company began the production of cold drawn mechanical tubing, which is included in its industrial products segment. At March 31, 1999 sales of cold drawn mechanical tubing had not reached material levels.

Demand for the Company's energy-related products depends primarily upon the num-ber of oil and natural gas wells being drilled in the United States and Canada, the depth and drilling conditions of these wells and the number of well com-pletions, which are in turn primarily dependent on oil and natural gas prices. Domestic consumption of OCTG is supplied by domestic and foreign pipe products.

According to published industry reports, domestic drilling activity fell by 43% for the quarter ended March 31, 1999, as compared to the same quarter of the previous year. Natural gas drilling in the United States decreased by 27% during the second quarter of fiscal 1999 as compared to the comparable period of fiscal 1998, and oil related drilling decreased by 67%. The Company believes that gas and oil drilling decreased due to gas and oil price decreases of 18% and 19%, respectively, as compared to the quarter ended March 31, 1998. The trend in overall drilling continued downward through the quarter, as drilling at the end of the second quarter of fiscal 1999 was 44% lower than at the end of the comparable period of the prior year and 5% lower than the average drilling level for the quarter.

Shipments of domestic OCTG decreased by 68% during the second quarter ended March 31, 1999 from the comparable period of the prior year. Import penetration of the domestic OCTG market decreased to an estimated 9% during the quarter as compared to 20% during the same quarter last year. Domestic consumption of OCTG decreased 49% during the same period. The domestic OCTG business was also impacted by an estimated 53% decrease in exports during the quarter, with exports accounting for an estimated 22% of domestic production during the quarter. The Company's energy related shipments during the second quarter decreased by 56% from the same quarter last year and its exports to Canada decreased 54%. The Canadian rig count decreased 40% during this time frame. Industry inventory draw down accounted for 23% of demand for OCTG as compared to an industry inventory build-up which created 12% additional demand during the same quarter last year. At March 31, 1999, the ratio of OCTG inventories to current consumption rates remained out of balance, as months of supply of inventory has increased by 8% from 9.5 months to 10.3 months as drilling activity continued to fall.

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

According to published industry reports, total structural tube shipments increased by approximately 5% in the quarter ended March 31, 1999 as compared to the comparable prior year quarter. In addition, imports increased 13%, increasing their market penetration from 25% during the quarter ended March 31, 1998 to 27% during the quarter ended March 31, 1999. Domestic producers' ship-ments increased by approximately 2% as total shipments rose and imports increased. Management estimates that inventories of HSS held by steel service centers also declined during the quarter, primarily due to concerns over falling steel prices and the impact on product pricing. As a result of these market conditions and an initial reluctance to lower selling prices, the Company's shipments of industrial products fell by 10%. The decrease in industrial products shipments was evenly shared by both HSS and standard pipe.

Pricing of the Company's products declined in all product lines during the second quarter of fiscal 1999, primarily due to unfavorable market conditions and declining steel prices. Pricing of OCTG, line, structural and standard pipe was down 22%, 27%, 12% and 17%, respectively, as compared to the prior year quarter.

Steel costs included in cost of goods sold decreased during the second quarter of fiscal 1999 by $40 per ton, or 12.4% as compared to the quarter ended March 31, 1998 and by $13 per ton, or 4.5% as compared to the quarter ended December 31, 1998. These steel costs were above current replacement costs. The Company's major supplier of steel has announced three price increases since December 1998. These price changes will increase the Company's replacement cost modestly through the end of July. The Company estimates that these cost increases will not be reflected in cost of goods sold until the fourth quarter of fiscal 1999.

The supply of steel in the United States increased significantly during calendar 1998, primarily due to previous capacity additions and increased import levels. The Company anticipates that these market conditions should help keep steel costs relatively low during fiscal 1999. However, steel trade cases filed with the International Trade Commission in September, 1998 have been a contributing factor to the recent steel cost increases and could have additional impact on future replacement costs.

RESULTS OF OPERATIONS

OVERALL COMPANY

Net sales of $34.1 million decreased $36.4 million, or 51.6%, during the second quarter of fiscal 1999 as compared to the second quarter of fiscal 1998. These results were attributable primarily to a decrease of 38.1% in total product shipments, from 111,223 tons in second quarter of fiscal 1998 to 68,804 tons in the current year quarter and an overall decrease of 21.8% in the average selling prices of the Company's products. Net sales of $75.5 million decreased $81.5 million, or 51.9%, during the six months ended March 31, 1999 as compared to the same period of the previous year. These results were attributable primarily to a decrease of 40.9% in total product shipments, from 245,327 tons in the first six months of fiscal 1998 to 144,960 tons in the current year and an overall decrease of 18.6% in the average selling prices of the Company's products.

Cost of goods sold of $35.0 million decreased $25.2 million, or 42.1%, during the second quarter of fiscal 1999 over the comparable prior year period. The overall decrease was due primarily to decreased product shipments. However, the overall unit cost per ton of products sold decreased 6.1% (from an average of $541 to $508 per ton) in the second quarter of fiscal 1999 as compared with the same period in fiscal 1998. This decrease was due to a decrease in steel costs of $40 per ton, or 12.4%, offset by an increase in conversion costs from less favorable fixed cost absorption due to lower production. See "Overview." Cost of goods sold of $75.6 million decreased $57.3 million, or 43.1%, during the six months ended March 31, 1999 as compared to the same period of the pre-vious year. Again, the overall decrease was due primarily to decreased shipments and low unit costs as compared to the six months ended March 31, 1998.

The Company experienced a gross loss of $854,000 compared to a gross profit of $10.3 million during the second quarter of fiscal 1999 over the prior year period. The gross loss, as a percentage of net sales was 2.5% for the three month period ended March 31, 1999 as compared to a gross profit margin percen-tage of 14.6% for the three month period ended March 31, 1998. The gross loss of $109,000 during the six months ended March 31, 1999 compares to a gross profit of $24.1 million during the six months ended March 31, 1998. The gross loss, as a percentage of net sales was 1.0% for the six-month period ended March 31, 1999 as compared to a gross profit margin percentage of 15.3% for the six-month period ended March 31, 1998.

During September 1998, the Company acquired assets that will be used in the production of cold drawn tubular products at a production facility in Beaver Falls, Pennsylvania. The Company incurred costs of $952,000 during the quarter and $1.7 million in the first six months of fiscal 1999 related to the commence-ment of operations at this facility. These costs are comprised primarily of salary and related costs for the production, sales and administrative personnel prior to the fully integrated operation of the facility.

Selling, general and administrative expenses increased by $708,000, or 24.9%, in the second quarter of fiscal 1999 over the prior year period. Selling, general and administrative expenses were impacted by general wage increases granted as of the beginning of the 1999 fiscal year. The increases were partially offset by decreased selling commissions on sales of industrial products. Selling, general and administrative expenses increased by $933,000, or 15.4%, in the first six months of fiscal 1999 over the prior year period. These costs were impacted by an increase in the allowance for doubtful accounts (which reflects the deterioration of a specific accounts receivable balance) and wage increases, partially offset by a decrease in industrial products selling commissions. Also, due to the significant decline in net sales revenue caused by the market condi-tions discussed above, selling, general and administrative expenses as a percen-tage of net sales in the second quarter and first six months of fiscal 1999 were 10.4% and 9.2%, respectively as compared to 4.0% and 3.8%, respectively for the comparable prior year periods.

Interest expense increased $60,000, or 15.1%, in the second quarter of fiscal 1999 compared to the prior year period. The increased interest expense was primarily due to higher average debt levels. Interest expense decreased $47,000, or 5.6% in the first six months of fiscal 1999 as compared to the comparable prior year period. The decreased interest expense for this time period is primarily due to additional amounts of interest expense capitalized on additions to property, plant and equipment.

The benefit from income taxes was $2.1 million for the second quarter and $3.4 million for the six months ended March 31, 1999 as compared to the prior year periods when the Company recorded provisions of $2.4 million and $6.0 million, respectively. This change is attributable to the generation of pre-tax losses by the Company of $5.7 million and $9.4 million in the second quarter and first six months of fiscal 1999, respectively. The Company recorded pre-tax income in the second quarter and first six months of fiscal 1998 of $7.1 million and $17.3 million, respectively.

As a result of the decreased gross profit and the other factors discussed above, the Company generated net losses of $3.7 million and $6.1 million in the second quarter and first six months of fiscal 1999, respectively, a decrease of $8.4 million and $17.3 million from the comparable prior year periods.

ENERGY PRODUCTS SEGMENT

Energy product sales of $16.7 million decreased $33.0 million, or 66.4%, for the second quarter of fiscal 1999 as compared with the prior year period. Energy product shipments decreased 38,802 tons, or 56.2% from 69,045 tons to 30,243 tons. The Company's domestic shipments of OCTG fell 59.3% from the quarter ended March 31, 1998 due to excessive levels of industry inventory and a declining rig count (from 965 active rigs to 554 active rigs). The Company's export shipments, primarily to Canada, decreased 39.7%, from 3,714 tons in the quarter ended March 31, 1999 to 1,693 tons in the quarter ended March 31, 1998, as average Canadian drilling fell 54.4% from 469 active rigs to 283 active rigs. Line pipe shipments decreased by 25.8% principally due to increased import penetration. The average net selling price for energy products was $552 per ton, a decrease of $168 per ton. The decrease was due primarily to the market conditions discussed above and a change in mix to lower value products.
 See "Overview."

Energy product sales of $41.7 million decreased $74.9 million, or 64.2%, for the first six months of fiscal 1999 as compared with the prior year period. Energy product shipments decreased 92,924 tons, or 56.7% from 163,807 to 70,883. The average net selling price for energy products was $588 per ton, a decrease of $123 per ton. These decreases were a result of the same market conditions dis-cussed above.

Energy products cost of goods sold of $18.8 million decreased $23.8 million, or 55.8%, for the second quarter of fiscal 1999, compared with the prior year period. Gross loss for energy products of $2.1 million decreased $9.2 million. Energy products gross loss percentage was 12.7% for the quarter ended March 31, 1999 as compared to a gross profit margin percentage of 14.3% for the quarter ended March 31, 1998.

Energy products cost of goods sold of $44.7 million decreased $53.8 million, or 54.6%, for the first six months of fiscal 1999, compared with the prior year period. Gross loss for energy products of a negative $3.0 million for the six month period ended March 31, 1999 compares to a gross profit of $18.0 million for the six months ended March 31, 1998. Energy products gross loss percentage was 7.3% for the first six months of fiscal 1999 as compared to a gross profit margin percentage of 15.5% for the first six months of fiscal 1998. Gross loss for the six months ended March 31, 1999 includes a charge to earnings for the reduction in carrying value of finished goods inventory, primarily related to a decline in the selling prices of the Company's energy products.

Continued downward pressure on energy selling prices could require the Company to further reduce the carrying value of its inventory. While the Company believes that its inventory is now in line with its anticipated future sales levels, any significant decrease in prices would have a negative impact on con-version costs recorded in cost of goods sold.

INDUSTRIAL PRODUCTS SEGMENT

Industrial products sales of $17.4 million decreased $3.4 million, or 16.4%, for the second quarter as compared with the prior year period. Industrial products shipments decreased 3,477 tons, or 8.2%, in the second quarter of 1999 as compared to the second quarter of 1998. The decrease in sales and shipments of industrial products was negatively impacted by declines in inventories held by HSS distributors, primarily related to concern over falling steel and tube prices and the Company's initial reluctance to lower selling prices. The average net selling prices for industrial products during the second quarter of fiscal 1999 was $450, down $44 per ton as compared to the same period of the prior year. This decrease for the second quarter was due primarily to declining steel prices.

Industrial products sales of $33.8 million decreased $6.6 million, or 16.4%, for the first six months of fiscal 1999 as compared with the prior year period. Energy product shipments decreased 7,301 tons, or 9.0%, from 81,520 to 74,219 tons. The average selling price for industrial products was $456 per ton, a decrease of $40 per ton. These decreases were a result of the same market conditions discussed above.

Cost of goods sold of $16.1 million decreased $1.5 million, or 8.4%, in the second quarter of fiscal 1999 over the prior year period of fiscal 1998. Gross profit for industrial products of $1.3 million decreased $1.9 million, or 59.9%. The decreased gross profit margin was due to lower selling prices and reduced operating efficiencies, partially offset by lower steel costs. Industrial gross profit margin percentage declined to 7.4% during the quarter ended March 31, 1999 from 7.4% during the quarter ended March 31, 1998.

Cost of goods sold of $30.7 million decreased $3.6 million, or 10.6%, for the first six months of fiscal 1999 as compared with the prior year period. Gross profit for industrial products of $2.9 million decreased $3.1 million, or 51.5%. Industrial products gross profit percentage was 8.7% for the first six months of fiscal 1999 as compared to 15.0% for the first six months of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 31, 1999 was $42.6 million and the ratio of current assets to current liabilities was 3.3 to 1.0, as compared to September 30, 1998 when working capital was $60.3 million and the ratio of current assets to current liabilities was 3.3 to 1.0. The decrease in working capital was due principally to an $18.5 million decrease in inventory, a $4.2 million decrease in accounts receivable, partially offset by a $2.2 million decrease in accounts payable, a $2.2 million decrease in deferred revenue and a $1.2 million decrease in accrued expenses and other liabilities. The above changes in inventory, accounts receivable, accounts payable and deferred revenue are due to the decreased volume of energy business. Cash provided by operating activities was $14.4 million for the six months ended March 31, 1999.

Cash used by financing activities was $5.7 million for the six months ended March 31, 1999. Outstanding borrowings on the Company's Revolving Credit Facility decreased $5.4 million primarily due to the reduction in accounts receivable and inventory. The Company's other long-term indebtedness including current maturities was reduced by approximately $348,000.

The Company's capital budget for fiscal 1999 has been reduced to approximately $13 million of which $7.9 million was expended during the six months ended March 31, 1999. The budgeted funds are being utilized principally to complete the newly purchased cold drawn mechanical tube facility, acquire equipment for its existing manufacturing facilities, and to purchase and install a new enter-prise resource planning system. As of March 31, 1999, the Company had an additional $2.2 million committed for the purchase of equipment.

The Company expects that it will meet its ongoing working capital and capital expenditure requirements from a combination of cash flows from operations, which constitutes its primary source of liquidity, and available borrowings under its Revolving Credit Facility. The Revolving Credit Facility provides for maximum borrowings up to the lesser of the eligible borrowing base or $50 million, and bears interest at either the prevailing prime rate or an adjusted Eurodollar rate, plus an interest margin, depending upon certain financial measurements. The lending group providing the Revolving Credit Facility has agreed to revise certain financial covenants contained therein in order to reflect the current economic environment in the Company's energy related markets and to provide additional availability in the Company's borrowing base. Definitive documenta-tion providing for such revisions is expected to be executed on or before the end of May and will be effective as of March 31, 1999. The Amended Revolving Credit Facility will now be secured by the Company's accounts receivable, inventories and equipment and will expire on September 30, 2003. As of March 31, 1999, the applicable interest rate under the Revolving Credit Facility was
6.1 percent per annum. The borrowing cost on the Amended Revolving Credit Facility will increase by 100 basis points. The Company had $12.4 million in unused availability under the Amended Revolving Credit Facility and had $1.5 million in cash and cash equivalents at March 31, 1999.

YEAR 2000 READINESS DISCLOSURE

The Company is in the implementation phase of its conversion to a new Year 2000 compliant enterprise resource planning system which will replace and upgrade many of the Company's older information systems, some of which are not year 2000 compliant. The integrated information provided by this new system will enhance the Company's ability to make more informed decisions regarding sales and inventory, optimize inventory levels and minimize costs. Implementation is expected to be completed by the Company's fourth fiscal quarter of 1999. The total cost of the system implementation, including the cost of software and related internal cost, is expected to be $4.7 million, of which approximately $2.0 million has been expended through March 31, 1999. In addition, the Company is performing a separate evaluation of its other systems for Year 2000 compliance and is contacting its significant customers, suppliers and vendors to determine their Year 2000 compliance. Business interruption caused by these suppliers could negatively impact the Company's operations. These evaluations and the conversion of these systems (if necessary) are also expected to be completed in the same time frame as the implementation of the Company's new enterprise resource planning system and the cost of these activities is not expected to be material.

Although the Company believes that the plans described above will address its Year 2000 issues and as a result, the Company will not be significantly impacted by it, the Company has established a contingency plan to address non-compliance issues. This plan involves the utilization of various manual procedures that bypass computer applications and may be utilized in the event of a significant system shutdown or if the Company faces problems with its customers, suppliers or vendors. If the Company is require d to implement its contingency plan, such action could have an adverse effect on its operations, liquidity and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market
        Risk

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of the Stockholders of the Company was held on February 8, 1999. Of the 15,437,474 shares entitled to vote at such meeting, 14,649,228 shares were present at the meeting in person or by proxy.

(b) The individuals listed below were elected as Directors of the Company, and with respect to each Director, the number of shares voted for and withheld were as follows:

                                                 Number of Shares
     Name of Nominee                          For            Withheld

     Gregg M. Eisenberg                      14,502,054      147,174
     William E. Macaulay                     14,489,929      169,299
     David H. Kennedy                        14,489,829      169,399
     C. Robert Bunch                         14,490,229      158,999
     C. Adams Moore                          14,486,604      162,624
     John M. Fox                             14,497,729      161,499
     Wayne P. Mang                           14,481,254      167,974

(c) 13,769,096 shares voted in favor of the approval of the amendment to the Maverick Tube Corporation Director Stock Option Plan, which increased the number of shares available to be issued under the Plan from 50,000 to 200,000. This was more than the requisite number of shares required for approval. 793,616 shares voted against the amendment to the Plan and 86,516 shares were withheld.

(d)     There were no brokers' non-votes.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)     Exhibit No.                                 Description


             27                 Financial Data Schedule

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the three month period ended March 31, 1999.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    Maverick Tube Corporation
                                                           (Registrant)



Date:  May 14, 1999                                    /s/ Gregg Eisenberg
                                                           Gregg Eisenberg
                                           President and Chief Executive Officer
                                                  (Principal Executive Officer)


Date:  May 14, 1999                                   /s/ Barry Pearl
                                                          Barry Pearl
                                                     Chief Financial Officer
                                                   (Principal Financial Officer)

                                 Exhibit Index

Exhibit 27          Financial Date Schedule as of March 31, 1999           27