Form 10-Q
period 1999-06-30
MAVERICK TUBE CORPORATION
filed 1999-08-16
CIK 869087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[x]             QUARTERLY   REPORT   PURSUANT  TO  SECTION  13  OR  15(d)OF  THE
                SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period ended JUNE 30, 1999
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                For the Transition Period From                   TO

COMMISSION FILE NUMBER  0-30146

                            MAVERICK TUBE CORPORATION
(Exact name of registrant as specified in its charter)

        DELAWARE                                                     43-1455766
(State or other jurisdiction of                                (I.RS. Employer
 incorporation or organization)                              Identification No.)


        16401 Swingley Ridge Road
        Seventh Floor
        Chesterfield, Missouri                                           63017
(Address of principal executive offices)                             (Zip Code)

                                 (636) 733-1600
              (Registrant's telephone number, including area code)


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

Common Stock, $.01 Par Value -- 15,437,474 shares as of August 16, 1999



                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES


                                     INDEX

PART I. FINANCIAL INFORMATION                                      PAGE NO.

Item 1. Financial Statements (Unaudited)                               3

        Condensed Consolidated Balance Sheets - June 30, 1999
        and September 30, 1998                                         3

        Condensed Consolidated Statements of Operations -- Three
        and Nine month periods ended June 30 , 1999 and 1998           4

        Condensed Consolidated Statements of Cash Flows -- Nine
        month periods ended June 30, 1999 and 1998                     5

        Notes to Condensed Consolidated Financial Statements           6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                      8

Item 3. Quantitative and Qualitative Disclosures About Market
        Risk                                                          13

PART II.        OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                              14

SIGNATURES                                                            15

EXHIBIT INDEX                                                         16

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)

                                                            June 30,       September 30,
                                                              1999              1998
                                                          (Unaudited)          (Note)

ASSETS
CURRENT ASSETS
Cash and cash equivalents.................................  $485                $748
Accounts receivable, less allowances of $713 and
$391 on June 30, 1999 and September 30, 1998,
respectively..............................................15,200              15,515
Inventories (see Note 2)..................................46,024              61,685
Deferred income taxes......................................1,725               1,827
Income taxes refundable....................................3,138               5,078
Prepaid expenses and other current assets..................1,739               1,200
    Total current assets..................................68,311              86,053

PROPERTY, PLANT, AND EQUIPMENT
Less accumulated depreciation (June 30, 1999 - $37,272;
September 30, 1998 - $31,893).............................76,475              69,879

OTHER ASSETS.................................................604                 953

TOTAL ASSETS............................................$145,390            $156,885

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable.........................................$20,731             $12,301
Accrued expenses and other liabilities.....................6,969               9,153
Deferred revenue ..........................................2,205               3,584
Current maturities of long-term debt.........................694                 653
    Total current liabilities.............................30,599              25,691

LONG-TERM DEBT, less current maturities....................7,669               8,226

REVOLVING CREDIT FACILITY ................................22,300              27,400

DEFERRED INCOME TAXES .....................................3,447               5,505

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value;
    5,000,000 shares authorized..............................--                   --
Common stock, $.01 par value;
    40,000,000 authorized shares,
    15,437,474 shares issued and outstanding................154                  154
Additional paid-in capital...............................44,216               44,216
Retained earnings........................................37,005               45,693
    Total stockholders' equity...........................81,375               90,063

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............$145,390             $156,885

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

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (In thousands, except share and per share data)

                                  (Unaudited)

                                             Three months ended       Nine months ended
                                                  June 30                  June 30
                                             1999           1998      1999           1998
NET SALES.................................$42,896        $56,590    $118,410      $213,617

COSTS and EXPENSES
Cost of goods sold.........................42,423         50,919     118,047       183,843
Selling, general and administrative.........3,557          3,294      10,528         9,335
Start-up costs................................825             --       2,496            --
Income (loss) from operations .............(3,909)         2,377     (12,661)       20,439

OTHER INCOME (EXPENSE)

Interest expense.............................(468)         (453)     (1,261)       (1,274)
Other income (expense) .......................257            (9)        360            61

Income (loss) before income taxes..........(4,120)        1,915     (13,562)       19,226

(BENEFIT FROM) PROVISION FOR INCOME TAXES..(1,483)          585      (4,874)        6,619

NET INCOME (LOSS).........................($2,637)       $1,330     ($8,688)      $12,607

AVERAGE SHARES                         15,437,474    15,437,474  15,437,474    15,436,737

BASIC EARNINGS (LOSS) PER SHARE            ($0.17)        $0.09      ($0.56)        $0.82

DILUTED EARNINGS (LOSS) PER SHARE          ($0.17)        $0.09      ($0.56)        $0.81

See accompanying notes to condensed consolidated financial statements.

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Unaudited, in thousands)


                                                                 Nine months ended
                                                                      June 30,
                                                                 1999           1998

OPERATING ACTIVITIES
  Net income (loss)...............................................($8,688)      $12,607
  Adjustments to reconcile net income (loss)
    to net cash provided
    (used) by operating activities:
    Depreciation and amortization...................................5,471         4,313
    Deferred income taxes..........................................(1,956)          165
    Provision for accounts receivable allowances......................322          (132)
    Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable........................(7)       10,849
     (Increase) decrease in inventories............................15,661         3,250
     (Increase) decrease in prepaid expenses and other assets.......1,659          (379)
     (Decrease) increase in accounts payable........................8,430       (13,545)
     (Decrease) increase in deferred revenue ......................(1,379)      (11,639)
     (Decrease) increase in accrued expenses and other liabilities.(2,184)       (6,176)
       Cash provided (used) by operating activities................17,329          (687)

INVESTING ACTIVITIES
  Purchases of property, plant and equipment......................(11,976)       (8,053)

FINANCING ACTIVITIES
  Proceeds from borrowings.........................................33,100        81,751
  Principal payments on borrowings................................(38,716)      (75,228)
                                                                   (5,616)        6,523
  Net proceeds from sale of common stock ..............................--           162

       Cash provided (used) by financing activities................(5,616)        6,685

  Increase (decrease) in cash and cash equivalents...................(263)       (2,055)
Cash and cash equivalents at beginning of period......................748         2,886

Cash and cash equivalents at end of period...........................$485          $831

Supplemental disclosures of cash flow information:
  Cash paid (received) during the period for:
       Interest....................................................$1,198        $1,257
       Income taxes................................................(5,277)        5,824

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

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.


(2)     INVENTORIES

        The components of inventories consisted of the following:

                                               June 30,            September 30,
                                                 1999                  1998
                                                      (In thousands)

                Finished goods             $25,409                  $34,674
                Work-in-process              1,830                    2,868
                Raw materials                9,702                   12,042
                In-transit materials         4,210                    7,003
                Storeroom parts              4,873                    5,098
                                           $46,024                  $61,685

        Inventories are principally valued at the lower of average cost or market.


(3)     START-UP COSTS

        During September 1998, the Company acquired assets to be used in the production of cold drawn tubular products at a production facility in Beaver Falls, Pennsylvania. The Company incurred net costs of $825,000 in the third quarter of fiscal 1999 and $2,496,000 in the first nine months of fiscal 1999 related to the commencement of operations at this facility. These costs are comprised primarily of salary and related costs for the production, sales and administrative personnel prior to the fully integrated operation of the facility.

(4)     EARNINGS (LOSS) PER SHARE

        Dilutive  earnings  per share was  computed  based  upon the net  income
(loss) of the Company and the weighted average number of shares of common stock including the net effect of stock options. Total shares utilized in this calcu-lation were 15,437,474 for the quarter ended and for the nine months ended June 30, 1999 and 15,606,420 and 15,635,379 for the quarter ended and for the nine months ended June 30, 1998, respectively.


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

OVERVIEW

The Company's products consist of electrical resistance welded ("ERW") tubular products sold primarily for energy and industrial applications in North America. The Company's energy segment includes Oil Country Tubular Goods (OCTG) and line pipe which are sold primarily to distributors that supply end users in the energy industry. The Company's industrial products segment consists of structural tubing and standard pipe which are sold primarily to service centers that supply end users in construction, transportation, agriculture and other industries. Also, during the second quarter of fiscal 1999, the Company began the production of cold drawn mechanical tubing, which is included in its industrial products segment. At June 30, 1999, sales of cold drawn mechanical tubing had not reached material levels.

Demand for the Company's energy-related products depends primarily upon the number of oil and natural gas wells being drilled in the United States and Canada, the depth and drilling conditions of these wells and the number of well completions, which are in turn primarily dependent on oil and natural gas prices. Domestic consumption of OCTG is supplied by domestic and foreign pipe products.

According to published industry reports, domestic drilling activity fell by 39% for the quarter ended June 30, 1999, as compared to the same quarter of the previous year. Natural gas drilling decreased by 32%, while oil related drilling decreased by 54%. Gas and oil drilling decreased due to the significant drop in oil prices in 1998 and its impact on producers' cash flows and out-look for drilling in general. Both oil and gas prices increased significantly during the quarter, which has resulted in an increase in drilling activity. Drilling at the end of the third quarter of fiscal 1999 was 7% higher than the average drilling level for the quarter.

Shipments of domestic OCTG decreased by 12% during the third quarter ended June 30, 1999 from the comparable prior year period. Import penetration of the domestic OCTG market decreased to an estimated 7% during the quarter, as compared to 23% during the same quarter last year. Domestic consumption of OCTG decreased 23% during the same period. The domestic OCTG business was also impacted by an estimated 54% decrease in exports from the comparable prior year period, with exports accounting for an estimated 13% of domestic production during the quarter. The Company's energy related shipments decreased by 9% from the same quarter last year and its exports to Canada increased 270% from 1,615 tons to 5,976 tons. Although the Canadian rig count decreased 42% during this time frame, management believes that the increase in shipments to Canada re-flects anticipated drilling activity arising from the improved oil and natural gas price environment. Industry inventory draw down accounted for 26% of demand for OCTG as compared to an industry inventory build-up during the same quarter last year which created 21% additional demand. At June 30, 1999, the ratio of OCTG inventories to current consumption rates became more balanced, as months of supply of inventorty decreased from 8.2 months to 7.5 months from the com-parable prior period, as drilling activity continued to fall and inventories were reduced accordingly.

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

According to published industry reports, total structural tube shipments remained relatively stable in the quarter ended June 30, 1999 as compared to the prior year quarter. In addition, imports decreased 11%, decreasing their market penetration from 25% during the quarter ended June 30, 1998 to 22% during the quarter ended June 30, 1999. Domestic producers' shipments increased by approximately 4%, as total shipments remained the same and imports decreased. Management estimates that inventories of HSS held by steel service centers remained constant during the quarter. As a result of these market conditions and intensified competition caused by industry capacity additions, the Company's industrial products shipments decreased by 10%, with HSS products shipments decreasing 6% and standard pipe shipments decreasing by 32%.

Pricing of the Company's products declined in all product lines during the third quarter of fiscal 1999, primarily due to unfavorable market conditions. Pricing of OCTG, line, structural and standard pipe was down 24%, 20%, 13% and 15%, respectively, as compared to the prior year quarter.

Steel costs included in cost of goods sold decreased during the third quarter of fiscal 1999 by $47 per ton, or 14.8%, as compared to the quarter ended June 30, 1998 and by $13 per ton, or 4.5%, as compared to the quarter ended March 31, 1999. The Company's major supplier of steel has announced four price increases since December 1998. These price changes will increase the Company's replacement cost modestly through the end of December, 1999. The Company estimates that these cost increases will not be reflected in cost of goods sold until the fourth quarter of fiscal 1999 and first quarter of fiscal 2000.

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

RESULTS OF OPERATIONS

OVERALL COMPANY

Net sales of $42.9 million decreased $13.7 million, or 24.2%, during the third quarter of fiscal 1999 as compared to the prior year quarter. These results were attributable primarily to a decrease of 7.1% in total product shipments, from 92,983 tons in the third quarter of fiscal 1998 to 86,391 tons in the current year quarter, and an overall decrease of 18.4% in the average selling prices of the Company's products. Net sales of $118.4 million decreased $95.2 million, or 44.6%, during the nine months ended June 30, 1999 as compared to the same period of the previous year. These results were attributable primarily to a decrease of 31.6% in total product shipments, from 338,310 tons in the first nine months of fiscal 1998 to 231,494 tons in the current year, and an overall decrease of 19.0% in the average selling prices of the Company's products.

Cost of goods sold of $42.4 million decreased $8.5 million, or 16.7%, during the third quarter of fiscal 1999 over the comparable prior year period. The overall decrease was due primarily to decreased product shipments. However, the overall unit cost per ton of products sold decreased 10.3% (from an average of $548 to $491 per ton) in the third quarter of fiscal 1999 as compared with the same period in fiscal 1998. This decrease was due to a decrease in steel costs of $47 per ton, or 14.8%, partially offset by an increase in conversion costs from less favorable fixed cost absorption due to lower production. See "Overview." Cost of goods sold of $118.0 million decreased $65.8 million, or 35.8%, during the nine months ended June 30, 1999 as compared to the same period of the previous year. Again, the overall decrease was due primarily to decreased ship-ments and lower unit costs as compared to the nine months ended June 30, 1998.

The Company experienced a gross profit of $473,000 during the third quarter of fiscal 1999 compared to a gross profit of $5.7 million in the prior year period. Gross profit, as a percentage of net sales was 1.1% for the three month period ended June 30, 1999 as compared to 10.0% for the prior year period. The gross profit of $363,000 during the nine months ended June 30, 1999 compares to a gross profit of $29.8 million during the nine months ended June 30, 1998. The gross profit, as a percentage of net sales was 0.3% for the nine month period ended June 30, 1999 as compared to 3.9% for the prior year period. The change in the gross profit for both the three and nine month periods ended June 30, 1999 is due to the factors discussed above.

During September 1998, the Company acquired assets that are being utilized in the production of cold drawn tubular products at a facility in Beaver Falls, Pennsylvania. The Company incurred costs of $825,000 during the quarter and $2.5 million in the first nine months of fiscal 1999 related to the commencement of operations at this facility. These costs are comprised primarily of salary and related costs for the production, sales and administrative personnel prior to the fully integrated operation of the facility.

Selling, general and administrative expenses increased by $263,000, or 8.0%, in the third quarter of fiscal 1999 over the prior year period. Selling, general and administrative expenses were primarily impacted by general wage increases granted as of the beginning of the 1999 fiscal year. The increases were partially offset by decreased selling commissions on sales of industrial products. Selling, general and administrative expenses increased by $1.2 million, or 12.8%, in the first nine months of fiscal 1999 over the prior year period. These costs were impacted by an increase in the allowance for doubtful accounts (which reflects the deterioration of a specific accounts receivable balance) and wage increases, partially offset by a decrease in industrial products selling commissions. Also, due to the significant decline in net sales revenue caused by the market conditions discussed above, selling, general and administrative expenses as a percentage of net sales in the third quarter and first nine months of fiscal 1999 were 8.3% and 8.9%, respectively, as compared to 5.8% and 4.4%, respectively, for the comparable prior year periods.

Interest expense remained relatively flat in the third quarter of fiscal 1999 and in the first nine months of fiscal 1999 as compared to the comparable prior year periods. The Company's long-term debt to capitalization ratio improved from 28.3% to 26.0% during this time frame.

The benefit from income taxes was $1.5 million for the third quarter and $4.9 million for the nine months ended June 30, 1999, as compared to the prior year periods when the Company recorded provisions of $585,000 and $6.6 million, respectively. This change is attributable to the generation of pre-tax losses by the Company of $4.1 million and $13.6 million in the third quarter and first nine months of fiscal 1999, respectively. The Company recorded pre-tax income in the third quarter and first nine months of fiscal 1998 of $1.9 million and $19.2 million, respectively.

As a result of the decreased gross profit and the other factors discussed above, the Company generated net losses of $2.6 million and $8.7 million in the third quarter and first nine months of fiscal 1999, respectively, a decrease of $4.0 million and $21.3 million from the comparable prior year periods.

ENERGY PRODUCTS SEGMENT

Energy product sales of $25.1 million decreased $11.6 million, or 31.7%, for the third quarter of fiscal 1999 as compared with the prior year period. Energy product shipments decreased 4,436 tons, or 8.6%, from 51,849 tons to 47,413 tons. The Company's domestic shipments of OCTG fell 17.5% from the quarter ended June 30, 1998 due to excessive levels of industry inventory and a declining rig count (from 862 active rigs to 524 active rigs). The Company's export shipments, primarily to Canada, increased 270.0%, from 1,615 tons in the quarter ended June 30, 1998 to 5,976 tons in the quarter ended June 30, 1999, even though the level of average Canadian drilling fell 42.4% from 177 active rigs to 102 active rigs. Management belives that the increase in shipments to Canada reflects anticipated drilling activity arising from the improved oil price environment. Line pipe shipments increased by 23.4% principally due to reduced import pene-tration. The average net selling price for energy products was $529 per ton, a decrease of $179 per ton. The decrease was due primarily to the market condi-tions discussed above and a change in mix to lower priced products. See "Over-view."

Energy products sales of $66.8 million decreased $86.5 million, or 56.4%, for the first nine months of fiscal 1999, compared with the prior year period. Energy product shipments decreased 97,360 tons, or 45.1%, from 215,656 tons to 118,296 tons. The average net selling price for energy products was $565 per ton, a decrease of $146 per ton. These decreases were a result of the same market conditions discussed above.

Energy products cost of goods sold of $26.0 million decreased $7.0 million, or 21.3%, for the third quarter of fiscal 1999, compared with the prior year period. The gross loss for energy products of $900,000 for the quarter ended June 30, 1999 compares to a gross profit of $3.7 million for the prior year period. Energy products gross loss percentage was 3.6% for the quarter ended June 30, 1999 as compared to a gross profit margin percentage of 10.1% for the prior year period.

Energy products cost of goods sold of $70.7 million decreased $60.8 million, or 46.2% for the first nine months of fiscal 1999, compared with the prior year period. The gross loss for energy products of $3.9 million for the nine month period ended June 30, 1999 compares to a gross profit of $21.7 million for the nine months ended June 30, 1998. Energy products gross loss percentage was 5.9% for the first nine months of fiscal 1999 as compared to a gross profit margin percentage of 14.2% for the prior year period.

Continued downward pressure on energy selling prices could require the Company to further reduce the carrying value of its inventory. While the Company believes that its inventory is now in line with its anticipated future sales levels, any significant decrease in prices would have a negative impact on con-version costs recorded in cost of goods sold.

INDUSTRIAL PRODUCTS SEGMENT

Industrial products sales of $17.8 million decreased $2.1 million, or 10.4%, for the third quarter as compared with the prior year period. Industrial products shipments decreased 2,156 tons, or 5.2%, from 41,434 tons to 38,978 tons. Intensified competitive pressures due to capacity additions contributed to the decrease in sales and shipments of industrial products. The average net selling price for industrial products during the third quarter of fiscal 1999 was $457, down $26 per ton as compared to the same period of the prior year. This decrease for the third quarter was due primarily to declining steel prices.

Industrial products sales of $51.6 million decreased $8.7 million, or 14.6%, for the first nine months of fiscal 1999 as compared with the prior year period. Industrial product shipments decreased 9,456 tons, or 7.7%, from 122,654 to 113,198 tons. The average selling price for industrial products for the nine months ended June 30, 1999 was $456 per ton, a decrease of $36 per ton from the prior year. These decreases were a result of the same market conditions discussed above.

Cost of goods sold of $16.4 million decreased $1.5 million, or 8.3%, in the third quarter of fiscal 1999 from the prior year period of fiscal 1998. Gross profit for industrial products of $1.4 million decreased $584,000, or 29.9%. The decreased gross profits were due to lower selling prices and reduced operating efficiencies, partially offset by lower steel costs. Industrial gross profit margin percentage declined to 7.7% during the quarter ended June 30, 1999 from 9.9% during the prior year period.

Cost of goods sold of $47.0 million decreased $5.2 million, or 10.0%, for the first nine months of fiscal 1999 as compared with the prior year period. Gross profit for industrial products of $4.6 million decreased $3.4 million, or 42.9%. Industrial products gross profit percentage was 8.9% for the first nine months of fiscal 1999 as compared to 13.3% for the first nine months of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 30, 1999 was $37.7 million and the ratio of current assets to current liabilities was 2.2 to 1.0, as compared to September 30, 1998 when working capital was $60.4 million and the ratio of current assets to current liabilities was 3.3 to 1.0. The decrease in working capital was due principally to a $15.7 million decrease in inventory and an $8.4 million increase in accounts payable, partially offset by a $1.4 million decrease in deferred revenue and a $2.2 million decrease in accrued expenses and other liabilities. The above changes in inventory and deferred revenue are due primarily to the decreased volume of energy business. The change in accounts payable is due to the recent increase in steel purchasing activity. Cash provided by operating activities was $17.3 million for the nine months ended June 30, 1999.

Cash used by financing activities was $5.6 million for the nine months ended June 30, 1999. Outstanding borrowings on the Company's Revolving Credit Facility decreased $5.1 million primarily due to the reduction in inventory. The Company's other long-term indebtedness, including current maturities, was reduced by approximately $516,000.

The Company's capital budget for fiscal 1999 has been reduced to approximately $13 million, of which $12.0 million was expended during the nine months ended June 30, 1999. Such amount includes progress payments of $2.6 million related to a new furnace for the Company's cold drawn mechanical tube facility. Because the Company will lease the furnace, these progress payments will be reimbursed to the Company prior to fiscal year end. In addition to completing the Company's cold drawn mechancial tube facility, the budgeted funds are also being utilized principally to acquire equipment for the Company's other manufacturing facili-ties and to purchase and install a new enterprise resource planning system. As of June 30, 1999, the Company had an additional $900,000 committed for the pur-chase of equipment.

The Company expects that it will meet its ongoing working capital and capital expenditure requirements from a combination of cash flows from operations, which constitutes its primary source of liquidity, and available borrowings under its Revolving Credit Facility. The Revolving Credit Facility provides for maximum borrowings up to the lesser of the eligible borrowing base or $50 million, and bears interest at either the prevailing prime rate or an adjusted Eurodollar rate, plus an interest margin, depending upon certain financial measurements. The Revolving Credit Facility was amended as of March 31, 1999 to revise certain financial covenants contained therein in order to reflect the current economic environment in the Company's energy related markets and to provide additional availability in the Company's borrowing base. The Amended Revolving Credit Facility is secured by the Company's accounts receivable, inventories and equipment and will expire on September 30, 2003. As of June 30, 1999, the applicable interest rate under the Revolving Credit Facility was 7.0 percent per annum. The Company had $17.5 million in unused availability under the Amended Revolving Credit Facility and had $485,000 in cash and cash equivalents at June 30, 1999.

YEAR 2000 READINESS DISCLOSURE

The Company is in the implementation phase of its conversion to a new Year 2000 compliant enterprise resource planning system which will replace and upgrade many of the Company's older information systems, some of which are not year 2000 compliant. The integrated information provided by this new system will enhance the Company's ability to make more informed decisions regarding sales and inventory, optimize inventory levels and minimize costs. Implementation is now expected to be fully completed by the Company's first fiscal quarter of 2000. The total cost of the system implementation, including the cost of software and related internal cost, is expected to be $5.0 million, of which approximately $3.9 million has been expended through June 30, 1999. In addition, the Company is performing a separate evaluation of its other systems for Year 2000 compliance and is contacting its significant customers, suppliers and vendors to determine their Year 2000 compliance. Business interruption caused by these suppliers could negatively impact the Company's operations. These evaluations and the conversion of these systems (if necessary) are also expected to be fully completed in the same time frame as the implementation of the Company's new enterprise resource planning system and the cost of these activities is not expected to be material.

Although the Company believes that the plans described above will address its Year 2000 issues and as a result, the Company will not be significantly impacted by the Year 2000, the Company has established a contingency plan to address non-compliance issues. This plan involves the utilization of various manual proce-dures that bypass computer applications and may be utilized in the event of a significant system shutdown or if the Company faces problems with its customers, suppliers or vendors. If the Company is required to implement its contingency plan, such action could have an adverse effect on its operations, liquidity and financial condition.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

MAVERICK TUBE CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)     Exhibit No.                                 Description

10                      Amended Revolving Credit Agreement


27 Financial Data Schedule


(b) Reports on Form 8-K. No reports on Form 8-K were filed during the three month period ended June 30, 1999.







SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    Maverick Tube Corporation
                                                          (Registrant)



Date:  August 16, 1999                                /s/ Gregg Eisenberg
                                                          Gregg Eisenberg
                                           President and Chief Executive Officer
                                                   (Principal Executive Officer)


Date:  August 16, 1999                               /s/ Barry Pearl
                                                         Barry Pearl
                                                    Chief Financial Officer
                                                   (Principal Financial Officer)




                                 EXHIBIT INDEX


EXHIBIT NO.             DESCRIPTION


     10             Amended Revolving Credit Agreement

     27             Financial Data Schedule