Form 10-K
period 1999-09-30
MAVERICK TUBE CORPORATION
filed 1999-12-16
CIK 869087

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For The Fiscal Year Ended September 30, 1999.
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the transition period from _____________ to ______________.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the 17,603,072 shares of Common Stock held by non-affiliates of the Registrant as of December 9, 1999 was $374,065,280 based upon the closing price as reported on the NASDAQ National Market on that date. As of December 9, 1999, the Registrant had 17,768,474 outstanding shares of Common Stock.
                       _________________________________

                      DOCUMENTS INCORPORATED BY REFERENCE

As provided herein, portions of the documents listed below are incorporated herein by reference:

Document                                                        Part - Form 10-K
Annual Report to Stockholders for the Fiscal
  Year Ended September 30, 1999                               Parts I, II and IV
Proxy Statement for the 2000 Annual Meeting of Stockholders             Part III


                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES

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

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV.

Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                 FORM 8-K

               SIGNATURES

               EXHIBIT INDEX



We make forward-looking statements in this Form 10-K and in our public documents that are incorporated by reference, which represent our expectations or beliefs about future events and financial performance. You can identify these statements by forward-looking words such as "expect," "believe," "anticipate," "goal," "plan," "intend," "estimate," "may," "will" or similar words. Forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, including:

* oil and gas price volatility;
* steel price volatility;
* domestic and foreign competitive pressures;
* fluctuations in industry-wide inventory levels;
* the presence or absence of governmentally imposed trade restrictions;
* asserted and unasserted claims;
* our ability and the ability of entities with which we do business to modify or redesign our and their computer systems to work properly in the year 2000; and
* those other risks and uncertainties discussed in Exhibit 99.1 of this Form 10-K and elsewhere in this and our other filings with the Securities and and Exchange Commission.

In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. In addition, actual results could differ materially from those suggested by the forward-looking statements. Accordingly, you should not place undue reliance on the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1

BUSINESS

General

As used herein, unless the context otherwise requires, the terms "we," "us," "our" or "Maverick" refer to Maverick Tube Corporation and its subsidiaries.

Maverick Tube Corporation, together with its three subsidiaries Maverick Investment Corporation, Maverick Tube, L.P. and Maverick Tube International, Inc. comprise the entire corporate entity. Maverick Tube Corporation was incorporated in Missouri in 1977 and reincorporated in Delaware in 1987.
Maverick Investment Corporation and Maverick Tube, L.P. are both Delaware entities while Maverick Tube International, Inc. is incorporated in Barbados.

In October 1997, we contributed the operating assets and related liabilities of our two operating divisions (i.e. our Texas Division and our Arkansas Division), which constituted substantially all of our assets and liabilities, to Maverick Tube, L.P., a limited partnership (the "Operating Company"). Maverick Tube Corporation holds a 5% equity interest in the Operating Company as its sole general partner. Maverick Investment Corporation, a wholly-owned subsidiary of Maverick Tube Corporation, holds a 95% equity interest in the Operating Company as its sole limited partner. This restructure was effected to more accurately reflect the manner in which we conduct our business. As a result of this re-structure, Maverick now conducts substantially all of its operations through the Operating Company.

Our Company

We are a leading domestic producer of tubular steel products used in energy and industrial applications. We manufacture "oil country tubular goods," which are steel tubular products used in the completion and production of oil and natural gas wells. We also serve the energy industry by manufacturing line pipe, which is used primarily in the transportation of oil and natural gas. For industrial applications, we manufacture structural tubing and standard pipe. We also recently began producing "cold drawn tubing" in our industrial products segment, which is used as a component of high quality products that require close tolerances. During fiscal 1999, energy products accounted for approximately 59% of our total revenues.

To further our growth and enhance our ability to compete in our energy and industrial businesses, we plan to expand our current product lines to include larger diameter pipe and tubing products. As the focal point to this expansion, we intend to construct and equip a new large-diameter facility immediately adjacent to our current facilities in Hickman, Arkansas, at an estimated cost of $40.0 million. We have chosen this strategic location for the new facility to achieve significant cost-saving advantages. These advantages include:

* utilization of lower-cost, non-union labor;
* access to rail, truck and barge transportation;
* proximity to the Nucor Corporation steel mill, Maverick's primary steel supplier; and
* shared overhead.

Based principally on historical product relationships and our assumptions about markets, we estimate that our current product size range allows us to compete for approximately 49% of the total tons consumed in all of the markets we serve. Similarly, we estimate that our expansion into the production of larger diameter pipe and tubing products should allow us to compete for approximately 67% of the total tons consumed in these markets. This represents an estimated increase of approximately 37% of the total tons consumed for which we can compete in the markets we serve. We believe we will begin limited production of select industrial and energy products at the new facility by July 2000 with full production capability of all products by October 2000.

The following table summarizes our current manufacturing facilities and the products they produce:


      Facility                    Products                      Sizes (1)

    Hickman, Arkansas           Oil country tubular goods     1 1/2" - 5 1/2"
                                Line pipe                     1 1/2" - 5 9/16"
                                Standard pipe                 2" - 5"

    Hickman, Arkansas           Structural tubing             1 1/2" - 8"

    Conroe, Texas               Oil country tubular goods     4 1/2" - 9 5/8"
                                Line pipe                     4 1/2" - 8"
                                Structural tubing             4 1/2" - 8"
                                Standard pipe                 6" - 8"

    Beaver Falls, Pennsylvania  Cold drawn tubular products   1 7/8" - 12"


(1) Represents outside diameter measurement. Structural tubing can have a square, rectangular or round cross-section.

For information with regard to total revenue, operating profit or loss and identifiable assets attributable to each of the energy and industrial product segments, see Note 11 to the Consolidated Financial Statements on page 24 of our Annual Report to Stockholders for the Fiscal Year Ended September 30, 1999 ("1999 Annual Report"), portions of which are filed as Exhibit 13, hereto.

Our Business Strategy

Increase Market Share By Expanding Our Existing Product Lines. We believe that the expansion of our product lines in both the energy and industrial segments of our business will allow us to increase our market share by capitalizing on our existing customer relationships to market additional products. Our planned construction and equipping of the new large-diameter facility is an important part of this strategy.

Identify And Enter New Markets. We continually seek and make acquisitions and capital expenditures to enter new markets as evidenced by our entry into the structural tube market in 1994, our recent entry into the cold drawn tubular market and our planned expansion of our product lines. We intend to seek additional opportunities to expand our business to new markets where we believe we can compete effectively and profitably.

Continually Improve The Efficiency Of Our Manufacturing Process. We intend to continue to pursue our objective of being a low-cost, high-volume producer of quality steel tubular products by seeking to:

* maintain product manufacturing cost controls;
* maximize production yields from raw materials;
* make capital expenditures designed to lower costs and improve quality;
* minimize unit production costs through effective utilization of plant capacity; and
* minimize freight costs.

Deliver Quality Products And Service To Our Customers. We believe that we have achieved an excellent reputation with our existing customers. We intend to continue to build long-term customer relationships with new and existing customers by seeking to:

* offer broad-based product lines;
* focus on product availability;
* deliver competitively priced quality products; and
* provide a high level of customer support before and after the sale.

The Energy Pipe Industry

General. Oil country tubular goods consist of drill pipe, production casing, surface casing and production tubing. Drill pipe is used and may be reused to drill wells. Production casing forms the structural wall in oil and gas wells to provide support and prevent caving during drilling operations and is generally not removed after its has been installed in a well. Surface casing is used to protect water-bearing formations during the drilling of a well. Production tubing is placed within the casing and is used to convey oil and natural gas to the surface and may be replaced during the life of a producing well.

The domestic oil country tubular goods market is affected by several factors, the most significant being the number of oil and natural gas wells being drilled. The level of drilling activity is largely a function of current prices for oil and natural gas and the industry's future price expectations. The prices are determined by various supply and demand factors, such as consumption levels, current inventory levels, weather, import levels, production economics and future expectations. The following chart shows the price of oil and natural gas since October 1996:

                         WTI Oil Price     Avg. U.S. Natural Gas Price

     10/96                    $24.90              $2.12
     11/96                    $23.79              $2.76
     12/96                    $25.27              $3.77
     1/97                     $25.23              $3.56
     2/97                     $22.61              $2.44
     3/97                     $22.54              $1.77
     4/97                     $19.60              $1.88
     5/97                     $20.87              $2.09
     6/97                     $19.30              $2.13
     7/97                     $19.46              $2.09
     8/97                     $19.97              $2.29
     9/97                     $19.77              $2.72
     10/97                    $21.56              $2.94
     11/97                    $20.57              $3.17
     12/97                    $18.54              $2.29
     1/98                     $16.58              $2.08
     2/98                     $16.54              $2.08
     3/98                     $15.11              $2.17
     4/98                     $15.47              $2.37
     5/98                     $15.09              $2.13
     6/98                     $13.76              $2.05
     7/98                     $14.04              $2.19
     8/98                     $13.65              $1.84
     9/98                     $14.69              $1.83
     10/98                    $14.55              $1.91
     11/98                    $13.51              $2.01
     12/98                    $11.21              $1.69
     1/99                     $12.53              $1.80
     2/99                     $11.94              $1.71
     3/99                     $14.80              $1.69
     4/99                     $17.27              $1.99
     5/99                     $18.04              $2.21
     6/99                     $17.73              $2.22
     7/99                     $20.18              $2.18
     8/99                     $21.20              $2.70
     9/99                     $23.39              $2.58

The most commonly cited indicator of the level of domestic drilling activity is the Baker Hughes rig count which represents the number of active oil and natural gas rigs currently being operated in the U.S. Since July 1987, the Baker Hughes rig count hit a high in December 1990 of 1,179 rigs and a low in April 1999 of
488. However, by September 30, 1999, the active rig count increased 49.6% from this low to 730 rigs. The following chart shows the U.S. rig count at each month end since October 1996 and our shipments of oil country tubular goods for the same period:

                    Baker Hughes             Maverick Oil Country
                     Rig Count              Tubular Goods Shipments

     10/96               837                      25,658
     11/96               850                      19,655
     12/96               852                      26,873
     1/97                822                      21,492
     2/97                849                      23,957
     3/97                897                      22,799
     4/97                897                      23,182
     5/97                935                      24,924
     6/97                976                      28,125
     7/97                974                      30,156
     8/97                993                      28,255
     9/97              1,009                      32,355
     10/97               996                      28,117
     11/97               983                      26,797
     12/97             1,011                      32,398
     1/98                991                      23,177
     2/98                974                      19,514
     3/98                932                      20,599
     4/98                884                      16,133
     5/98                850                      16,480
     6/98                854                      14,807
     7/98                816                      13,814
     8/98                792                      15,591
     9/98                774                      14,719
     10/98               734                      13,058
     11/98               688                       8,294
     12/98               653                      15,619
     1/99                594                       8,959
     2/99                542                       7,784
     3/99                526                       9,227
     4/99                495                      11,159
     5/99                516                      14,213
     6/99                562                      16,575
     7/99                590                      16,728
     8/99                645                      18,796
     9/99                711                      24,822

The domestic oil country tubular goods market is also affected by the level of industry inventories maintained by manufacturers, distributors and end users. When customers draw-down on inventory rather than purchase new products, this has an adverse effect on the demand for new production. Conversely, when distributors and end users increase inventory levels, this has a positive effect on the demand for new production. For calendar years 1996 and 1997, increasing industry inventory levels added an estimated 4.3% and 14.6%, respectively, to oil country tubular goods demand for new production. However, for calendar year 1998, declining industry inventory levels satisfied 8.5% of oil country tubular goods consumption. Management believes that at September 30, 1999 industry inventories are at or below normal levels in relation to demand, as months of supply of inventory has decreased from 8.3 months at fiscal year end 1998 to 5.4 months at fiscal year end 1999, a decrease of 34.9%.

Import levels of foreign oil country tubular goods also significantly affect the domestic oil country tubular goods market. High levels of imports reduce the volume sold by domestic producers and tend to suppress selling prices. We believe that domestic import levels are affected by, among other things, overall world demand for oil country tubular goods, the trade practices of and government subsidies to foreign producers and the presence or absence of governmentally imposed trade restrictions in the U.S. Since 1986, the level of imports of oil country tubular goods from Canada and Taiwan has been reduced by the existence of duties imposed by the United States government. The U.S. International Trade Commission is in the process of reviewing these duties in 1999. In addition, since 1995, the level of imports of oil country tubular goods from Argentina, Italy, Japan, Korea and Mexico has also been reduced by the existence of anti-dumping duties. The U.S. International Trade Commission is scheduled to review these duties in 2000. If these duties expire or are renewed on a less stringent basis, we could be exposed to increased competition from imports.

The following table illustrates certain factors related to industry-wide domestic drilling activity, domestic oil country tubular goods consumption, shipments, imports and inventories during the calendar years presented:


                                              Year Ended December 31,
                                              ----------------------
                                               1998    1997    1996
                                              ----------------------
U.S. drilling activity
      Average rig count                         831     943     779
                                              =====   =====   ======
U.S. oil country tubular goods consumption
   (in thousands of tons):
      U.S. producer shipments                 1,217   2,097   1,742
      Imports                                   343     412     231
      Inventory (increase)/decrease             156    (349)    (84)
      Used pipe                                 111     223      78
                                             -----------------------
        Total U.S. consumption                1,827   2,383   1,967
                                             =======================


The rig count in the table is based on weekly rig count reporting from Baker Hughes, Inc. U.S. consumption of oil country tubular goods is based on our estimate of per rig consumption of oil country tubular goods multiplied by the Baker Hughes rig count. Total U.S. consumption (in thousands of tons) as reported by Pipe Logix, Inc., an independent domestic oil country tubular goods industry reporting service for calendar 1996, 1997 and 1998 was 1,775, 2,025 and 1,668, respectively. Imports are as reported by Duane Murphy and Associates in "The OCTG Situation Report." Inventory (increase)/decrease are management estimates based upon independent research by Duane Murphy and Associates. Inventory (increase)/decrease (in thousands of tons) as reported by Pipe Logix, Inc. for calendar years 1998, 1997 and 1996 was 136, (671) and (366), respectively. Used pipe quantities are calculated by multiplying 8.3 recoverable tubing and casing tons (as determined by independent research performed by Duane Murphy and Associates) by the number of abandoned oil and gas wells as determined by the completed wells per year as reported by the American Petroleum Institute adjusted for the net change in active wells as reported by World Oil. U.S. producer shipments are calculated using the above components.

Manufacturers produce oil country tubular goods in numerous sizes, weights, grades and end finishes. We believe that most oil country tubular goods are produced to American Petroleum Institute specifications. The grade of pipe used in a particular application depends on technical requirements for strength, corrosion resistance and other performance qualities. Oil country tubular goods are generally classified into groupings of "carbon" and "alloy" grades. Carbon grades of oil country tubular goods have yield strength levels of 75,000 pounds per square inch or less and are generally used in oil and natural gas wells drilled to depths less than 8,000 feet. Alloy grades of oil country tubular goods have yield strength levels of 75,000 pounds per square inch or more and are generally used in oil and natural gas wells drilled to depths in excess of 8,000 feet, or for high temperature wells, highly corrosive wells or critical applications.

Carbon and alloy grades of oil country tubular goods are available from both electric resistance welded and seamless pipe producers. Electric resistance welded pipe is produced by processing flat rolled steel into strips which are cold-formed, welded, heat-treated or seam-annealed and end-finished with threads and couplings. Seamless products are produced by individually heating and piercing solid steel billets into pipe and then end finishing such pipe into oil country tubular goods in a manner similar to electric resistance welded pipe. We believe that the seamless manufacturing process involves higher costs than the welded process and that, as a result, seamless products are generally priced higher than comparable welded products.

Based on published industry statistics, electric resistance welded products, which did not have significant market penetration prior to the mid-1970's, now account for approximately half of the tonnage of domestic oil country tubular goods consumed annually. We believe electric resistance welded products have captured a significant majority of the carbon grade oil country tubular goods market, while seamless products retain a significant majority of the alloy grade oil country tubular goods market. We also believe that further significant market penetration of welded products will depend upon increased market acceptance of welded products and technological advances in the types of raw materials and equipment utilized in the electric resistance welding process.

Line pipe products are used for surface production flow lines, gathering systems and pipeline transportation and distribution systems for oil, natural gas and other fluids. Line pipe is produced in both welded and seamless form. Line pipe markets are dependent not only on the factors which influence the oil country tubular goods market, but also on the level of pipe line construction activity, line pipe replacement requirements, new residential construction and utility purchasing programs.

Our Products. We manufacture oil country tubular goods used for production tubing, production casing and surface casing, and we also manufacture line pipe. We do not make drill pipe. We produce all of our oil country tubular goods and line pipe using only the electric resistance welding process.

The following table shows our oil country tubular goods and line pipe shipments in tons, net sales and as a percentage of overall net sales measured in dollars:


                  Oil Country Tubular Goods               Line Pipe
               -------------------------------    ------------------------------
                          Net Sales    % of                Net Sales     % of
Period          Tons       (000's)   Net Sales     Tons     (000's)    Net Sales
-----------    -------    ---------  ---------    ------   ---------   ---------
Fiscal 1999    165,200    $ 93,331     54.1%      19,758    $ 8,533      4.9%
Fiscal 1998    242,146     173,329     65.3       21,097     11,496      4.3
Fiscal 1997    308,427     208,932     71.8       26,501     14,947      5.1


Our decreased sales of oil country tubular goods in fiscal 1998 were due to declining demand and a smaller industry inventory increase. Our decreased sales of oil country tubular goods in fiscal 1999 were due to declining demand and draw-downs of industry inventories. Our decreased sales of line pipe in fiscal 1998 and 1999 were due in large part to competition from imported pipe.

Our energy products meet or exceed applicable American Petroleum Institute standards. In addition, similar to other producers, we manufacture oil country tubular goods in custom or proprietary grades. We design and engineer our custom and proprietary oil country tubular goods to be used in similar applications as products meeting American Petroleum Institute standards and to provide performance features comparable to products meeting those standards. We warrant our American Petroleum Institute casing and tubing to be free of defects in material or workmanship in accordance with the Institute's applicable specifications. In addition, we warrant our proprietary grade products to be free of defects in accordance with our published standards. We have not incurred significant costs in connection with these warranties. We maintain insurance coverage against potential claims in an amount which we believe to be adequate.

We manufacture finished goods in both carbon and alloy steel grades. Virtually all of our products are fully completed or "end-finished" at our facilities. In contrast, some of our competitors outsource the end-finishing of their products or do not end-finish their products at all, thus adding to their freight and handling costs. The end-finish process includes, as appropriate, upsetting, beveling, threading, pressure testing and the application of couplings. Our fully finished oil country tubular goods are ready to be installed in oil or natural gas wells. By end-finishing our products, we are better able to control quality, cost and service to customers. Both of our energy facilities provide heat-treatment capabilities necessary for the production of alloy grade pipe. Our alloy grade tubing and casing products accounted for 24%, 24% and 21% of the tons of energy products sold in fiscal 1999, 1998 and 1997. Carbon grade tubing and casing accounted for the balance of these tons.

We manufacture oil country tubular goods and line pipe ranging in size from 1 1/2" to 9 5/8" in outside diameter. Excluding drill pipe, which we do not manufacture, approximately 61% of the total oil country tubular goods and line pipe tonnage produced in the western hemisphere in calendar 1997 fell into this size range. Approximately 19% of the total tonnage produced was greater than 9 5/8" through 16" in outside diameter, and the remaining 20% was outside this size range.

Our planned construction and enhancement of the large-diameter facility will enable us to manufacture oil country tubular goods and line pipe in sizes ranging from 1 1/2" to 16" in diameter. This capability will broaden our pro-duct line of oil country tubular goods and line pipe. We expect the product line expansion to allow us to increase market share by selling to our existing customers with minimal increases in cost, improve our bargaining position with existing distributors and increase complementary product sales of existing pro-ducts by offering larger sizes.

Marketing. We sell oil country tubular goods and line pipe primarily throughout the United States and Canada to numerous distributors, which then resell the pipe to major and independent oil and natural gas production, gathering and pipeline companies. Sales to Canadian customers in fiscal 1999, 1998 and 1997 were $11.3 million, $17.9 million and $26.3 million, respectively. Sales to other foreign customers in fiscal 1999, 1998 and 1997 made up an additional $200,000, $900,000 and $400,000, respectively. Our marketing philosophy emphasizes delivering competitively priced quality products and providing a high level of service to our customers. With the completion of our new large diameter facility, we plan to also market ourselves as a broad line supplier of oil country tubular goods and line pipe products. We maintain inventories of finished goods that are housed at both of our production facilities and at field locations close to the areas of drilling activity which allows us to provide timely delivery of our products.

As of September 30, 1999 and 1998, our backlog orders (including bill and hold orders not yet shipped) for oil country tubular goods and line pipe products were approximately $47.6 million and $19.5 million, respectively. All of the backlog orders as of September 30, 1999 are expected to be filled by the end of fiscal 2000. We consider only $3.7 million and $3.6 million of our backlog orders, respectively, to be firm as remaining orders may generally be cancelled without penalty. Our backlog orders, as of any particular date, may not be in-dicative of our actual operating results for any fiscal period. We cannot give any assurance that the amount of backlog at any particular date will ultimately be realized.

At June 1, 1999 the average price we charged for our oil country tubular goods had decreased to $559 per ton from $665 per ton in November 1998 and $760 per ton in late 1997. At September 30, 1999 the average price charged increased to $579 per ton due to a price increase of $20 per ton effective June 30, 1999. On September 1, 1999, we increased the price of our oil country tubular goods another $80 per ton. These increases have allowed us to increase our price per ton to levels close to the November 1998 level or just over one-half of the total decrease since late 1997. We cannot assure you that any of our price increases will hold.

In fiscal 1999, four distributors, including National-Oilwell, Inc. combined to become Sooner Pipe & Supply Corp. ("Sooner"), one of the largest distribu-tors of oil country tubular goods. Sooner accounted for 13% of our net sales for fiscal 1999. Also, in fiscal 1999, another distributor, McJunkin Appalachian Oilfield accounted for an additional 13%of our net sales. In fiscal 1998 and 1997, one distributor, National-Oilwell, Inc., accounted for 14% of our net sales in each year. In fiscal 1997, another distributor, Master Tubulars, Inc., accounted for 11% of our net sales. We currently use several distribu-tors and believe that additional qualified distributors are available to assist us in meeting the end-users' needs. While we believe that we could replace any one distributor, including Sooner or Master Tubulars, with other qualified distributors, the loss of Sooner or Master Tubulars could have a material ad-verse effect on our net sales or results of operations.

Manufacturing. We manufacture oil country tubular goods and line pipe products at our facilities in Hickman, Arkansas and Conroe, Texas. We believe we will begin limited production of select industrial and energy products at our new large diameter facility adjacent to our Hickman, Arkansas facilities, by July 2000 with full production capability of all products by October 2000. The facilities are strategically located to serve the energy markets in the United States. We can currently produce at a consolidated maximum rate of approximately 669,000 tons of finished products per year with approximately 477,000 tons currently dedicated to energy related products. After completion of our new large-diameter facility, we expect these amounts to increase to 919,000 tons and 627,000 tons per year, respectively. We operated our energy facilities at a capacity utilization of approximately 40% during fiscal 1999 and approximately 55% during fiscal 1998.

In order to control our manufacturing costs, we attempt to maximize production yields from purchased steel and reduce unit labor costs. In fiscal 1999 and fiscal 1998, purchased steel represented approximately 61% and 67%, respectively, of our cost of goods sold. For fiscal 1999 and fiscal 1998, direct and indirect labor costs accounted for approximately 12% and 10%, respectively, of our cost of goods sold. We control labor costs by automating some of our activities and by seeking to optimize product throughput and scheduling. We maintain an innovative compensation plan at our Hickman, Arkansas and Conroe, Texas facilities, whereby employees receive quarterly bonuses for superior productivity and cost savings. In addition, some employees are eligible to receive annual profitability bonuses based on our consolidated earnings. The maximum achievable incentives and bonuses range from 15% to 75% of an employee's salary and wages.

During fiscal 1999 and fiscal 1998, we spent $3.0 million and $7.5 million, respectively, on new capital equipment for our energy facilities. Our capital budget for fiscal 2000 is $4.0 million. We expect these capital expenditures to result in manufacturing cost savings, quality improvements and/or expanding or maintaining production capabilities and product lines. In addition, we expect to spend approximately $40.0 million to construct and equip the new large-diameter facility that will produce, in part, oil country tubular goods and line pipe in larger sizes than we currently produce.

Competition. The suppliers of oil country tubular goods and line pipe products face a highly competitive market. We believe that the principal competitive factors affecting our business are price, quality, delivery, availability and service. We believe we enjoy an excellent reputation for quality products and outstanding customer service. We compete with several domestic and numerous foreign producers of oil country tubular goods, some of which have greater financial resources than we do. In the oil country tubular goods market, our more significant competitors are Lone Star Steel Company and Newport Steel Company, which produce electric resistance welded pipe, and United States Steel Corporation and North Star Steel Company, which primarily produce seamless pipe. We also compete in the line pipe market with these same competitors, and with foreign producers of oil country tubular goods, most of which are units of large foreign steel makers. During calendar years 1997 and 1998 and the first nine months of 1999, we estimate that domestic oil country tubular goods market pene-tration of tons consumed by imports was 17.3%, 18.8% and 9.0%, respectively.


The Structural Tube and Standard Pipe Industry

General.  Our structural tubing products are used in the following applications:

* construction, including handrails, building columns and bridge frames;
* transportation, including boat trailers;
* agricultural, including farm implement components and tillage equipment;
* material handling, including storage rack systems and conveying systems support; and
* recreational, including exercise equipment.

In addition, structural tubing is an attractive alternative to other structural steel forms, such as I-beams and H-beams. Structural tubing products offer strength and other product characteristics similar to beams, but with less steel content, resulting in lower costs to the end user in many applications.

Structural tubing and standard pipe are produced by processing flat rolled steel into strips which are cold-formed, welded and heat-treated or seam-annealed. The machinery and equipment used for the manufacture of structural tubing products are similar to that used for the manufacture of oil country tubular goods. Structural tubing and standard pipe are not, however, subject to the same degree of tolerances as are oil country tubular goods, which results in lower production costs related to testing and inspection than for oil country tubular goods. Moreover, structural tubing does not require end finishing, flash elimination for the welding process or seam-annealing. Because less finishing is required of structural tubing products as compared to oil country tubular goods, the average cost per ton to convert steel into structural tubing is significantly less than oil country tubular goods.

We believe that demand for structural tubing is influenced primarily by the level of general economic activity in the United States. We estimate that domestic consumption of structural tubing during calendar years 1998, 1997 and 1996 was 2.0 million, 1.9 million and 1.7 million tons, respectively.

Standard pipe products are used in industrial applications such as steam, water, air and gas lines, and plumbing and heating. As with structural tubing, we believe that demand for standard pipe is influenced primarily by the level of general economic activity in the United States. We estimate that domestic consumption of standard pipe during calendar years 1998, 1997 and 1996 was 2.6 million, 2.7 million and 2.6 million tons, respectively. In recent years, standard pipe has faced limited new competition from plastic pipe in certain applications.

Our Products. We produce square, rectangular and round structural tubing at our facilities in sizes ranging from 1 1/2 to 8" square and the equivalent sizes in rectangular and round tubing. Our products range from .120 to .0500 inches in thickness. Because of the large number of applications for structural tubing and standard pipe, the number of different products produced for the industrial market is considerably larger than that produced for the oil country tubular goods market. The annual capacity at our Hickman structural facility is approximately 192,000 tons. We were operating at approximately 86% of our structural capacity during fiscal 1998 and 67% of capacity during fiscal 1999.

The following table shows our structural tubing and standard pipe shipments in tons, net sales and as a percentage of overall net sales measured in dollars:

                       Structural Tubing                 Standard Pipe
                ------------------------------   ------------------------------
                          Net Sales    % of                Net Sales   % of
Period           Tons      (000's)   Net Sales    Tons      (000's)   Net Sales
-----------     -------   ---------  ---------   ------    ---------  ---------
Fiscal 1999     129,829    $56,369     32.7%     18,447     $ 8,414     4.9%
Fiscal 1998     142,779     68,892     26.0      22,196      11,632     4.4
Fiscal 1997     111,735     54,639     18.8      23,294      12,542     4.3


Completion of the new large-diameter facility will increase the size range of our structural tube and standard pipe offerings, thus allowing us to market a broader line of products for industrial applications. As a result of this new facility, we expect to gain additional complementary sales by offering larger sizes, while limiting the amount of additional expenses. We also believe this new facility will allow us to market ourselves as a broad line producer of structural tubing and standard pipe.

Marketing. The structural tubing and standard pipe markets are somewhat regional in nature, primarily because order sizes are smaller and lead-time requirements are shorter than for oil country tubular goods. We currently sell principally to distributors, but since fiscal 1997, we significantly increased our sales to large end-user customers. As in the case of oil country tubular goods, our marketing strategy emphasizes delivering competitively priced quality products and providing a high level of service to our customers. In addition, we expect our marketing ability will be enhanced by the addition of larger diameter pipe and tubing that we will produce upon completion of our large-diameter facility. Because the application of structural tubing and standard pipe products is diverse, and a short lead time is required for customer satisfaction, we maintain inventory levels, in terms of months of supply, comparable to those for oil country tubular goods. This finished goods inventory will consist of a larger number of items than in the case of oil country tubular goods. We use experienced manufacturing representatives in our sales efforts.

As of September 30, 1999 and 1998, our backlog of orders for structural tubing and standard pipe was $6.1 million and $5.5 million, respectively. All of the backlog orders as of September 30, 1999 are expected to be filled by the end of fiscal 2000. We do not consider any of our backlog orders to be firm as they may generally be cancelled without penalty. Our backlog orders as of any particular date may not be indicative of our actual operating results for any fiscal period. We cannot give any assurance that the amount of backlog at any given time ultimately will be realized.

Manufacturing. We are currently producing structural square and rectangular shaped tubing products in our structural tube facility located in Hickman, Arkansas. We are also currently producing structural round tubing products and standard pipe at our two energy facilities in Hickman, Arkansas and Conroe, Texas and expect to begin production of larger sized structural tubing and standard pipe upon completion of our large diameter facility to be located adjacent to our Hickman, Arkansas location by July 2000.

Based upon historical product relationships and our assumptions about the market, we estimate that the sizes of structural tubing products we currently are capable of manufacturing account for 85% of the domestic tonnage of all sizes of domestic structural tubing products consumed. Similarly, after completing the new large diameter facility, we estimate that we should be capable of manufacturing sizes that account for more than 97% of domestic tonnage consumed.

Based on an industry source, we believe that the types of standard pipe products we are capable of manufacturing account for approximately 25% of the domestic tonnage of all types of standard pipe products consumed. After completing the new large diameter facility, we expect to be capable of manufacturing more than 41% of the domestic tonnage of all sizes of products consumed.

Consistent with our manufacturing strategy for oil country goods production, we believe we are a low-cost, high-volume producer of quality structural tubing and standard pipe products. We believe that the application of our efficient manufacturing process originally developed for the production of oil country tubular goods, the labor costs at our Arkansas facility and the strategic location of the facility provide a conversion cost advantage relative to the majority of existing domestic structural tubing and standard pipe manufacturers.

During fiscal 1999 and fiscal 1998, we spent $1.5 million and $722,000, respectively, on additional equipment needed for manufacturing of structural tubing and standard pipe products. Our capital budget for fiscal 2000 is $3.0 million. We expect these capital expenditures to result in manufacturing cost savings and quality improvements.

Competition. Although a significant market for structural tubing is located within a 400 mile radius of our Hickman structural facility, no other major structural tubing facility is currently located within this area. Foreign competition, primarily from Canada, represented 23%, 22% and 23% of total domestic sales of structural tubing in calendar years 1998, 1997 and 1996, respectively. We compete primarily against several domestic and numerous foreign producers of structural tubing. Our more significant structural tube competitors are Leavitt Tube Company, Inc., Welded Tube Corporation of America, Copperweld, Bull Moose Tube Corporation and Ex-L-Tube, Inc.

A significant market for standard pipe also exists. Foreign competition has had a large presence in the standard pipe market. Foreign competition represented approximately 31%, 24% and 25% of total domestic sales of standard pipe in calendar years 1998, 1997 and 1996, respectively. Our more significant standard pipe competitors are Wheatland Tube Company, Armco, Inc., Sawhill Tubular Division, Laclede Steel Company and IPSCO Tubulars, Inc.

We believe that the principal competitive factors affecting our structural tubing and standard pipe businesses are price, product availability, delivery and service.

The Cold Drawn Tubing Market

General. The cold drawn tubing market is made up of mechanical or pressure tubing used for applications that require closer tolerances and/or a better surface finish than ordinary electrical resistance welded or seamless tubing. The following table describes some of these applications:

Industrial Uses               Oilfield Uses              Consumer Uses
-------------------------     ----------------------     --------------------
Hydraulic, pneumatic          Mud pumps                  Motorcycle forks
   and gas cylinder stock
                              Precision pumps            Exercise equipment
Power takeoff and auger
   shafts                     Perforating tubes          Office furniture

Electric motor housings       Subsurface pump shells     Playground equipment

Conveyor rollers              Coupling stock             Bicycles

Axles                                                    Boat trailers


Cold drawn tubing starts with either a plain-end electric resistance welded or seamless tube. The source tube is then pulled through a die and over a mandrel to create precise outside and inside diameters or wall tolerances and to create a smoother finish.

The cold drawn tubing market is driven primarily by the general economy. Other factors include agricultural prices and infrastructure construction due to the large quantity of cold drawn tubing consumed in cylinder manufacturing for agriculture and construction machinery. We believe the market size is currently about 516,000 tons per year. Imports have typically satisfied 5% of consumption.

The market is made up of three segments based upon outside diameter and wall thickness of the tube, as follows:

                           Outside Diameter            Wall Thickness
                           -----------------           --------------
        Group 1            through 4"                  through .134"
        Group 2            4" through 7 1/2"           through .320"
        Group 3            above 7 1/2"                all

Our Products. We primarily manufacture and sell cold drawn tubing products in the Group 2 and Group 3 market segments as shown above. As of September 30, 1999, the sales of our cold drawn tubing products had not reached material levels.

Marketing. Our current customer base for cold drawn tubing is primarily made up of service centers. Generally, because cold drawn tubing products are components of larger products, order sizes range from 5,000 to 10,000 pounds, which is smaller than our typical order sizes for structural tubing or oil country tubular goods. We almost always manufacture cold drawn tubing products to order resulting in a finished goods inventory that is smaller than our finished goods inventory of structural or energy products. Currently, the industry lead time for cold drawn tubing is approximately six to seven weeks.

As of September 30, 1999, our backlog of cold drawn tubing orders was approximately $900,000. We do not consider any of our backlog firm. Our backlog orders as of any particular date may not be indicative of our actual operating results for any fiscal period. We cannot give any assurance that the amount of backlog at any given time ultimately will be realized.

Manufacturing. In fiscal 1998, we acquired the assets used in the production of cold drawn tubular products at our production facility in Beaver Falls, Pennsylvania. This facility began production during the first quarter of fiscal 1999. We expect to supply approximately 75% of this facility's raw material requirements from our other production facilities. We purchase the remainder from outside sources, which include both smaller diameter pipe that is less than 1 9/10" and larger diameter pipe that is greater than 10", and seamless pipe.

During fiscal 1999, we spent approximately $2.7 million on additional equipment for the Beaver Falls facility. Our capital budget for fiscal 2000 is $2.0 million. We expect these capital expenditures to result in manufacturing cost savings and quality improvements. We currently have approximately 75,000 tons of drawing capacity annually.

Competition. A significant market for drawn tubing is located within a 500 mile radius of the Pennsylvania facility. Our primary competitors in this market are Alliance Midwest, Copperweld, Lone Star Steel, LTV, Metal Matic, Pacific Tube, Plymouth Tube, Pittsburgh Tube, Vision Metals and Webco. We believe that the principal competitive factors affecting our drawn tubular products are price, quality, product availability, delivery and service.

Raw Materials

We make all steel purchases at our headquarters in order to optimize pricing, quality, availability and delivery of our raw materials. During 1998, we consumed approximately 2.0% of the total amount of hot rolled steel produced in the United States. Accordingly, we believe that we are generally considered to be a significant purchaser by our steel suppliers. We maintain favorable working relationships with our steel suppliers and believe that we are treated favorably with respect to volume allocations and deliveries. We presently purchase the majority of our steel from several domestic suppliers, with approximately 75% of consolidated purchases made from Nucor Corporation. Nucor's mill in Hickman, Arkansas is directly connected by rail to our Hickman facilities, thus eliminating our raw material freight costs for raw materials purchased from Nucor. To date, we have not experienced any significant disruption in our supply of raw materials.

Employees

As of September 30, 1999, we employed approximately 1,035 persons, of whom approximately 20% were salaried and approximately 80% were employed on an hourly basis. None of our employees are represented by a union. We consider our employee relations to be excellent.


ITEM 2

PROPERTIES

We lease approximately 40,000 square feet of office space in Chesterfield, Missouri for our executive offices under a lease which expires in 2008. We use 110 acres of our 160 acre site in Hickman, Arkansas for two facilities with approximately 315,000 square feet of oil country tubular goods manufacturing and storage space which utilizes 55 acres. A 275,000 square foot structural tube manufacturing plant is located adjacent to the existing oil country tubular goods facility. Approximately 120,000 square feet of this facility is utilized for manufacturing with the remainder used for inventory and material storage and shipping. We occupy both facilities under separate leases, each providing us an option to purchase which is exercisable on the expiration dates of the leases. The expiration dates are August 1, 2007 for the oil country tubular goods facility and February 1, 2004 for the structural tube facility. Approximately 50 acres remain in Hickman, Arkansas for future expansion, including the 40 acres required for the new large-diameter facility. We also own 117 acres and a 244,000 square foot manufacturing facility located in Conroe, Texas. Of the 117 acres, approximately 30 acres is used for manufacturing and storage and 60 acres is available for future expansion. We lease a 21 acre site and a 370,000 square foot manufacturing facility in Beaver Falls, Pennsylvania for the production of cold drawn tubing, with an option to purchase which is exercisable on September 17, 2001 which is the expiration date of the lease. Each manu-facturing facility operated by Maverick is served by truck, has its own rail spur, other than the Beaver Falls facility, and is within close proximity of barge facilities.

We believe each of our facilities is in good condition, is adequately insured and is adequate and suitable for our planned level of operations.


ITEM 3

LEGAL PROCEEDINGS

General. From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of our business. We maintain insurance coverage against potential claims in an amount which we believe to be adequate. We believe that we are not presently a party to any litigation in which the outcome would have a material adverse effect on our business or operations.

Environmental Matters. We are subject to federal, state and local environmental laws and regulations concerning, among other things, waste water disposal and air emissions. We believe we are currently in compliance with all applicable environmental regulations.


ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted, during the fourth quarter of fiscal 1999 covered by this report, to a vote of our security holders through the solicita-tion of proxies or otherwise.

ITEM 4A

OUR EXECUTIVE OFFICERS

Name    Age     Title
-------------------------------------------------------------------------------
Gregg M. Eisenberg      49    Chairman of the Board, President and
                                Chief Executive Officer

Barry R. Pearl          50    Vice President - Finance and Administration,
                                Treasurer, Secretary and Chief Financial Officer

Sudhakar Kanthamneni    52    Vice President - Manufacturing and Technology

T. Scott Evans          52    Vice President - Commercial Operations

Set forth below are descriptions of the backgrounds of our executive officers and their principal occupations for at least the last five years:

Gregg M. Eisenberg has served as Chairman of the Board since February 1996. He has served as President, Chief Executive Officer and a director of Maverick since 1988. Prior to joining Maverick in 1983, he was employed with Central Steel Tube Company for six years. He is a former director and past chairman of the Committee on Pipe and Tube Imports.

Barry R. Pearl has served as Vice President - Finance and Administration, Treasurer, Secretary and Chief Financial Officer since June 1998. He was formerly employed by Santa Fe Pacific Pipeline Partners, L.P. in Orange, California where he was the Senior Vice President and Chief Financial Officer from January 1995 until March 1998 and Senior Vice President, Business Development from 1992 to January 1995.

Sudhakar Kanthamneni has served as Vice President - Manufacturing and Technology of Maverick since August 1992. From May 1991 to August 1992, Mr. Kanthamneni served as Maverick's Vice President - Manufacturing. Prior to joining Maverick in 1987, he was employed with Central Steel Tube Company for ten years.

T. Scott Evans has served as Vice President - Commercial Operations of Maverick since September 1992. Prior to joining Maverick in 1988 as General Sales Manager, he was employed with Wolverine Tube Corporation. From January 1981 to June 1986, Mr. Evans was employed with Republic Steel Corporation.


                                    PART II

ITEM 5

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information regarding Maverick's Common Stock included on page 28 of the 1999 Annual Report under the caption "MARKET FOR OUR COMMON EQUITY AND RELATED STOCK-HOLDER MATTERS" is incorporated herein by this reference.


ITEM 6

SELECTED FINANCIAL DATA

Selected Financial Data included on page 27 under the caption "Historical Financial Information" of the 1999 Annual Report is incorporated herein by this reference.


ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations included on pages 12 through 17 of the 1999 Annual Report is incorporated herein by this reference.


ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, the notes thereto and the Report of Ernst & Young LLP included on pages 17 through 26 of the 1999 Annual Report are incorporated herein by this reference.


ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.



                                    PART III

ITEM 10

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated herein by reference from our definitive proxy statement which is being filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year. See also
Part I, Item 4A hereof.


ITEM 11

EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from our definitive proxy statement which is being filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.



ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated herein by reference from our definitive proxy statement which is being filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.


ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference from our definitive proxy statement which is being filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.


                                    PART IV

ITEM 14

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.     1.      Financial Statements
               The following  consolidated financial statements of Maverick Tube
               Corporation and Subsidiaries, included in the 1999 Annual Report, are incorporated herein by reference in Item 8:
                    Report of Independent Auditors.
                    Consolidated  Balance  Sheets as of  September  30, 1999 and
                       1998.
                    Consolidated  Statements of  Operations  for the years ended
                       September 30, 1999, 1998 and 1997.
                    Consolidated  Statements  of  Stockholders'  Equity  for the
                       years ended September 30, 1999, 1998 and 1997.
                    Consolidated  Statements  of Cash Flows for the years  ended
                       September 30, 1999, 1998 and 1997.
                    Notes to Consolidated  Financial  Statements as of September
                       30, 1999.

       2.      Financial Statement Schedule

               The  following   consolidated  financial  statement  schedule  of
               Maverick Tube Corporation and Subsidiaries is included with this Annual Report on Form 10-K:

                  Schedule II Valuation and Qualifying Accounts for the years ended September 30, 1999, 1998 and 1997.

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

       3.      Exhibits:
                        See Exhibit Index.

                    The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of this report:

                    Maverick  Tube  Corporation  Amended and Restated 1990 Stock
                      Option Plan
                    Maverick Tube  Corporation  Savings for  Retirement  Plan as
                      revised on January 1, 1993
                    Amended Maverick Tube Corporation 1994 Stock Option Plan Amended Maverick Tube Corporation Director Stock Option Plan Form of Deferred Compensation Agreement with Certain
                      Executive Officers
                    Employment Agreement with Barry R. Pearl
                    Form of Severance Agreement with Executive Officers

b.     Reports on Form 8-K:
                    No Reports of Form 8-K were filed during the fourth quarter of the Registrant's fiscal year ended September 30, 1999.

                   Maverick Tube Corporation and Subsidiaries

                Schedule II - Valuation and Qualifying Accounts
                                 (In thousands)

                                                               Additions
                                                        -----------------------
                                            Balance at  Charged to     Charged
                                            beginning    cost and      to other     Deductions       Balance at
Classification                               of year     expenses      accounts     (describe)       end of year
----------------------------------------------------------------------------------------------------------------
Year ended September 30, 1997:
  Deducted from asset accounts:
     Accounts receivable allowances           $  629        $ 44         $ --        $   285  (1)       $ 388
     Valuation allowance for deferred taxes   $1,147        $ --         $ --        $(1,147) (2)       $  --

Year ended September 30, 1998:
  Deducted from asset account:
     Accounts receivable allowances           $  388        $  3         $ --        $    --           $ 391

Year ended September 30, 1999:
  Deducted from asset account:
     Accounts receivable allowances           $  391        $151         $ --        $    --            $ 542


(1) Uncollectible accounts written off, net of recoveries.
(2) Resulted from the utilization of net operating and alternative minimum loss carryforwards and reevaluation of remaining deferred tax assets.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Maverick Tube Corporation
                                         (registrant)


December 15, 1999                           /s/ Gregg M. Eisenberg
                                  ---------------------------------------------
                                  Gregg M. Eisenberg, Chairman, President and
                                      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


December 15, 1999                       /s/ Gregg M. Eisenberg
                                  ----------------------------------------------
                                  Gregg M. Eisenberg, Chairman, President and
                                      Chief Executive Officer and Director
                                      (Principal Executive Officer)

December 15, 1999                       /s/ Barry R. Pearl
                                  ----------------------------------------------
                                  Barry R. Pearl, Vice President - Finance and
                                    Administration
                                    (Principal Financial and Accounting Officer)


December 15, 1999                       /s/ William E. Macaulay
                                  ----------------------------------------------
                                  William E. Macaulay, Director



December 15, 1999                       /s/ John M. Fox
                                  ----------------------------------------------
                                  John M. Fox, Director


December 15, 1999                       /s/ C. Robert Bunch
                                  ----------------------------------------------
                                  C. Robert Bunch, Director


December 15, 1999                       /s/ C. Adams Moore
                                  ----------------------------------------------
                                  C. Adams Moore, Director


December 15, 1999                       /s/ David H. Kennedy
                                  ----------------------------------------------
                                  David H. Kennedy, Director


December 15, 1999                       /s/ Wayne P. Mang
                                  ----------------------------------------------
                                  Wayne P. Mang, Director

                                  EXHIBIT INDEX
EXHIBIT                                                                     PAGE
NUMBER           DESCRIPTION                                              NUMBER

 3.1 Amended and Restated Certificate of Incorporation of the Registrant dated March 18, 1991, as amended by a Certificate of Amendment of Certificate of Incorporation dated September 1, 1998, filed herewith.

 3.2  Certificate of Designations of Rights, Preferences and Privileges of
      Series I Junior Participating Preferred Stock, incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-3, File No. 333-87045.

 3.3 Amended and Restated Bylaws of the Registrant, as amended, incorporated herein by reference to Exhibit 3.2 to the Registrant's
      Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (the "1998 Form 10-K").

 4.1  Shareholder Rights Agreement dated as of July 24, 1998 between the
      Registrant and Harris Trust and Savings Bank as Rights Agent incorporated herein by reference to Exhibit 1 of the Registrant's
      Form 8-A filed on August 5, 1998, as amended by the Registrant's
      Form 8-A/A (Amendment No. 1), filed on July 7, 1999.

 4.2 Form of Stock Certificate for Common Stock, incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, File No. 33-37363.

10.1 Lease and Agreement dated July 24, 1992, by and between the Registrant and the Arkansas Development Finance Authority (the
      "Authority"), incorporated herein by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.

10.2  Maverick Tube Corporation Amended and Restated 1990 Stock Option
      Plan, incorporated herein by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
      September 30, 1991.

10.3  Maverick Tube Corporation Savings for Retirement Plan effective on
      February 15, 1988, as amended, incorporated herein by reference to
      Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

10.4 Lease Agreement dated as of March 1, 1994, between the Authority, as lessor, and the Registrant as lessee, related to the Registrant's
      Arkansas Structural Facility, incorporated herein by reference to
      Exhibit 10.14 to the Registrant's Registration Statement on Form S-2,
      File number 33-80096.

10.5  First Supplemental Trust Indenture to Lease Agreement between the
      Authority, as lessor and the Registrant, as lessee relating to the Registrant's Arkansas Structural Facility, dated July 1, 1994, incorporated herein by reference to Exhibit 10.1 to the Registrant's
      Quarterly Report on Form 10-Q for the period ended June 30, 1994.

10.6 Supplement to the Second Term Loan Agreement dated December 15, 1994, incorporated herein by reference to Exhibit 10.16 of the Registrant's
      Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (the "1994 Form 10-K").

10.7 The Maverick Tube Corporation 1994 Stock Option Plan, incorporated herein by reference to Exhibit 10.17 of the 1994 Form 10-K.

10.8 The Maverick Tube Corporation Director Stock Option Plan, incorporated herein by reference to Exhibit 10.18 of the 1994
      Form 10-K.

10.9  Form of Deferred Compensation Agreement between the Registrant and
      Messrs. Gregg M. Eisenberg, T. Scott Evans and Sudhakar Kanthamneni dated October 1, 1995, incorporated herein by reference to Exhibit
      10.22 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (the "1996 Form 10-K").

10.10 Form of Severance Agreement dated December 10, 1998, by and among the Registrant and Gregg M. Eisenberg, Barry R. Pearl, Sudhakar
      Kanthamneni and T. Scott Evans, incorporated herein by reference to
      Exhibit 10.16 of the 1998 Form 10-K.

10.11 Amendment #1 to the Maverick Tube Corporation Director Stock Option
      Plan, incorporated herein by reference to Exhibit 10.24 of the 1996
      Form 10-K.

10.12 Amendment #1 to the Maverick Tube Corporation 1994 Stock Option Plan, incorporated herein by reference to Exhibit 10.21 of the Registrant's
      Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

10.13 Employment Agreement of Barry R. Pearl, incorporated herein by reference to Exhibit 10 of the Registrant's Quarterly Report on Form
      10-Q for the period ended June 30, 1998.

10.14 Agreement of Limited Partnership between the Registrant, Maverick
      Investment Corporation and Maverick Tube, L.P., incorporated herein by reference to Exhibit 10.13 of the 1998 Form 10-K.

10.15 Secured Credit Agreement ("Secured Credit Agreement") dated
      September 18, 1998, by and among the Registrant, Harris Trust and
      Savings Bank ("Harris Trust") and Mercantile Bank of St. Louis, N.A.
      ("Mercantile Bank"), incorporated herein by reference to Exhibit
      10.14 of the 1998 Form 10-K.

10.16 First Amendment to Secured Credit Agreement dated as of December 10,
      1998, incorporated herein by reference to Exhibit 10.17 of the 1998
      Form 10-K.

10.17 Second Amendment to Secured Credit Agreement dated as of June 30,
      1999, incorporated herein by reference to Exhibit 10 of the Registrant's Quarterly Report on Form 10-Q for the period ended
      June 30, 1999.

10.18 Third Amendment to Secured Credit Agreement dated as of December 8,
      1999, filed herewith.

13 Portions of Registrant's 1999 Annual Report to Stockholders which are incorporated by reference herein, filed herewith.

21    Subsidiaries of the Registrant, filed herewith.

23.1  Consent of Ernst & Young LLP, independent auditors, filed herewith.

27.1  Financial Data Schedule, filed herewith.

99.1  Risk Factors, filed herewith.