Form 10-Q
period 1999-12-31
MAVERICK TUBE CORPORATION
filed 2000-02-14
CIK 869087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)OF  THE SECURITIES
    EXCHANGE ACT OF 1934 For the Quarterly Period ended DECEMBER 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934 For the Transition Period From                   TO

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

Common Stock, $.01 Par Value - 17,817,224 shares as of February 14, 2000


                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES


                                      INDEX

PART I.    FINANCIAL INFORMATION                                        PAGE NO.

Item 1.    Financial Statements (Unaudited)                                   3

           Condensed Consolidated Balance Sheets - December 31, 1999
           and September 30, 1999                                             3

           Condensed Consolidated Statements of Operations -- Three
           month period ended December 31, 1999 and 1998                      4

           Condensed Consolidated Statements of Cash Flows -- Three
           month period ended December 31, 1999 and 1998                      5

           Notes to Condensed Consolidated Financial Statements               6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          8

Item 3.    Quantitative and Qualitative Disclosures About Market
           Risk                                                              15

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                  16

SIGNATURES 17

EXHIBIT INDEX                                                                18


                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                              December 31,          September 30,
                                                                   1999                 1999
                                                               (Unaudited)             (Note)
                                                             ------------------------------------

ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                     $ 1,076              $ 1,625
    Accounts receivable, less allowances of $481 and
      $542 on December 31 and September 30, 1999,
      respectively                                                 20,518               19,661
    Inventories (see Note 2)                                       72,683               54,486
    Deferred income taxes                                           1,933                1,933
    Income taxes refundable                                         4,631                3,739
    Prepaid expenses and other current assets                       1,408                1,469
                                                              ----------------   -----------------
        Total current assets                                      102,249               82,913

PROPERTY, PLANT, AND EQUIPMENT
    Less accumulated depreciation (December 31, 1999 -
      $41,103; September 30, 1999 - $39,122)                       89,157               74,518

OTHER ASSETS                                                        2,756                2,717
                                                              ----------------   -----------------
TOTAL ASSETS                                                     $194,162             $160,148
                                                              ================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                             $30,396               $28,244
    Accrued expenses and other liabilities                         6,470                 5,929
    Deferred revenue                                               5,298                 3,716
    Current maturities of long-term debt                             723                   708
                                                              ----------------   -----------------
        Total current liabilites                                  42,887                38,597

LONG-TERM DEBT, less current maturities                            7,300                 7,518

REVOLVING CREDIT FACILITY                                         27,150                31,000

DEFERRED INCOME TAXES                                              3,387                 3,387

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value;
        5,000,000 shares authorized                                   --                    --
    Common stock, $.01 par value;
        40,000,000 authorized shares,
        17,768,474 and 15,440,474 shares issued and
        outstanding at December 31, 1999 and
        September 30, 1999, respectively                             178                   154
    Additional paid-in capital                                    79,314                44,248
    Retained earnings                                             33,946                35,244
                                                              ----------------   -----------------

        Total stockholders' equity                               113,438                79,646
                                                              ----------------   -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $194,162              $160,148
                                                              ================   =================

 ................................................................................
Note: The condensed consolidated balance sheet at September 30, 1999, has been derived from the audited consolidated financial statements at that date.
 ................................................................................

See accompanying notes to condensed consolidated financial statements.

                                MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (In thousands, except share data)
                                               (Unaudited)

                                                                       Three months ended
                                                                            December 31
                                                                      1999              1998
                                                              ----------------- ------------------
NET SALES                                                           $69,969            $41,388

COSTS and EXPENSES
     Cost of goods sold                                              67,788             40,643
     Selling, general and administrative                              4,099              3,420
     Start-up costs                                                      --                719

                                                              ------------------------------------
     Loss from operations                                            (1,918)            (3,394)

OTHER INCOME (EXPENSE)
     Interest expense                                                  (203)              (335)
     Other income                                                        94                 36
                                                              ----------------- ------------------
     Loss before income taxes                                        (2,027)            (3,693)

BENEFIT FROM INCOME TAXES                                              (729)            (1,329)
                                                              ----------------- ------------------
NET (LOSS)                                                          ($1,298)           ($2,364)
                                                              ================= ==================


     AVERAGE SHARES                                               17,564,246         15,437,474

     BASIC LOSS PER SHARE                                            ($0.07)            ($0.15)
                                                              ================= ==================

     DILUTED LOSS PER SHARE                                          ($0.07)            ($0.15)
                                                             ================= ==================

See accompanying notes to condensed consolidated financial statements.


                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                       Three Months Ended
                                                                           December 31,
                                                                       1999            1998
                                                                  ------------------------------
OPERATING ACTIVITIES
  Net (loss)                                                        ($1,298)        ($2,364)
  Adjustments to reconcile  net (loss) to net cash provided
     (used) by operating activities:
    Depreciation and amortization                                     2,010           1,659
    Provision for accounts receivable allowances                        (61)            245
    Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                        (796)          2,615
     (Increase) decrease in inventories                             (18,197)         11,254
     (Increase) decrease in prepaid expenses and other
        assets                                                         (898)           (466)
     (Decrease) increase in accounts payable                         2,152          (1,041)
     (Decrease) increase in deferred revenue                          1,582          (1,221)
     (Decrease) increase in accrued expenses and other
        liabilities                                                     541             (51)
                                                              --------------  --------------
       Cash provided (used) by operating activities                 (14,965)         10,630

INVESTING ACTIVITIES
  Purchases of property, plant and equipment                        (16,621)         (2,919)

FINANCING ACTIVITIES
  Proceeds from borrowings                                           46,550          12,050
  Principal payments on borrowings                                  (50,603)        (19,636)
                                                              --------------  --------------
                                                                     (4,053)         (7,586)
  Net proceeds from sale of common stock                             35,090              --
                                                              --------------  --------------
       Cash provided (used) by financing acitivities                 31,037          (7,586)
Increase (decrease) in cash and cash equivalents                       (549)            125
Cash and cash equivalents at beginning of period                      1,625             748
                                                              --------------  --------------
Cash and cash equivalents at end of period                           $1,076            $873
                                                              ==============  ==============

Supplemental disclosures of cash flow information: Cash paid (received) during the period for:

Interest                                                               $423            $304
Income taxes                                                            $26         ($4,847)

See accompanying notes to condensed consolidated financial statements.


                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of Maverick Tube Corporation (the "Company") and its direct and indirect wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 1999, are not necessarily indicative of the results that may be expected for the year ended September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

(2)      INVENTORIES

         The components of inventories consisted of the following:

                                           December 31,            September 30,
                                               1999                     1999
                                                       (In thousands)

                  Finished goods             $30,050                  $29,309
                  Work-in-process              2,936                    3,011
                  Raw materials               14,431                   10,358
                  In-transit materials        19,745                    6,867
                  Storeroom parts              5,521                    4,941
                                         -------------------------------------
                                             $72,683                  $54,486
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

(3)       PURCHASE OF EQUIPMENT AND SALE OF STOCK

          On  September  3, 1999,  the Company  entered  into an Asset  Purchase
          Agreement  to  purchase  mill  equipment  for  $11.75  million.   This
          equipment is being used by the Company in connection with the construction and equipping of a new large diameter pipe and tubing facility adjacent to its existing facilities in Hickman, Arkansas. The Company estimates that the total cost for this project will be $40 million. As of December 31, 1999, the Company has expended $14.4 million and has an additional $12.2 million committed to the new facility.

         The Company funded this project principally through the issuance of 2.3 million shares of its common stock. The original 2.0 million shares offered to the public closed on October 6, 1999. The underwriters' over-allotment of 300,000 shares closed on October 21, 1999. Total proceeds to the Company from the sale, net of the underwriting discount and other expenses were $35.1 million.

(4)      START-UP COSTS

         During September 1998, the Company acquired assets to be used in the production of cold drawn tubular products at a production facility in Beaver Falls, Pennsylvania. The Company incurred net costs of $719,000 in the first quarter of fiscal 1999 related to the commencement of operations at this facility. These costs are comprised primarily of salary and related costs for the production, sales and administrative personnel prior to the fully integrated operation of the facility.

         As of October 1999, the net operating losses of the Beaver Falls facility are included as a component of the industrial products gross profit margin.

(5)      LOSS PER SHARE

         Diluted loss per share was omputed based upon the net loss of the Com-pany and the weighted average number of shares of common stock including the net effect of stock options. Total shares utilized in this calculation were 17,564,246 for the quarter ended December 31,
         1999 and 15,437,474 for the quarter ended December 31, 1998, respectively.

(6)       SEGMENT INFORMATION

         The following table sets forth data for the quarters ended December 31, 1999 and 1998 for the reportable industry segments of energy pro-ducts and industrial products. Intersegment sales are not material. Identifiable assets are those used in the Company's operations in each segment.

                                   Energy    Industrial
                                  Products    Products    Corporate    Total

         December 31, 1999

         Net sales                $49,613      $20,356     $  --      $  69,969
         Operating income (loss)     (243)      (1,675)       --         (1,918)
         Identifiable assets      104,196       57,472     32,494 (1)   194,162
         Depreciation and
            amortization              981          665        364         2,010
         Capital expenditures       1,117          671     14,833 (1)    16,621

         December 31, 1998

         Net sales                $24,992      $16,396     $  --      $  41,388
         Operating income (loss)   (2,759)        (635)(2)    --         (3,394)
         Identifiable assets       88,831       42,944      9,559       141,334
         Depreciation and
            amortization            1,187          346        126         1,659
         Capital expenditures       1,114          790      1,015         2,919

         (1)      Included  in  Corporate's   identifiable  assets  and  capital
                  expenditures is the $14.4 million construction in progress for the new large diameter pipe and tubing facility.

         (2) During the quarter ended December 31, 1999, the Company incurred net operating losses of $719,000 related to the operations of its Beaver Falls, Pennsylvania facility which had not reached normal production capacity.


           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

As used herein, unless the context otherwise requires, the terms "we," "us," "our" or "Maverick" refer to Maverick Tube Corporation and its subsidiaries.

Certain statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding matters that are not historical facts (including statements as to the beliefs or expectations of the Company) are forward-looking statements. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For example, uncertainty continues to exist as to future levels and volatility of oil and gas prices and their effect on drilling levels and demand for the Company's energy-related products, the future impact of industry-wide draw downs of inventories and future import levels. Uncertainty also exists as to the trend and direction of both product pricing and purchased steel costs. Reference is made to the "Risk Factors" discussed in Exhibit 99.1 of the Company's Annual Report on Form 10-K for its fiscal year ended September 30, 1999.

OVERVIEW

Our products include electrical resistance welded ("ERW") Oil Country Tubular Goods (OCTG) and line pipe, which are sold primarily to distributors who supply end users in the energy industry, and structural tubing and standard pipe, which are sold primarily to service centers who supply end users in construction, transportation, agriculture and other industrial enterprises. Also, during the first quarter of fiscal 1999, we began the production of cold drawn tubing products for industrial applications.

Demand for our energy related products depends primarily upon the number of oil and natural gas wells being drilled, completed and worked over in the United States and Canada and the depth and drilling conditions of these wells. The levels of these activities are primarily dependent on oil and natrual gas prices. Domestic end-users obtain OCTG from domestic and foreign pipe producers and from draw-downs of their or distributors' inventories. According to published industry reports, average U.S. drilling increased by 12% for the quarter ended Dcember 31, 1999, as compared to the same quarter of the previous year. Natural gas drilling increased by 24%, while oil related drilling decreased by 21%. Natural gas drilling increased due to a 31% increase in gas prices. Oil drilling continued to decrease despite an 86% increase in oil prices. Drilling levels continued to climb during the quarter as drilling at the end of the first quarter was 3% higher than the average for the quarter.

The following table illustrates certain factors related to industry-wide domestic drilling activity, domestic energy prices, domestic oil country tubular goods consumption, shipment, imports and inventories for the periods presented:




                                    Fiscal First Quarter Ended December 31,
                                          1999                      1998
U.S. Drilling Activity
 Average rig count                         775                        692
 Average energy prices
   Oil per barrel (West Texas
     Intermediate)                      $24.30                     $13.09
   Natural gas per MCF
     (Average U.S.)                     $ 2.45                    $  1.87
U.S. oil country tubular goods consumption
     (in thousands of tons)
   U.S. producer shipments                 376                        134
   Imports                                  83                         48
   Inventory (increase)/decrease           (15)                       153
   Used pipe                                44                         27
     Total U.S. consumption                488                        362

The rig count in the table is based on weekly rig count reporting from Baker Hughes, Inc. Energy prices in the table are monthly average period prices as reported by Spears and Associates for West Texas Intermediate grade crude oil and the average U.S. monthly natural gas cash price as reported by Natural Gas Week. Imports are as reported by Duane Murphy and Associates in "The OCTG Situation Report." Inventory (increase) /decrease are our estimates based upon independent research by Duane Murphy and Associates. Used pipe quantities are calculated by multiplying 8.3 recoverable tubing and casing tons by the number of abandoned oil and gas wells. U.S. consumption of OCTG are management estimates based on estimated per rig consumption of OCTG multipled by the Baker Huges rig count. U.S. producer shipments are our estimates calculated based on the components listed above.

Imports increased 73%, with market share growing from 13.3% during the first quarter of fiscal 1999 to 17.0% during the first quarter of fiscal 2000. During the first quarter of fiscal 2000, industry inventory increases resulted in an estimated additional demand of 3.1%, while, during the first quarter of fiscal 1999, industry inventory decreases adversely affected U.S. producer shipments by satisfying an estimated 42.2% of consumption. Management believes that at December 31, 1999, industry inventories were below normal levels in relation to demand, as inventory months of supply decreased 49.5%, from 9.5 months at December 31, 1998 to 4.8 months at December 31, 1999.

As a result of increased drilling activity, partially offset by increased imports, we estimate that total U.S. consumption increased by 34.8% as compared to the first fiscal quarter of 1999. During that same period, our domestic ship-ments of OCTG increased 108.4% and our export sales, primarily to Canada, in-creased by 434.4%. We estimate that our domestic OCTG market share decreased to 19.1% during the quarter ended December 31, 1999 from 25.9% during the quar-ter ended December 31, 1998. The 19.1% market share captured by us during the quarter ended December 31, 1999 was more in line with our historical ex-periences.

Published information suggests that demand for line pipe also increased during the first quarter of fiscal 2000 by an estimated 1%. However, domestic shipments rose by 22% as the import market share fell from 44.4% to 32.9%.

Given the numerous applications for our industrial products, sources of demand for such products are diversified. Such demand generally depends on the general level of economic activity in the construction, transportation, agricultural, material handling and recreational segments, the use of structural tubing as a substitute for other structural steel forms, such as I-beams and H-beams, and draw downs of existing customer inventories.

We estimate that the demand for structural tube products (commonly referred to as hollow structural sections or HSS) of the type we produce remained relatively flat during the first quarter of fiscal 2000. Total U.S. producer shipments declined by 2% as import market share increased slightly. According to published reports, the standard pipe market demand increased 1%, while total domestic producer shipments declined 10% as the import market share increased from 31.8% to 39.5%.

Pricing of our products was mixed over our product lines during the first quar-ter of fiscal 2000. Pricing of OCTG, structural and standard pipe was down 12%, 5% and 5%, respectively, as compared to the prior year quarter, but pricing of line pipe was up 1%.

Steel costs included in cost of goods sold increased during the first quarter of fiscal 2000 by $3 per ton, or 0.8%, to $297 per ton as compared to the quarter ended December 31, 1998 and by $26 per ton, or 9.6%, as compared to the quarter ended September 30, 1999. Our major supplier of steel has announced two price increases since September 1999, which will increase our replacement cost of steel by approximately $50 per ton. We estimate that these cost increases will not be fully reflected in cost of goods sold until the third and fourth quarters of of fiscal 2000.

The supply of steel in the United States increased significantly during calendar 1998, primarily due to previous capacity additions and increased import levels. These market conditions kept steel costs relatively low during 1999. However, steel trade cases filed with the International Trade Commission by U.S. steel producers against foreign steel producers in September, 1998 have been a contributing factor to the recent steel cost increases and could have an additional adverse impact on our future replacement cost of steel. As a result of these factors, anticipated future steel price increases may impact our product margins.

RESULTS OF OPERATIONS

OVERALL COMPANY

Net sales of $70.0 million increased $28.6 million, or 69.1%, during the first quarter of fiscal 2000 as compared to the prior year quarter. These results were attributable primarily to an increase of 73.5% in total product shipments, from 76,158 tons in the first quarter of fiscal 1999 to 132,166 tons in the current year quarter. Overall average net selling prices decreased from the prior year by 2.6%, from an average of $543 per ton to $529 per ton.

Cost of goods sold of $67.8 million increased $27.1 million, or 66.8%, during the first quarter of fiscal 2000 over the comparable prior year period. The overall increase was due primarily to increased product shipments. However, the overall unit cost per ton of products sold decreased 3.9%, from an average of $534 per ton to $513 per ton in the first quarter of fiscal 2000 as compared with the same period in fiscal 1999. This decrease was due to lower conversion costs resulting from more favorable fixed cost absorption due to higher production, partially offset by a modest increase in steel costs. See "Overview."

The Company earned a gross profit of $2.2 million during the first quarter of fiscal 2000 compared, to a gross profit of $745,000 in the prior year. Gross profit, as a percentage of net sales was 3.1% for the three month period ended December 31, 1999 as compared to 1.8% for the prior year period. The change in the gross profit for the three month period ended December 31, 1999 is due to the factors affecting cost of goods sold discussed above.

Selling, general and administrative expenses increased by $679,000, or 19.9%, in the first quarter of fiscal 2000 over the prior year period. Selling, general and administrative expenses were primarily impacted by additional depreciation on our new enterprise resource planning system and general wage increases granted as of the beginning of the fiscal year. Selling, general and administrative expenses as a percentage of net sales in the first quarter of fiscal 2000 were 5.8%, as compared to 8.3% for the comparable prior year period.

During September 1998, we acquired assets that are being utilized in the production of cold drawn tubular products at a facility in Beaver Falls, Pennsylvania. We incurred net costs of $719,000 during the first quarter of fiscal 1999 related to the commencement of operations at this facility. These costs were comprised primarily of salary and related costs for the production, sales and administrative personnel prior to the fully integrated operation of the facility. These start-up costs were included in the indutrial products seg-ment operating loss for the quarter ended December 31, 1998.

Interest expense decreased by $132,000, or 39.4%, in the first quarter of fiscal 2000 over the prior year. This was due to a lower average borrowing base during the first quarter and the capitalization of interest for the large mill facility. Our long-term debt to capitalization ratio improved from 33.0% to 23.7% during this time frame. This improvement was primarily due to the sale of 2.3 million shares of common stock in October 1999 which increased stock-holders' equity by $35.1 million.

The benefit from income taxes decreased by $600,000, or 45.1%, in the first quarter of fiscal 2000 over the prior year. This change is attributable to the decrease in pre-tax losses by $1.7 million.

As a result of the increased gross profit and the other factors discussed above, we generated a net loss of $1.3 million in the first quarter of fiscal 2000, a decrease of $1.1 million from the comparable prior year period.

ENERGY PRODUCTS SEGMENT

Energy product sales of $49.6 million increased $24.6 million, or 98.5%, for the first quarter of fiscal 2000 as compared with the prior year period. Energy product shipments increased 48,810 tons, or 120.1%, from 40,640 tons to 89,450 tons. Our domestic shipments of OCTG increased by 108.4% from the quarter ended December 31, 1998 due to the rig count increasing from 692 active rigs to 775 active rigs. The Company's export shipments, primarily to Canada, increased 434.4%, from 2,436 tons in the quarter ended December 31, 1998 to 13,018 tons in the quarter ended December 31, 1999, as the average level of Canadian drilling rose 66.3% from 202 active rigs to 336 active rigs. Management believes that the increase in shipments to Canada reflects current and anticipated drilling activity arising from the improved oil and natural gas price environment. Line pipe shipments increased by 21.9% principally due to reduced import penetration. The average net selling price for energy products was $555 per ton, a decrease of $60 per ton, or 9.8% as compared to the quarter ended December 31, 1999 and an increase of $29 per ton, or 5.4% as compared to the quarter ended September 30, 1999. The decrease was due primarily to the market conditions which existed in fiscal 1999 and a change in mix to lower priced products. See "Overview."

Energy products cost of goods sold of $47.3 million increased $21.4 million, or 82.5%, for the first quarter of fiscal 2000, compared with the prior year period. The increase was due primarily to increased product shipments and more favorable fixed cost absorption due to higher production, partially ofset by higher steel costs. The gross profit for energy products of $2.3 million for the quarter ended December 31, 1999 compares to a gross loss of $906,000 for the prior year period. Energy products gross profit percentage was 4.7% for the quarter ended December 31, 1999 as compared to a gross loss margin percentage of 3.6% for the prior year period.

INDUSTRIAL PRODUCTS SEGMENT

The industrial products segment gross profit margin now includes the results of operations of our cold drawn tubing facility which were previously categorized as start-up costs. Industrial products sales of $20.4 million increased $4.0 million, or 24.1%, for the first quarter as compared with the prior year period. Industrial products shipments increased 7,198 tons, or 20.3%, from 35,518 tons to 42,716 tons (including 2,365 tons of cold drawn tubing sales). The aver-age net selling price for industrial products during the first quarter of fiscal 2000 was $476, up $15 per ton, or 3.2% as compared to the prior year period. This increase for the first quarter was due primarily to the addition of cold drawn tubing sales which have a higher selling price per ton ($1,157 per ton).

Cost of goods sold of $20.5 million increased $5.8 million, or 40.1%, in the first quarter of fiscal 2000 from the prior year period of fiscal 1999. Gross loss for industrial products of $161,000 for the quarter ended December 31, 1999 compares to a gross profit of $1.7 million for the prior year period. The decreased gross profits were due to the inclusion of our cold drawn tubing losses of $1.1 million, increased steel prices and higher conversion costs. Industrial products gross loss margin percentage was 0.8% for the quarter ended December 31, 1999 as compared to a gross profit margin percentage of 10.1% during the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 1999 was $59.4 million and the ratio of current assets to current liabilities was 2.4 to 1.0, compared to September 30, 1999 when working capital was $44.3 million and the ratio of current assets to current liabilities was 2.1 to 1.0. The increase in working capital was due principally to an $18.2 million increase in inventory, an $0.8 million increase in accounts receivable and a $1.2 million decrease in accrued expenses and other liabilities, partially offset by a $3.0 million increase in accounts payable and a $1.6 million increase in deferred revenue. The above changes were due primarily to the increased energy business volume and purchasing of steel in advance of announced price increases. Cash used by operating activities was $15.0 million for the quarter ended December 31, 1999. The primary source of cash was the above described changes in operating assets and liabilities, which offset the net cash provided of $0.7 million (excluding depreciation and amortization of $2.0 million).

Cash used in investing activities was $16.6 million. This use was primarily for the purchases of equipment of $1.1 million, completion of and enhancements to our new enterprise resource planning system of $1.1 million and the construction and equipping of our new large diameter pipe and tubing facility of $14.4 million.

Cash provided by financing activities was $31.0 million for the quarter ended December 31, 1999. Outstanding borrowings on our Revolving Credit Facility decreased $3.9 million, primarily due to the proceeds from the sale of 2.3 million shares of our common stock, which generated $35.1 million in net proceeds. These net proceeds were offset by other working capital needs which are discussed above. Other long-term indebtedness, including current maturities, was reduced by approximately $203,000.

Our capital budget for fiscal 2000 is $49.0 million, of which $16.6 million was expended during the quarter ended December 31, 1999. The capital budget includes $40.0 million for the construction and equipping of a new large diameter pipe and tubing facility which will be built adjacent to our existing facilties in Hickman, Arkansas. We are funding this project principally though the proceeds of our recently completed public offering of 2.3 million shares of common stock. Total proceeds from the sale, net of underwriting discount and other expenses were $35.1 million. The remaining $9 million of our capital expenditure budget will be used to acquire new equipment for our existing manufacturing facilities and to enhance our new enterprise resouce planning system. As of December 31, 1999, we had an additional $12.4 million committed for the purchase of equip-ment. We expect to meet our ongoing working capital and capital expenditure requirements from a combination of cash flows from operating activies, including a $3.7 million income tax refund, and available borrowings under our Revolving Credit Facility, all of which constitute our primary source of liquidity.

Our Revolving Credit Facility provides for maximum borrowings up to the lesser of the eligible borrowing base or $50 million, and bears interest at either the prevailing prime rate or an adjusted Eurodollar rate, plus an interest margin, depending upon certain financial measurements. The Revolving Credit Facility is secured by the Company's accounts receivable, inventories and equipment and will expire on September 30, 2003. As of December 31, 1999, the applicable interest rate on this Credit Facility was 8.2 percent per annum and we had $22.7 million in additional available borrowings. As of December 31, 1999, we had $1.1 million in cash and cash equivalents.

YEAR 2000 READINESS DISCLOSURE

The advent of the Year 2000 posed certain technological challenges resulting from a reliance on computer technologies on two digits rather than four digits to represent the calendar year (e.g. "99" for "1999.") During fiscal 1999 we developed a Year 2000 Action Plan to deal with the potential impact of the Year 2000 on our information systems. This plan specified a range of tasks and goals which we completed by various dates in 1999. The principal goals of our plan included an assessment of our computer systems, remediation of any identified problems and testing of our systems. We completed our plan and met our major deadlines. Our Plan and the risks of the Year 2000 have been described in our most recent annual report on Form 10-K for the year ended September 30, 1999.

In accordance with our Year 2000 Action Plan, we identified several older information systems that presented certain risks of failure or malfunction in connection with the Year 2000. Accordingly, we implemented a new enterprise resource planning system, which replaced and upgraded our older systems. Our implementation was completed as of December 31, 1999. The total costs of the system implementation, including software, outside consulting fees and related internal costs was $6.1 million.

Also, we completed our assessment, remediation and testing phases of our Plan with respect to internal non-information technology systems, including our manufacturing machinery and equipment. During our assessment of these non-information technology systems, we did not identify any significant issues related to the Year 2000 problem and no problems occurred through the transition.

Finally, we monitored the Year 2000 preparedness of our third party providers and service providers, utilizing various methods for testing and verification. However, our ability was limited to some extent by the willingness of vendors to supply information and the ability of vendors to verify the Year 2000 preparedness of their own systems or their sub-providers.

We did not experience, and through January 2000 have not experienced, any material problems related to the change from 1999 to 2000 or the arrival of the Year 2000. Accordingly, we currently do not expect any signficiant disruptions in the future as a result of the Year 2000 or the fact that 2000 is a leap year. However, because our Year 2000 compliance is dependent on the continued compliance of third parties, there can be no assurance that our efforts alone have resolved all Year 2000 issues or that key third parties will not experience Year 2000 compliance failures as the calendar year progresses. Our Year 2000 Action Plan committee will continue to monitor our systems and the preparedness of third parties throughout calendar 2000.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.
                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibit No.                  Description

             27                      Financial Data Schedule


(b) Reports on Form 8-K. No reports on Form 8-K were filed during the three month period ended December 31, 1999.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Maverick Tube Corporation
                                                    (Registrant)



Date:  February 14, 2000                    /s/ Gregg Eisenberg
                                            -------------------
                                                 Gregg Eisenberg
                                          President and Chief Executive Officer
                                               (Principal Executive Officer)


Date:  February 14, 2000                   /s/ Barry Pearl
                                           ---------------
                                              Barry Pearl
                                          Chief Financial Officer
                                          (Principal Financial Officer)



                                  EXHIBIT INDEX


EXHIBIT NO.                DESCRIPTION


27                Financial Data Schedule