Form 10-Q
period 2000-03-31
MAVERICK TUBE CORPORATION
filed 2000-05-11
CIK 869087

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period ended March 31, 2000

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

Common Stock, $.01 Par Value - 17,884,224 shares as of May 10, 2000

MAVERICK TUBE CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION   PAGE NO.

Item 1. Financial Statements (Unaudited)                                   3

        Condensed Consolidated Balance Sheets - March 31, 2000
        and September 30, 1999                                             3

        Condensed  Consolidated  Statements  of Operations -
        Three and Six month periods ended March 31, 2000 and 1999          4

        Condensed Consolidated Statements of Cash Flows -- Six
        month period ended March 31, 2000 and 1999                         5

        Notes to Condensed Consolidated Financial Statements               6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          9

Item 3. Quantitative and Qualitative Disclosures About Market
        Risk                                                               16

PART II.        OTHER INFORMATION

Item 4. Submission of Matters to a Vote of the Security Holders            17

Item 6. Exhibits and Reports on Form 8-K                                   17

SIGNATURES                                                                 18

EXHIBIT INDEX                                                              19

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                            March 31,        September 30,
                                                              2000               1999
                                                          (Unaudited)           (Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents................................   $1,091              $1,625
Accounts receivable, less allowances of $745 and
   $542 on March 31, 2000 and September 30, 1999,
   respectively..........................................   29,073              19,661
Inventories (see Note 2).................................   89,125              54,486
Deferred income taxes....................................    1,933               1,933

Income taxes refundable..................................      261               3,739

Prepaid expenses and other current assets................    1,645               1,469

    Total current assets.................................  123,128              82,913

PROPERTY, PLANT, AND EQUIPMENT
Less accumulated depreciation (March 31, 2000 -
$43,226; September 30, 1999 - $39,122)...................  100,011              74,518

OTHER ASSETS.............................................      637               2,717

TOTAL ASSETS............................................. $223,776            $160,148

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable.........................................  $35,195             $28,244
Accrued expenses and other liabilities...................    6,634               5,929
Deferred revenue ........................................   13,398               3,716
Current maturities of long-term debt.....................      736                 708

    Total current liabilities............................   55,963              38,597

LONG-TERM DEBT, less current maturities..................    7,112               7,518

REVOLVING CREDIT FACILITY ...............................   44,000              31,000

DEFERRED INCOME TAXES ...................................    2,667               3,387

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value;
    5,000,000 shares authorized..........................       --                  --
Common stock, $.01 par value;
    40,000,000 authorized shares,
    17,832,474 and 15,440,474 shares issued and out-
    standing at March 31, 2000 and September 30, 1999,
    respectively.........................................      178                 154
Additional paid-in capital...............................   79,752              44,248
Retained earnings........................................   34,104              35,244
    Total stockholders' equity...........................  114,034              79,646

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............... $223,776            $160,148

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

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (In thousands, except share and per share data)

                                  (Unaudited)

                                                        Three months ended       Six months ended
                                                              March 31               March 31
                                                         2000        1999        2000        1999

NET SALES...................................          $70,901     $34,126    $140,870     $75,515
COSTS and EXPENSES
Cost of goods sold..........................           66,257      34,980     134,044      75,624
Selling, general and administrative.........            4,064       3,552       8,163       6,973
Start-up costs..............................               --         952          --       1,671
Income (loss) from operations ..............              580      (5,358)     (1,337)     (8,753)

OTHER INCOME (EXPENSE)
Interest expense............................             (465)       (458)       (668)       (793)
Other income ...............................              129          66         222         103

Income (loss) before income taxes...........              244      (5,750)     (1,783)     (9,443)

(BENEFIT FROM) PROVISION FOR INCOME TAXES...               86      (2,062)       (644)     (3,391)

NET INCOME (LOSS)...........................             $158     ($3,688)    ($1,139)    ($6,052)

AVERAGE SHARES                                     17,810,045  15,437,474  17,686,474  15,437,474

BASIC EARNINGS (LOSS) PER SHARE                         $0.01      ($0.24)     ($0.06)     ($0.39)

DILUTED EARNINGS (LOSS) PER SHARE                       $0.01      ($0.24)     ($0.06)     ($0.39)

See accompanying notes to condensed consolidated financial statements.

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Unaudited, in thousands)

                                                                   Six Months Ended
                                                                       March 31,
                                                                 2000            1999

OPERATING ACTIVITIES

  Net (loss)..............................................     ($1,139)        ($6,052)
  Adjustments to reconcile net (loss) to net cash provided
   (used) by operating activities:
    Depreciation and amortization.........................       4,162           3,527
    Deferred income taxes ................................        (720)            102
    Provision for accounts receivable allowances..........         203             229
    Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable...........      (9,615)          4,199

     (Increase) decrease in inventories...................     (34,639)         18,462
     (Increase) decrease in prepaid expenses and
        other assets......................................       5,322            (442)
     (Decrease) increase in accounts payable..............       6,951          (2,180)
     (Decrease) increase in deferred revenue .............       9,682          (2,225)
     (Decrease) increase in accrued expenses and other
        liabilities.......................................         705          (1,219)

       Cash provided (used) by operating activities.......     (19,088)         14,401

INVESTING ACTIVITIES
  Purchases of property, plant and equipment..............     (29,596)         (7,908)

FINANCING ACTIVITIES
  Proceeds from borrowings................................      86,750          20,350
  Principal payments on borrowings........................     (74,128)        (26,098)
                                                                12,622          (5,748)
  Net proceeds from sale of common stock .................      35,528              --

       Cash provided (used) by financing activities.......      48,150          (5,748)
  Increase (decrease) in cash and cash equivalents........        (534)            745

Cash and cash equivalents at beginning of period..........       1,625             748

Cash and cash equivalents at end of period................      $1,091          $1,493

Supplemental disclosures of cash flow information:
  Cash paid (received) during the period for:
       Interest (net of amounts capitalized)..............        $630            $793
       Income taxes.......................................     ($3,551)        ($5,398)

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

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

(2)     INVENTORIES

        The components of inventories consisted of the following:

                                           March 31,            September 30,
                                             2000                  1999

                                                   (In thousands)

                Finished goods                $39,810                  $29,309
                Work-in-process                 3,496                    3,011
                Raw materials                  25,577                   10,358
                In-transit materials           14,304                    6,867
                Storeroom parts                 5,938                    4,941
                                              $89,125                  $54,486

        Inventories are principally valued at the lower of average cost or market.

        Gross profit for the six month period ended March 31, 1999 includes a $707,000 charge to earnings for the reduction in carrying value of finished goods inventory, primarily related to a decline in the selling prices of the Company's energy products.

(3) PURCHASE OF EQUIPMENT AND SALE OF STOCK

     On September 3, 1999, the Company entered into an Asset Purchase Agreement to purchase mill equipment for $11.75 million. This equipment is being used by the Company in connection with the construction and equipping of a new large diameter pipe and tubing facility adjacent to its existing facilities in Hickman, Arkansas. The Company estimates that the total cost for this project will be $40 million. As of March 31, 2000, the Company has expended $24.8 million and has an additional $13.5 million committed to the new facility.

     The Company funded this project principally through the issuance of 2.3 million shares of its common stock. The original 2.0 million shares offered to the public closed on October 6, 1999. The underwriters' over-allotment of 300,000 shares closed on October 21, 1999. Total proceeds to the Company from the sale, net of the underwriting discount and other expenses were $35.1 million.

(4) START-UP COSTS

     During September 1998, the Company acquired assets to be used in the production of cold drawn tubular products at a production facility in Beaver Falls, Pennsylvania. The Company incurred net costs of $952,000 in the second quarter of fiscal 1999 and $1.7 million in the six month period ended March 31, 1999 related to the commencement of operations at this facility. These costs are comprised primarily of salary and related costs for the production, sales and administrative personnel prior to the fully integrated operation of the facility.

     As of October 1999, the net operating losses of the Beaver Falls facility are included as a component of the industrial products gross profit margin.

(5) INCOME (LOSS) PER SHARE

     Diluted income per share for the quarter ended March 31, 2000 was computed based upon the net income of the Company and the weighted average number of shares of common stock including the net effect of stock options. Total shares utilized in this calculation were 18,308,472.

     Diluted loss per share was computed based upon the net loss of the Company and the weighted average number of shares of common stock excluding the net effect of stock options which were anti-dilutive. Total shares utilized in this calculation were 17,686,474 for the six months ended March 31, 2000 and 15,437,474 for the quarter and six month period ended March 31, 1999, respectively.

(6) SEGMENT INFORMATION

     The following table set forth data for the three and six month periods ended March 31, 2000 and 1999 for the reportable industry segments of energy products and industrial products. Intersegment sales are not material. Identifiable assets are those used in the Company's operations in each segment.

                                 Energy          Industrial
                                Products         Products            Corporate       Total

Three Month Period
March 31, 2000

Net sales                       $48,960         $21,941              $      --      $70,901
Operating income (loss)           1,418            (837)                    --          581
Identifiable assets             129,407          57,384                 36,985 (1)  223,776
Depreciation and
   amortization                   1,361             663                    128        2,152
Capital expenditures              1,155             771                 11,049       12,975

Six Month Period Ended
March 31, 2000

Net sales                       $98,573         $42,297              $      --     $140,870
Operating income (loss)           1,175          (2,512)                    --       (1,337)
Identifiable assets             129,407          57,384                 36,985 (1)  223,776
Depreciation and
   amortization                   2,342           1,328                    492        4,162
Capital expenditures              2,272           1,442                 25,882       29,596

Three Month Period
March 31, 1999

Net sales                       $16,705         $17,422              $      --      $34,127
Operating income (loss)          (3,776)         (1,583) (3)                --       (5,359)
Identifiable assets              78,450          47,007                 11,280      136,737
Depreciation and
   amortization                   1,197             519                    152        1,868
Capital expenditures              1,075           2,877                  1,037        4,989

Six Month Period Ended
March 31, 1999

Net sales                       $41,697         $33,818              $      --     $  75,515
Operating income (loss)          (6,535)         (2,218) (3)                --        (8,753)
Identifiable assets              78,450          47,007                 11,280       136,737
Depreciation and
   amortization                   2,384             865                    278         3,527
Capital expenditures              2,189           3,667                  2,052         7,908

(1) Included  in   Corporate's   identifiable   assets  is  the  $24.8  million
construction in progress for the new large diameter pipe and tubing facility.

(2) Included in Corporate's capital expenditures for the three and six month periods ended March 31, 2000 is $10.4 million and $14.4 million, respectively, for the net large diameter pipe and tubing facility.

(3) During the three and six month periods ended March 31, 1999, the Company incurred net operating losses of $952,000 and $1.7 million related to the operations of its Beaver Falls, Pennsylvania facility which had not reached normal production capacity.

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

Demand for our energy related products depends primarily upon the number of oil and natural gas wells being drilled, completed and worked over in the United States and Canada and the depth and drilling conditions of these wells. The levels of these activities are primarily dependent on oil and natural gas prices. Domestic end-users obtain OCTG from domestic and foreign pipe producers and from draw-downs of their or distributors' inventories. According to published industry reports, average U.S. drilling increased by 39% for the quarter ended March 31, 2000, compared to the same quarter of the previous year. Natural gas drilling increased by 42%, while oil related drilling increased by 30%. The higher drilling levels for both oil and natural gas were primarily attributable to significant increases in commodity prices, up by 121% and 46%, respectively. Drilling levels remained relatively stable throughout the quarter.

The following table illustrates certain factors related to industry-wide domestic drilling activity, domestic energy prices, domestic oil country tubular goods consumption, shipment, imports and inventories for the periods presented:

                                         Fiscal Second Quarter Ended March 31,
                                              2000                    1999

U.S. Drilling Activity

Average rig count                              771                     554
Average energy prices
        Oil per barrel (West Texas

           Intermediate)                        $28.88                  $13.09
        Natural gas per MCF
           (Average U.S.)                      $  2.53                 $  1.73

U.S. oil country tubular goods consumption
                (in thousands of tons):

        U.S. producer shipments              432                           150
        Imports                              133                            26
        Inventory (increase)/decrease       (101)                           66
        Used pipe                             21                            44
                Total U.S. consumption       485                           286

The rig count in the table is based on weekly rig count reporting from Baker Hughes, Inc. Energy prices in the table are monthly average period prices as reported by Spears and Associates for West Texas Intermediate grade crude oil and the average U.S. monthly natural gas cash price as reported by Natural Gas Week. Imports are as reported by Duane Murphy and Associates in "The OCTG Situation Report." Inventory (increase) /decrease are our estimates based upon independent research by Duane Murphy and Associates. Used pipe quantities are calculated by multiplying 8.3 recoverable tubing and casing tons by the number of abandoned oil and gas wells. U.S. consumption of OCTG are management estimates based on estimated per rig consumption of OCTG multiplied by the Baker Huges rig count. U.S. producer shipments are our estimates calculated based on the components listed above.

Imports increased 411.5%, with import market share growing from 9.1% during the second quarter of fiscal 1999 to 27.4% during the second quarter of fiscal 2000. During the second quarter of fiscal 2000, industry inventory increases resulted in an estimated additional demand of 20.8%, while, during the second quarter of fiscal 1999, industry inventory decreases adversely affected U.S. producer ship-ments by satisfying an estimated 23.1% of consumption. Management believes that at March 31, 2000, industry inventories were at or below normal levels in rela-tion to demand, as inventory months of supply decreased 46.9%, from 9.8 months at March 31, 1999 to 5.2 months at March 31, 2000.

As a result of the increased drilling activity, we estimate that total U.S. con-sumption increased by 69.6%, compared to the second fiscal quarter of 1999. During that same period, our domestic shipments of OCTG increased 184.3% and our export sales, primarily to Canada, increased by 299.1%. We estimate that our domestic OCTG market share remained relatively stable at the 16.0% level during the quarter ended March 31, 2000.

Published information suggests that demand for line pipe decreased during the second quarter of fiscal 2000 by an estimated 8%. However, domestic shipments rose by 5% as the import market share fell from 41.6% to 33.1%.

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

We estimate that the demand for structural tube products (commonly referred to as hollow structural sections or HSS) of the type we produce increased 16.2% during the second quarter of fiscal 2000 over the prior year period. Total U.S. producer shipments increased by 19.0% as import market share decreased from 26.6% to 24.8%. According to published reports, the standard pipe market demand increased 1%, while total domestic producer shipments declined 19% as the import market share increased from 28.5% to 42.4%.

Pricing of our products was mixed over our product lines during the second quar-ter of fiscal 2000. Pricing of OCTG, line, structural and standard pipe was up 4%, 20%, 4% and 14%, respectively, compared to the prior year quarter. Pricing of cold drawn tubing products decreased by 5%.

Steel costs included in cost of goods sold increased during the second quarter of fiscal 2000 by $21 per ton, or 7.5%, to $302 per ton, compared to the quarter ended March 31, 1999 and by $5 per ton, or 1.7%, compared to the quarter ended December 31, 1999. The current replacement cost of steel is approximately 8% higher than the cost recorded in cost of goods sold during the quarter due to recent price increases implemented by our major supplier of steel. However, we believe there is a potential for stabilization of the current steel prices based upon world market conditions.

The supply of steel in the United States increased significantly during calendar 1998, primarily due to previous capacity additions and increased import levels. These market conditions kept steel costs relatively low during 1999. However, steel trade cases filed with the International Trade Commission by U.S. steel producers against foreign steel producers in September, 1998 have been a contri-buting factor to the recent steel cost increases and could have an additional adverse impact on our future replacement cost of steel. As a result of these factors, anticipated future steel price increases may impact our product margins.

RESULTS OF OPERATIONS

OVERALL COMPANY

Net sales of $70.9 million increased $36.8 million, or 107.8%, during the second quarter of fiscal 2000, compared to the prior year quarter. These results were primarily attributable to an increase of 79.5% in total product shipments, from 68,944 tons in the second quarter of fiscal 1999 to 123,763 tons in the second quarter of fiscal 2000. Overall average net selling prices increased from the prior year by 15.7%, from an average of $495 per ton to $573 per ton. Net sales of $140.9 million during the six months ended March 31, 2000, increased $65.4 million, or 86.5%, compared to the prior year period. These results were primarily attributable to an increase of 76.4% in total product shipments, from 145,102 tons in the first six months of fiscal 1999 to 255,930 tons in the current year, and an overall increase of 5.8% in the average selling prices of our products.

Cost of goods sold of $66.3 million increased $31.3 million, or 89.4%, during the second quarter of fiscal 2000 over the comparable prior year period. The overall increase was due to increased product shipments. However, the overall unit cost per ton of products sold increased 5.5%, from an average of $507 per ton to $535 per ton in the second quarter of fiscal 2000, compared with the same period in fiscal 1999. This increase was primarily due to the increase in steel costs and by a higher cost mix of production. See "Overview." Cost of goods sold of $134.0 million increased $58.4 million, or 77.3%, during the six months ended March 31, 2000, compared to the same period of the previous year. Again, the overall increase was due primarily to increased shipments.

The Company earned a gross profit of $4.6 million during the second quarter of fiscal 2000, compared to a gross loss of $854,000 in the prior year period. Gross profit, as a percentage of net sales, was 6.5% for the three month period ended March 31, 2000, compared to a gross loss, as a percentage of net sales, of 2.5% for the prior year period. The gross profit of $6.8 million during the six months ended March 31, 2000, compares to a gross loss of $109,000 during the six months ended March 31, 1999. The gross profit, as a percentage of net sales, was 4.8% for the six month period ended March 31, 2000, compared to a gross loss, as a percentage of net sales, of 0.1% for the prior year period. The change in the gross profit for the three and six month periods ended March 31, 2000 was due to the factors affecting net sales and cost of goods sold discussed above.

Selling, general and administrative expenses increased by $512,000, or 14.4%, in the second quarter of fiscal 2000 and by $1.2 million, or 17.1%, in the first six months of fiscal 2000 over the prior year period. Selling, general and administrative expenses were primarily impacted by additional depreciation on our new enterprise resource planning system and general wage increases effective at of the beginning of the fiscal year. Selling, general and administrative expenses as a percentage of net sales in the second quarter and first six months of fiscal 2000 were 5.7% and 5.8%, as compared to 10.4% and 9.2%, respectively for the comparable prior year periods.

During September 1998, we acquired assets that are being utilized in the produc-tion of cold drawn tubular products at a facility in Beaver Falls, Pennsylvania. We incurred net costs of $952,000 during the second quarter and $1.7 million during the first six months of fiscal 1999 related to the commencement of operations at this facility. These costs were comprised of salary and related costs for the production, sales and administrative personnel prior to the fully integrated operation of the facility. These start-up costs were included in the industrial products segment operating loss for the three and six month periods ended March 31, 1999.

Interest expense remained relatively stable in the second quarter of fiscal 2000 over the prior year period. This was due to a higher average borrowing base during the second fiscal quarter offset by the capitalization of interest for the large mill facility. Interest expense decreased $125,000, or 15.8%, in the first six months of fiscal 2000 over the prior year period. This was due to a lower average borrowing base during the first quarter and the capitalization of interest for the large mill facility. Our long-term debt to capitalization ratio decreased from 33.0% at September 30, 1999 to 31.3% at March 31, 2000, primarily due to the sale of 2.3 million shares of common stock in October 1999, which increased stockholders' equity by $35.1 million.

The provision for income taxes was $86,000 for the second quarter of fiscal 2000, compared to the prior year when we recorded a benefit from taxes of $2.1 million. This change is attributable to the generation of pre-tax income of $244,000 in the second quarter of fiscal 2000, compared to a pre-tax loss of $5.8 million in the second quarter of fiscal 1999. The benefit from income taxes decreased $2.7 million, from $3.4 million in the first six months of fiscal 1999 to $644,000 in the first six months of fiscal 2000, as a result of the reduced pre-tax loss.

As a result of the increased gross profit and the other factors discussed above, we generated net income of $158,000 in the second quarter of fiscal 2000, an increase of $3.8 million from the comparable prior year period. We generated a net loss of $1.1 million for the first six months of fiscal 2000, a decrease of $4.9 million from the comparable prior year period.

ENERGY PRODUCTS SEGMENT

Energy product sales of $49.0 million increased $32.3 million, or 193.4%, for the second quarter of fiscal 2000, compared to the prior year period. Energy product shipments increased 49,705 tons, or 164.4%, from 30,243 tons to 79,948 tons. Our domestic shipments of OCTG increased by 184.3% from the quarter ended March 31, 1999 due to the rig count increasing from 554 active rigs to 771 active rigs. The Company's export shipments, primarily to Canada, increased 299.1%, from 1,693 tons in the quarter ended March 31, 1999 to 6,757 tons in the quarter ended March 31, 2000, as the average level of Canadian drilling rose 65.7% from 283 active rigs to 469 active rigs. Management believes that the increase in shipments to Canada reflects current and anticipated drilling activity arising from the improved oil and natural gas price environment.
Line pipe shipments remained relatively stable from the second quarter of fiscal 1999 to the second quarter of fiscal 2000. The average net selling price for energy products was $612 per ton, an increase of $60 per ton, or 10.9%, compared to the quarter ended March 31, 1999 and an increase of $58 per ton, or 10.4%, compared to the quarter ended December 31, 1999. These increases are primarily due to improved market conditions and a change in mix to higher priced products. See "Overview."

Energy products sales of $98.6 million increased $56.9 million, or 136.4%, for the first six months of fiscal 2000, compared with the prior year period. Energy product shipments increased 98,515 tons, or 139.0%, from 70,883 tons to 169,398 tons. The average net selling price for energy products was $582 per ton, a decrease of $6 per ton. These changes were a result of the same market condi-tions discussed above.

Energy products cost of goods sold of $44.9 million increased $26.0 million, or 138.2%, for the second quarter of fiscal 2000, compared with the prior year period. The increase was primarily due to increased product shipments and higher steel costs. See "Overview." The gross profit for energy products of $4.1 million for the quarter ended March 31, 2000 compares to a gross loss of $2.1 million for the prior year period. Energy products gross profit percentage was 8.4% for the quarter ended March 31, 2000, compared to a gross loss margin percentage of 12.7% for the prior year period.

Energy products cost of goods sold of $92.1 million increased $47.4 million, or 106.0% for the first six months of fiscal 2000, compared with the prior year period. The gross profit for energy products of $6.4 million for the six month period ended March 31, 2000 compares to a gross loss of $3.0 million for the six month period ended March 31, 1999. Energy products gross profit percentage was 6.5% for the first six months of fiscal 2000, compared to a gross loss margin percentage of 7.3% for the prior year period.

INDUSTRIAL PRODUCTS SEGMENT

The industrial products segment gross profit margin as of October 1, 1999 includes the results of operations of our cold drawn tubing facility, which were previously categorized as start-up costs. Industrial products sales of $21.9 million increased $4.5 million, or 25.9%, for the second quarter of fiscal 2000, compared with the prior year period. Industrial products shipments increased 5,114 tons, or 13.2%, from 38,701 tons to 43,815 tons (including 3,617 tons of cold drawn tubing sales). The average net selling price for industrial products during the second quarter of fiscal 2000 was $501, up $51 per ton, or 11.2%, compared to the prior year period. This increase for the second quarter was due to a selling price increase implemented during the quarter on structural and standard pipe and the addition of cold drawn tubing sales, which have a sub-stantially higher selling price per ton ($1,081 per ton).

Industrial products sales of $42.3 million increased $8.5 million, or 25.1%, for the first six months of fiscal 2000, compared with the prior year period. Industrial product shipments increased 12,313 tons, or 16.6%, from 74,219 to 86,532 tons (including 5,982 tons of cold drawn tubing sales). The average selling price for industrial products for the six months ended March 31, 2000 was $489 per ton, an increase of $33 per ton from the prior year. These increases were a result of the same market conditions discussed above.

Cost of goods sold of $21.4 million increased $5.3 million, or 32.7%, in the second quarter of fiscal 2000 from the prior year period of fiscal 1999. Gross profit for industrial products of $544,000 for the quarter ended March 31, 2000 compares to a gross profit of $1.3 million for the prior year period. The decreased gross profits were due to the inclusion of our cold drawn tubing losses of $609,000, increased steel prices and higher conversion costs. Industrial products gross profit margin percentage was 2.5% for the quarter ended March 31, 2000, compared to a gross profit margin percentage of 7.4% during the prior year period.

Cost of goods sold of $41.9 million increased $11.0 million, or 35.8%, for the first six months of fiscal 2000, compared with the prior year period. Gross profit for industrial products of $383,000 for the six months ended March 31, 2000 compares to a gross profit of $2.9 million for the prior year period. The decreased gross profits were due to the inclusion of our cold drawn tubing losses of $1.7 million, increased steel prices and higher conversion costs. Industrial products gross profit percentage was 0.9% for the first six months of fiscal 2000, compared to 8.7% for the first six months of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 31, 2000 was $67.2 million and the ratio of current assets to current liabilities was 2.2 to 1.0, compared to September 30, 1999 when working capital was $44.3 million and the ratio of current assets to current liabilities was 2.1 to 1.0. The increase in working capital for the six month period ended March 31, 2000 was due to a $34.6 million increase in inven-tory and a $9.6 million increase in accounts receivable, partially offset by a $9.7 million increase in deferred revenue, a $7.0 million increase in accounts payable and a $5.3 million increase in prepaid expenses and other assets. The above changes were primarily due to the increased energy business volume and purchasing of steel in advance to lessen the impact of announced price increases. Cash used by operating activities was $19.1 million for the six month period ended March 31, 2000. The primary use of cash was the above described changes in operating assets and liabilities, which offset the net cash provided of $3.0 million (excluding depreciation and amortization of $4.2 million).

Cash used in investing activities was $29.6 million, primarily for the purchases of equipment of $3.1 million, completion of and enhancements to our new enter-prise resource planning system of $1.7 million and the construction and equipping of our new large diameter pipe and tubing facility of $24.8 million.

Cash provided by financing activities was $48.2 million for the six month period
ended March 31, 2000.   Outstanding borrowings on our Revolving Credit Facility
increased $13.0 million, primarily due to the construction and equipping of our new large diameter pipe and tubing facility and the increased steel inventories. Other long-term indebtedness, including current maturities, was reduced by approximately $378,000.

Our capital budget for fiscal 2000 is $49.0 million, of which $29.6 million was expended during the six month period ended March 31, 2000. The capital budget includes $40.0 million for the construction and equipping of a new large diameter pipe and tubing facility which is being constructed adjacent to our existing facilities in Hickman, Arkansas. We are funding this project prin-cipally though the proceeds of our public offering of 2.3 million shares of common stock completed in October 1999. Total proceeds from the sale, net of underwriting discount and other expenses were $35.1 million. The remaining $9 million of our capital expenditure budget will be used to acquire new equipment for our existing manufacturing facilities and to enhance our new enterprise resource planning system. As of March 31, 2000, we had an additional $15.4 million committed for the purchase of equipment. We expect to meet our ongoing working capital and capital expenditure requirements from a combination of cash flows from operating activities and available borrowings under our Revolving Credit Facility, all of which constitute our primary source of liquidity.

During March 2000, we amended our Revolving Credit Facility to increase the maximum borrowings up to the lesser of the eligible borrowing base or $57 million. The $7.0 million overline is available until June 30, 2000. The Revolving Credit Facility bears interest at either the prevailing prime rate or an adjusted Eurodollar rate, plus an interest margin, depending upon certain financial measurements. The Revolving Credit Facility is secured by the Company's accounts receivable, inventories and equipment and will expire on September 30, 2003. As of March 31, 2000, the applicable interest rate on this Credit Facility was 8.1 percent per annum and we had $12.6 million in additional available borrowings. As of March 31, 2000, we had $1.1 million in cash and cash equivalents.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

MAVERICK TUBE CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of the Stockholders of the Company was held on February 7, 2000. Of the 17,768,474 shares entitled to vote at such meeting 15,781,512 shares were present at the meeting in person or by proxy.

(b) The individuals listed below were elected as Directors of the Company, and, with respect to each Director, the number of shares voted for and withheld were as follows:

                                     No. of Shares Voted

Name of Nominees                     For                  Withheld

                Gregg M. Eisenberg              15,728,263      53,249
                William E. Macaulay             15,727,263      54,249
                Robert Bunch                    15,723,663      57,849
                C. Adams Moore                  15,724,188      57,324
                David H. Kennedy                15,727,563      53,949
                Wayne P. Mang                   15,727,633      54,879
                John M. Fox                     15,727,463      54,049

(c) The Board of Directors' adoption of the Maverick Tube Corporation 1999 Director Stock Option Plan was approved with 14,337,978 shares voting for the proposal, 1,398,583 shares voting against the proposal and 44,951 shares abstained.

    There were no brokers' non-votes.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibit No.                                 Description


          10.1                    Fourth Amendment to Secured Credit Agreement

          27                      Financial Data Schedule




(b) Reports on Form 8-K. No reports on Form 8-K were filed during the three month period ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Maverick Tube Corporation
                                                       (Registrant)

Date:  May 10, 2000                                    /s/ Gregg Eisenberg
                                                           Gregg Eisenberg

                                         President and Chief Executive Officer
                                                 (Principal Executive Officer)

Date:  May 10, 2000                                  /s/ Barry Pearl
                                                         Barry Pearl

                                                     Chief Financial Officer
                                                  (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.             DESCRIPTION

10.1            Fourth Amendment to Revolving Credit Agreement

27              Financial Data Schedule