Form 10-Q
period 2000-06-30
MAVERICK TUBE CORPORATION
filed 2000-08-10
CIK 869087

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE SECURITIES
    EXCHANGE ACT OF 1934 For the Quarterly  Period ended June 30, 2000

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

        16401 Swingley Ridge Road
        Suite 700
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

Common Stock, $.01 Par Value - 17,899,224 shares as of August 10, 2000

MAVERICK TUBE CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION   PAGE NO.

Item 1. Financial Statements (Unaudited)                                  3

        Condensed Consolidated Balance Sheets - June 30, 2000
        and September 30, 1999   3

        Condensed  Consolidated  Statements of Operations -
        Three and Nine month periods ended June 30, 2000 and 1999         4

        Condensed Consolidated Statements of Cash Flows -- Nine
        month period ended June 30, 2000 and 1999                         5

        Notes to Condensed Consolidated Financial Statements              6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                         9

Item 3. Quantitative and Qualitative Disclosures About Market
        Risk                                                             16

PART II.        OTHER INFORMATION

Item 5. Other Information                                                17

Item 6. Exhibits and Reports on Form 8-K                                 17

SIGNATURES                                                               18

EXHIBIT INDEX                                                            19

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                      June 30,     September 30,
                                                                        2000             1999
                                                                    (Unaudited)        (Note 1)

ASSETS
CURRENT ASSETS
Cash and cash equivalents............................................$2,714            $1,625
Accounts receivable, less allowances of $801 and
   $542 on June 30, 2000 and September 30, 1999,
   respectively......................................................30,873            19,661
Inventories .........................................................87,013            54,486
Deferred income taxes.................................................2,083             1,933
Income taxes refundable..................................................--             3,739
Prepaid expenses and other current assets.............................1,634             1,469
    Total current assets............................................124,317            82,913

PROPERTY, PLANT, AND EQUIPMENT
Less accumulated depreciation (June 30, 2000 -
  $45,394; September 30, 1999 - $39,122)............................110,468            74,518
OTHER ASSETS..........................................................1,164             2,717
TOTAL ASSETS.......................................................$235,949          $160,148

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable....................................................$30,736           $28,244
Accrued expenses and other liabilities................................6,868             5,929
Deferred revenue ....................................................16,420             3,716

Current maturities of long-term debt....................................748               708
    Total current liabilities........................................54,772            38,597

LONG-TERM DEBT, less current maturities...............................6,919             7,518
REVOLVING CREDIT FACILITY ...........................................55,000            31,000
DEFERRED INCOME TAXES ................................................3,383             3,387

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value;
    5,000,000 shares authorized..........................................--                --
Common stock, $.01 par value;
    40,000,000 authorized shares,
    17,899,224 and 15,440,474 shares issued and outstanding
    at June 30, 2000 and September 30, 1999, respectively...............179               154
Additional paid-in capital...........................................80,163            44,248
Retained earnings....................................................35,533            35,244

    Total stockholders' equity......................................115,875            79,646

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........................$235,949          $160,148

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

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)
                                  (Unaudited)

                                                  Three months ended       Nine months ended
                                                       June 30                  June 30
                                                  2000           1999      2000           1999

NET SALES......................................$74,851     $42,896        $215,721       $118,410
COSTS and EXPENSES
Cost of goods sold..............................67,674      42,423         201,719        118,047
Selling, general and administrative..............4,412       3,300          12,352         10,168
Start-up costs.......................................-         825               -          2,496
Income (loss) from operations ...................2,765      (3,652)          1,650        (12,301)
OTHER INCOME (EXPENSE)
Interest expense..................................(529)       (468)         (1,198)        (1,261)
Income (loss) before income taxes................2,236      (4,120)            452        (13,562)
(BENEFIT FROM) PROVISION FOR INCOME TAXES..........807      (1,483)            163         (4,874)
NET INCOME (LOSS)...............................$1,429     ($2,637)           $289        ($8,688)

AVERAGE SHARES                              17,872,570   15,437,474     17,748,294     15,437,474

BASIC EARNINGS (LOSS) PER SHARE                  $0.08       ($0.17)         $0.02         ($0.56)
DILUTED EARNINGS (LOSS) PER SHARE                $0.08       ($0.17)         $0.02         ($0.56)

See accompanying notes to condensed consolidated financial statements.

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                            Nine Months Ended
                                                                 June 30,
                                                            2000           1999

OPERATING ACTIVITIES
  Net income (loss).........................................$289         ($8,688)
  Adjustments to reconcile net income (loss) to
     net cash provided (used) by operating activities:
     Depreciation and amortization.........................6,572           5,471
     Deferred income taxes .................................(154)         (1,956)
     Provision for accounts receivable allowances............259             322
     Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable..........(11,471)             (7)
     (Increase) decrease in inventories..................(32,527)         15,661
     (Increase) decrease in prepaid expenses
        and other asset....................................5,040           1,659
     (Decrease) increase in accounts payable...............2,492           8,430
     (Decrease) increase in deferred revenue .............12,704          (1,379)
     (Decrease) increase in accrued expenses
        and other liabilities................................939          (2,184)
       Cash provided (used) by operating activities......(15,857)         17,329

INVESTING ACTIVITIES

  Purchases of property, plant and equipment.............(42,435)        (11,976)

FINANCING ACTIVITIES

  Proceeds from borrowings...............................106,800          33,100
  Principal payments on borrowings.......................(83,359)        (38,716)
                                                          23,441          (5,616)
  Net proceeds from sale of common stock .................35,940              --
       Cash provided (used) by financing activities.......59,381          (5,616)
  Increase (decrease) in cash and cash equivalents.........1,089            (263)
Cash and cash equivalents at beginning of period...........1,625             748
Cash and cash equivalents at end of period................$2,714            $485

Supplemental disclosures of cash flow information:
  Cash paid (received) during the period for:
       Interest (net of amounts capitalized)................$464          $1,198
       Income taxes......................................($3,497)        ($5,277)

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

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended September 30, 2000. For further informa-tion, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

(2)     INVENTORIES

        The components of inventories consisted of the following:

                                             June 30,            September 30,
                                               2000                  1999

                                                      (In thousands)

                Finished goods              $39,551                  $29,309
                Work-in-process               4,336                    3,011
                Raw materials                18,437                   10,358
                In-transit materials         18,337                    6,867
                Storeroom parts               6,352                    4,941
                                            $87,013                  $54,486

        Inventories are principally valued at the lower of average cost or market.

        Gross profit for the nine month period ended June 30, 1999 includes a $707,000 charge to earnings for the reduction in carrying value of finished goods inventory, primarily related to a decline in the selling prices of the Company's energy products.

(3)     PURCHASE OF EQUIPMENT AND SALE OF STOCK

        On September 3, 1999, the Company entered into an Asset Purchase Agree-ment to purchase mill equipment for $11.75 million. This equipment is being used by the Company in connection with the construction and equipping of a new large diameter pipe and tubing facility adjacent to its existing facilities in Hickman, Arkansas. The Company estimates that the total cost for this project will be $40 million. As of June 30, 2000, the Company has expended $33.2 million and has an additional $6.8 million committed to the new facility.

        The Company funded this project principally through the issuance of 2.3 million shares of its common stock. The original 2.0 million shares offered to the public closed on October 6, 1999. The underwriters' over-allotment of 300,000 shares closed on October 21, 1999. Total proceeds to the Company from the sale, net of the underwriting discount and other expenses, were $35.2 million.

(4)     START-UP COSTS

        During September 1998, the Company acquired assets to be used in the production of cold drawn tubular products at a production facility in Beaver Falls, Pennsylvania. The Company incurred net costs of $825,000 in the third quarter of fiscal 1999 and $2.5 million in the nine month period ended June 30, 1999 related to the commencement of operations at this facility. These costs are comprised primarily of salary and related costs for the production, sales and administrative personnel prior to the fully integrated operation of the facility.

        As of October 1, 1999, the net operating losses of the Beaver Falls facility are included as a component of the industrial products gross profit margin.

(5)     INCOME (LOSS) PER SHARE

        Diluted income per share for the quarter and nine months ended June 30, 2000 was computed based upon the net income of the Company and the weighted average number of shares of common stock including the net effect of stock options. Total shares utilized in this calculation were 18,360,196 and 18,076,978, respectively.

        Diluted loss per share was computed based upon the net loss of the Company and the weighted average number of shares of common stock excluding the net effect of stock options which were anti-dilutive. Total shares utilized in this calculation were 15,437,474 for the quarter and nine month period ended June 30, 1999.

(6)     SEGMENT INFORMATION

        The following table set forth data for the three and nine month periods ended June 30, 2000 and 1999 for the reportable industry segments of energy products and industrial products. Intersegment sales are not material. Identifiable assets are those used in the Company's operations in each segment.

                                Energy          Industrial
                                Products        Products        Corporate       Total

Three Month Period Ended
June 30, 2000

Net sales                      $ 53,608           $21,243         $    --       $ 74,851
Operating income (loss)           3,543              (778)             --          2,765
Identifiable assets             127,660            58,089          50,200 (1)    235,949
Depreciation and
   amortization                   1,325               715             369          2,409
Capital expenditures              2,893               879           9,067 (2)     12,839

Nine Month Period Ended
June 30, 2000

Net sales                      $152,181           $63,540         $    --       $215,721
Operating income (loss)           4,784            (3,134)             --          1,650
Identifiable assets             127,660            58,089          50,200 (1)    235,949
Depreciation and
   amortization                   3,455             2,046           1,071          6,572
Capital expenditures              5,165             2,321          34,949 (2)     42,435

Three Month Period Ended
June 30, 1999

Net sales                      $ 25,099           $17,797         $    --       $ 42,896
Operating (loss)                 (2,689)             (963) (3)         --         (3,652)
Identifiable assets              82,377            50,950          12,063        145,390
Depreciation and
   amortization                   1,194               626             124          1,944
Capital expenditures                408             2,341           1,319          4,068

Nine Month Period Ended
June 30, 1999

Net sales                      $ 66,795           $51,615         $    --       $118,410
Operating (loss)                 (9,174)           (3,127) (3)         --        (12,301)
Identifiable assets              82,377            50,950          12,063        145,390
Depreciation and
   amortization                   3,578             1,491             402          5,471
Capital expenditures              2,597             6,008           3,371         11,976


(1) Included in Corporate's identifiable assets at June 30, 2000 is the $33.2 million construction in progress for the new large diameter pipe and tubing facility.

(2) Included in Corporate's capital expenditures for the three and nine month periods ended June 30, 2000 is $8.4 million and $33.2 million, respectively, for the new large diameter pipe and tubing facility.

(3) During the three and nine month periods ended June 30, 1999, the Company incurred net operating losses of $825,000 and $2.5 million related to the operations of its Beaver Falls, Pennsylvania facility which had not reached normal production capacity.

(7)     COMBINATION WITH PRUDENTIAL STEEL

        On June 11, 2000, the Company and Prudential Steel Ltd. entered into a definitive Combination Agreement providing for the combination of Prudential with Maverick. The combination is expected to be accounted for as a pooling of interests. The transaction is subject to the approval of the stockholders of Maverick and Prudential and by the Alberta courts, as well as customary closing conditions, including regulatory and governmental approval in the U.S. and Canada.

        Under the proposed transaction, Prudential stockholders will receive
        0.52 of an exchangeable share for each of their Prudential common shares. Each exchangeable share will have the economic and voting rights equivalent to one share of Maverick common stock. The exchange-able shares will be exchangeable at any time, at the holder's option, for shares of Maverick common stock on a one-for-one basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

As used herein, unless the context otherwise requires, the terms "we," "us," "our" or "Maverick" refer to Maverick Tube Corporation and its subsidiaries.

Certain statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding matters that are not historical facts (including statements as to the beliefs or expectations of the Company) are forward-looking statements. Because such forward-looking state-ments include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For example, uncertainty continues to exist as to future levels and volatility of oil and gas prices and their effect on drilling levels and demand for the Company's energy-related products, the future impact of industry-wide draw downs of inventories and future import levels. Uncertainty also exists as to the trend and direction of both product pricing and purchased steel costs. Reference is made to the "Risk Factors" discussed in Exhibit 99.1 of the Company's Annual Report on Form 10-K for its fiscal year ended September 30, 1999.

OVERVIEW

Our products include electrical resistance welded ("ERW") Oil Country Tubular Goods ("OCTG") and line pipe, which are sold primarily to distributors who supply end users in the energy industry, and structural tubing and standard pipe, which are sold primarily to service centers who supply end users in construction, transportation, agriculture and other industrial enterprises. Also, during the first quarter of fiscal 1999, we began the production of cold drawn tubing products for industrial applications.

Demand for our energy related products depends primarily upon the number of oil and natural gas wells being drilled, completed and worked over in the United States and Canada and the depth and drilling conditions of these wells. The levels of these activities are primarily dependent on oil and natural gas prices. Domestic end-users obtain OCTG from domestic and foreign pipe producers and from draw-downs of their or distributors' inventories. According to published industry reports, average U.S. drilling increased by 61% for the quarter ended June 30, 2000, compared to the same quarter of the previous year. Natural gas drilling increased by 63%, while oil related drilling increased by 55%. The higher drilling levels for both oil and natural gas were primarily attributable to significant increases in commodity prices, up by 65% and 64%, respectively. Drilling levels remained relatively stable throughout the quarter.

The following table illustrates certain factors related to industry-wide domestic drilling activity, domestic energy prices, domestic oil country tubular goods consumption, shipment, imports and inventories for the periods presented:

                                             Fiscal Third Quarter Ended June 30,
                                                  2000                    1999

U.S. Drilling Activity

Average rig count                                  845                     524
Average energy prices
        Oil per barrel (West Texas

           Intermediate)                        $29.04                  $17.68
        Natural gas per MCF
           (Average U.S.)                      $  3.53                 $  2.14

U.S. oil country tubular goods consumption
                (in thousands of tons):

        U.S. producer shipments                    509                     181
        Imports                                    176                      26
        Inventory (increase)/decrease             (120)                     79
        Used pipe                                   15                      13
                Total U.S. consumption             580                     299

The rig count in the table is based on weekly rig count reporting from Baker Hughes, Inc. Energy prices in the table are monthly average period prices as reported by Spears and Associates for West Texas Intermediate grade crude oil and the average U.S. monthly natural gas cash price as reported by Natural Gas Week. Imports are as reported by Duane Murphy and Associates in "The OCTG Situation Report." Inventory (increase) /decrease are our estimates based upon independent research by Duane Murphy and Associates. Used pipe quantities are calculated by multiplying 8.3 recoverable tubing and casing tons by the number of abandoned oil and gas wells. U.S. consumption of OCTG are management estimates based on estimated per rig consumption of OCTG multiplied by the Baker Hughes rig count. U.S. producer shipments are our estimates calculated based on the components listed above.

Imports increased 576.9%, with import market share growing from 8.6% during the third quarter of fiscal 1999 to 30.3% during the third quarter of fiscal 2000. During the third quarter of fiscal 2000, OCTG demand increased 20.6% due to industry inventory increases. During the third quarter of fiscal 1999, OCTG demand was adversely affected by industry inventory decreases which satisfied an estimated 26.4% of consumption. Management believes that at June 30, 2000, industry inventories were at or below normal levels in relation to demand, as inventory months of supply decreased 31.0%, from 7.1 months at June 30, 1999 to
4.9 months at June 30, 2000.

As a result of the increased drilling activity, we estimate that total U.S. consumption increased by 94.0% in the third quarter of fiscal 2000, compared to the prior year quarter. During that same period, our domestic shipments of OCTG increased 113.2% and our export sales, primarily to Canada, decreased by 34.0%. We estimate that our domestic OCTG market share remained relatively stable at 16.2% during the quarter ended June 30, 2000.

Published information suggests that demand for line pipe decreased during the third quarter of fiscal 2000 by an estimated 8%. However, domestic shipments fell by 26% as the import market share rose from 33.6% to 46.5%.

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

We estimate that the demand for structural tube products (commonly referred to as hollow structural sections or HSS) of the type we produce increased 5.0% during the third quarter of fiscal 2000 over the prior year period. Total U.S. producer shipments remained relatively stable as import market share increased from 21.8% to 25.7%. According to published reports, the standard pipe market demand remained relatively stable, while total domestic producer shipments increased 20.2% as the import market share increased from 33.8% to 44.9%.

Pricing of our products was mixed over our product lines during the third quarter of fiscal 2000. Pricing of OCTG, line, structural and standard pipe was up 18%, 24%, 10% and 17%, respectively, compared to the prior year quarter. Pricing of cold drawn tubing products decreased by 3%.

Steel costs included in cost of goods sold increased during the third quarter of fiscal 2000 by $41 per ton, or 15.2%, to $309 per ton, compared to the quarter ended June 30, 1999 and by $7 per ton, or 2.3%, compared to the quarter ended March 31, 2000. The current replacement cost of steel is approximately 6% lower than the cost recorded in cost of goods sold during the quarter due to recent price decreases implemented by our major supplier of steel. These price decreases reflect inventory adjustments in the steel industry.

Purchased steel represents slightly more than two-thirds of our costs of goods sold. As a result, the steel industry, which is highly volatile and cyclical in nature, affects our business both positively and negatively. Numerous factors, most of which are beyond our control, drive the cycles of the steel industry and influence steel prices including general economic conditions, industry capacity utilization, import duties and other trade restrictions and currency exchange rates. Changes in steel prices have a significant impact on the margin levels of our products.

RESULTS OF OPERATIONS

OVERALL COMPANY

Net sales of $74.9 million increased $32.0 million, or 74.5%, during the third quarter of fiscal 2000, compared to the prior year quarter. These results were primarily attributable to an increase of 44.5% in total product shipments, from 86,391 tons in the third quarter of fiscal 1999 to 124,828 tons in the third quarter of fiscal 2000. Overall average net selling prices increased from the comparable quarter of the prior year by 20.8%, from an average of $497 per ton to $600 per ton. Net sales of $215.7 million during the nine months ended June 30, 2000, increased $97.3 million or 82.2%, compared to the prior year period. These results were primarily attributable to an increase of 64.5% in total product shipments, from 231,494 tons in the first nine months of fiscal 1999 to 380,758 tons in the current year, and an overall increase of 10.8% in the average selling prices of our products.

Cost of goods sold of $67.7 million increased $25.3 million, or 59.5%, during the third quarter of fiscal 2000 over the comparable prior year period. The overall increase was due to increased product shipments. However, the overall unit cost per ton of products sold increased 10.4%, from an average of $491 per ton to $542 per ton in the third quarter of fiscal 2000, compared with the same period in fiscal 1999. This increase was primarily due to the increase in steel costs and by a higher level of energy shipments. See "Overview." Cost of goods sold of $201.7 million increased $83.7 million, or 70.9%, during the nine months ended June 30, 2000, compared to the same period of the previous year. Again, the overall increase was primarily due to increased shipments.

The Company earned a gross profit of $7.2 million during the third quarter of fiscal 2000, compared to a gross profit of $473,000 in the prior year period. Gross profit, as a percentage of net sales, was 9.6% for the three month period ended June 30, 2000, compared to a gross profit, as a percentage of net sales, of 1.1% for the prior year period. The gross profit of $14.0 million during the nine months ended June 30, 2000, compared to a gross profit of $363,000 during the nine months ended June 30, 1999. The gross profit, as a percentage of net sales, was 6.5% for the nine month period ended June 30, 2000, compared to a gross profit, as a percentage of net sales, of 0.3% for the prior year period. The change in the gross profit for the three and nine month periods ended June 30, 2000 was due to the factors affecting net sales and cost of goods sold discussed above.

Selling, general and administrative expenses increased by $980,000, or 27.6%, in the third quarter of fiscal 2000 and by $2.2 million, or 20.6%, in the first nine months of fiscal 2000 over the prior year period. Selling, general and administrative expenses were primarily impacted by additional depreciation on our new enterprise resource planning system and general wage increases effective at the beginning of the fiscal year. Selling, general and administrative expenses as a percentage of net sales in the third quarter and first nine months of fiscal 2000 were 6.1% and 5.9%, respectively compared to 8.3% and 8.9%, for the comparable prior year periods.

During September 1998, we acquired assets that are being utilized in the production of cold drawn tubular products at a facility in Beaver Falls, Pennsylvania. We incurred net costs of $825,000 during the third quarter and $2.5 million during the first nine months of fiscal 1999 related to the commencement of operations at this facility. These costs were comprised of salary and related costs for the production, sales and administrative personnel prior to the fully integrated operation of the facility. These start-up costs were included in the industrial products segment operating loss for the three and nine month periods ended June 30, 1999.

Interest expense remained relatively stable in the third quarter and in the first nine months of fiscal 2000 over the prior year periods. This was due to higher average borrowings during the third fiscal quarter offset by the capitalization of interest for the large mill facility. Our long-term debt to capitalization ratio increased from 33.0% at September 30, 1999 to 35.1% at June 30, 2000, primarily due to the increase in working capital to $69.5 million at June 30, 2000 from $44.3 million at September 30, 1999. This increase was partially offset by the reduction of debt from a portion of the net proceeds of the sale of 2.3 million shares of common stock in October 1999.

The provision for income taxes was $807,000 for the third quarter of fiscal 2000, compared to the prior year when we recorded a benefit from taxes of $1.5 million. This change is attributable to the generation of pre-tax income of $2.2 million in the third quarter of fiscal 2000, compared to a pre-tax loss of $4.1 million in the third quarter of fiscal 1999. The provision for income taxes was $163,000 for the first nine months of fiscal 2000, compared to the prior year when we recorded a benefit from taxes of $4.9 million. This change is attributable to the generation of pre-tax income of $452,000 in the first nine months of fiscal 2000, compared to a pre-tax loss of $13.6 million in the first nine months of fiscal 1999.

As a result of the increased gross profits and the other factors discussed above, we generated net income of $1.4 million in the third quarter of fiscal 2000, an increase of $4.1 million from the comparable prior year period. We generated net income of $289,000 for the first nine months of fiscal 2000, an increase of $9.0 million from the comparable prior year period.

ENERGY PRODUCTS SEGMENT

Energy product sales of $53.6 million increased $28.5 million, or 113.6%, for the third quarter of fiscal 2000, compared to the prior year period. Energy product shipments increased 37,522 tons, or 79.1%, from 47,413 tons to 84,935 tons. Our domestic shipments of OCTG increased by 113.2% from the quarter ended June 30, 1999. The increase in both sales and shipments was due to the rig count increasing from 524 active rigs to 845 active rigs. The Company's export shipments, primarily to Canada, decreased 34.5%, from 5,846 tons in the quarter ended June 30, 1999 to 3,890 tons in the quarter ended June 30, 2000, even though the average level of Canadian drilling rose 111.8% from 102 active rigs to 216 active rigs. Management believes that the decrease in shipments to Canada reflects expanded production capacity and finishing capacity at Canadian mills. Line pipe shipments decreased 24.6% from the third quarter of fiscal 1999 to the third quarter of fiscal 2000. The average net selling price for energy products was $631 per ton, an increase of $102 per ton, or 19.2%, compared to the quarter ended June 30, 1999 and an increase of $19 per ton, or 3.1%, compared to the quarter ended March 31, 2000. These increases are primarily due to improved market conditions. See "Overview."

Energy products sales of $152.2 million increased $85.4 million, or 127.8%, for the first nine months of fiscal 2000, compared with the prior year period. Energy product shipments increased 136,037 tons, or 115.0%, from 118,296 tons to 254,333 tons. The average net selling price for energy products was $598 per ton, an increase of $34 per ton. These changes were a result of the same market conditions discussed above.

Energy products cost of goods sold of $47.0 million increased $21.1 million, or 81.5%, for the third quarter of fiscal 2000, compared with the prior year period. The increase was primarily due to increased product shipments and higher steel costs. See "Overview." The gross profit for energy products of $6.6 million for the quarter ended June 30, 2000 compares to a gross loss of $900,000 for the prior year period. Energy products gross profit margin percentage was 12.2% for the quarter ended June 30, 2000, compared to a gross loss margin percentage of 3.6% for the prior year period.

Energy products cost of goods sold of $139.2 million increased $68.5 million, or 96.8% for the first nine months of fiscal 2000, compared with the prior year period. The gross profit for energy products of $13.0 million for the nine month period ended June 30, 2000 compares to a gross loss of $3.9 million for the nine month period ended June 30, 1999. Energy products gross profit percentage was 8.5% for the first nine months of fiscal 2000, compared to a gross loss margin percentage of 5.9% for the prior year period.

INDUSTRIAL PRODUCTS SEGMENT

The industrial products segment gross profit margin as of October 1, 1999 includes the results of operations of our cold drawn tubing facility, which were previously categorized as start-up costs. Industrial products sales of $21.2 million increased $3.4 million, or 19.4%, for the third quarter of fiscal 2000, compared with the prior year period. Industrial products shipments increased 915 tons, or 2.3%, from 38,978 tons to 39,893 tons (including 4,115 tons of cold drawn tubing sales). The average net selling price for industrial products during the third quarter of fiscal 2000 was $533, up $76 per ton, or 16.6%, compared to the prior year period. This increase for the third quarter was due to a selling price increase implemented during the quarter on structural and standard pipe and the addition of cold drawn tubing sales, which have a substantially higher selling price per ton ($1,143 per ton).

Industrial products sales of $63.5 million increased $11.9 million, or 23.1%, for the first nine months of fiscal 2000, compared with the prior year period. Industrial product shipments increased 13,227 tons, or 11.7%, from 113,198 to 126,425 tons (including 10,097 tons of cold drawn tubing sales). The average selling price for industrial products for the nine months ended June 30, 2000 was $503 per ton, an increase of $47 per ton from the prior year. These increases were a result of the same market conditions discussed above.

Cost of goods sold of $20.6 million increased $4.2 million, or 25.5%, in the third quarter of fiscal 2000 from the prior year period of fiscal 1999. Gross profit for industrial products of $624,000 for the quarter ended June 30, 2000 compares to a gross profit of $1.4 million for the prior year period. The decreased gross profits were due to the inclusion of our cold drawn tubing losses of $247,000, increased steel prices and higher conversion costs. Industrial products gross profit margin percentage was 2.9% for the quarter ended June 30, 2000, compared to a gross profit margin percentage of 7.7% during the prior year period.

Cost of goods sold of $62.5 million increased $15.2 million, or 32.2%, for the first nine months of fiscal 2000, compared with the prior year period. Gross profit for industrial products of $1.0 million for the nine months ended June 30, 2000 compares to a gross profit of $4.3 million for the prior year period. The decreased gross profits were due to the inclusion of our cold drawn tubing losses of $1.9 million, increased steel prices and higher conversion costs. Industrial products gross profit percentage was 1.6% for the first nine months of fiscal 2000, compared to 8.4% for the first nine months of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 30, 2000 was $69.5 million and the ratio of current assets to current liabilities was 2.3 to 1.0, compared to September 30, 1999 when working capital was $44.3 million and the ratio of current assets to current liabilities was 2.1 to 1.0. The increase in working capital for the nine month period ended June 30, 2000 was principally due to a $32.5 million increase in inventory and a $11.5 million increase in accounts receivable, partially offset by a $12.7 million increase in deferred revenue, a $2.5 million increase in accounts payable, a $1.0 million increase in accrued expenses and other liabilities and a $5.0 million decrease in prepaid expenses and other assets. The above changes were primarily due to the increased energy business volume and purchasing of steel in advance to lessen the effect of previously announced price increases. Cash used by operating activities was $15.9 million for the nine month period ended June 30, 2000. The primary use of cash was the above described changes in operating assets and liabilities, which offset the net cash provided from operations of $6.9 million (excluding depreciation and amortization of $6.6 million).

Cash used in investing activities was $42.4 million for the nine month period ended June 30, 2000, primarily for the purchases of equipment of $6.8 million, completion of and enhancements to our new enterprise resource planning system of $2.4 million and the construction and equipping of our new large diameter pipe and tubing facility of $33.2 million.

Cash provided by financing activities was $59.4 million for the nine month period ended June 30, 2000. Outstanding borrowings on our Revolving Credit F acility increased $24.0 million, primarily due to the construction and equipping of our new large diameter pipe and tubing facility and the increased steel inventories. Net proceeds of $35.1 million were generated from the sale of 2.3 million shares of common stock in the first quarter of fiscal 2000. Other long-term indebtedness, including current maturities, was reduced by approximately $599,000.

Our capital budget for fiscal 2000 is $49.0 million, of which $42.4 million was expended during the nine month period ended June 30, 2000. The capital budget includes $40.0 million for the construction and equipping of a new large diameter pipe and tubing facility which is being constructed adjacent to our existing facilities in Hickman, Arkansas. We are funding this project principally through the proceeds of our public offering of 2.3 million shares of common stock completed in October 1999. Total proceeds from the sale, net of underwriting discount and other expenses were $35.1 million. The remaining $9 million of our capital expenditure budget will be used to acquire new equipment for our existing manufacturing facilities and to enhance our new enterprise resource planning system. As of June 30, 2000, we had an additional $9.2 million committed for the purchase of equipment. We expect to meet our ongoing working capital and capital expenditure requirements from a combination of cash flow from operating activities and available borrowings under our Revolving Credit Facility, all of which constitute our primary source of liquidity.

During June 2000, we amended our Revolving Credit Facility to increase the maximum borrowings up to the lesser of the eligible borrowing base or $60 million. The $10.0 million overline is available until September 30, 2000. The Revolving Credit Facility bears interest at either the prevailing prime rate or an adjusted Eurodollar rate, plus an interest margin, depending upon certain financial measurements. The Revolving Credit Facility is secured by the Company's accounts receivable, inventories and equipment and will expire on September 30, 2003. As of June 30, 2000, the applicable interest rate on this Credit Facility was 8.6 percent per annum and we had $4.2 million in additional available borrowings. As of June 30, 2000, we had $2.7 million in cash and cash equivalents.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

        On August 1, 2000, the Board of Directors of the Company adopted a calendar year-end. Commencing with the current fiscal year, the fiscal year-end of the Company will be changed from September 30 of each year to December 31 of each year.

        The Company will file a Quarterly Report on Form 10-Q to cover the three month transition period from October 1, 1999 to and including December 31, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibit No.                                 Description

10.1                    Fifth Amendment to Secured Credit Agreement

10.2                    Sixth Amendment to Secured Credit Agreement

27                      Financial Data Schedule


(b) Reports on Form 8-K.

On June 12, 2000, the Company filed a Report on Form 8-K announcing a business combination with Prudential Steel Ltd. The two companies have entered into a definitive Combination Agreement providing for the combination of Prudential with Maverick. The combination is expected to be accounted for as a pooling of interest. The transaction is subject to the approval of the stockholders of Maverick and Prudential and by the Alberta courts, as well as customary closing conditions, including regulatory and governmental approval in the U.S. and Canada.

Under the proposed transaction, Prudential stockholders who do not exercise their dissenters' rights will receive exchangeable shares for each of their Prudential common shares. Each exchangeable share will have the economic and voting rights equivalent to one share of Maverick common stock. The exchangeable shares will be exchangeable at any time, at the holder's option, for shares of Maverick common stock on a one-for-one basis.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Maverick Tube Corporation
                                                        (Registrant)

Date:  August 10, 2000                                 /s/ Gregg Eisenberg
                                                           Gregg Eisenberg

                                           President and Chief Executive Officer
                                                   (Principal Executive Officer)

Date:  August 10, 2000                                /s/ Barry Pearl
                                                          Barry Pearl

                                           Chief Financial Officer
                                          (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.             DESCRIPTION

10.1            Fifth Amendment to Revolving Credit Agreement

10.2            Sixth Amendment to Revolving Credit Agreement

27              Financial Data Schedule