Form 10-QT
period 1999-12-31
MAVERICK TUBE CORPORATION
filed 2000-09-21
CIK 869087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT  OF  1934
              For the Quarterly Period ended _____________________
                                       OR
[x] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

      For the Transition Period From October 1, 1999 TO December 31, 1999

COMMISSION FILE NUMBER  0-30146

                            MAVERICK TUBE CORPORATION
             (Exact name of registrant as specified in its charter)

         DELAWARE                                       43-1455766
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)


         16401 Swingley Ridge Road
         Suite 700
         Chesterfield, Missouri                         63017
(Address of principal executive offices)             (Zip Code)


                                   (636) 733-1600
              (Registrant's telephone number, including area code)


Maverick Tube Corporation's former fiscal year end was September 30th. (Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value - 17,899,224 shares as of September 21, 2000

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES

                                     INDEX

PART I.    FINANCIAL INFORMATION                                        PAGE NO.

Item 1.    Financial Statements (Unaudited)                                3

           Condensed Consolidated Balance Sheets - December 31, 1999
           and September 30, 1999                                          3

           Condensed Consolidated Statements of Operations - Three
           month period ended December 31, 1999 and 1998                   4

           Condensed Consolidated Statements of Cash Flows -- Three
           month period ended December 31, 1999 and 1998                   5

           Notes to Condensed Consolidated Financial Statements            6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       8

Item 3.    Quantitative and Qualitative Disclosures About Market
           Risk                                                           12

PART II.   OTHER INFORMATION

Item 5.    Other Information                                              13

Item 6.    Exhibits and Reports on Form 8-K                               13

SIGNATURES                                                                14

EXHIBIT INDEX                                                             15

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                        December 31,     September 30,
                                                                                           1999               1999
                                                                                         (Unaudited)         (Note)
                                                                                      -----------------------------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                                 $1,076             $1,625
     Accounts receivable, less allowances of $481 and
       $542 on December 31 and September 30, 1999, respectively                                20,518             19,661
     Inventories (see Note 2)                                                                  72,683             54,486
     Deferred income taxes                                                                      1,933              1,933
     Income taxes refundable                                                                    4,631              3,739
     Prepaid expenses and other current assets                                                  1,408              1,469
                                                                                      ----------------  -----------------
         Total current assets                                                                 102,249             82,913

PROPERTY, PLANT, AND EQUIPMENT
     Less accumulated depreciation (December 31, 1999 -
       $41,103; September 30, 1999 - $39,122)                                                  89,157             74,518

OTHER ASSETS                                                                                    2,756              2,717
                                                                                      ----------------  -----------------
TOTAL ASSETS                                                                                 $194,162           $160,148
                                                                                      ================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                                         $30,396            $28,244
     Accrued expenses and other liabilities                                                     6,470              5,929
     Deferred revenue                                                                           5,298              3,716
     Current maturities of long-term debt                                                         723                708
                                                                                      ----------------  -----------------
         Total current liabilities                                                             42,887             38,597

LONG-TERM DEBT, less current maturities                                                         7,300              7,518

REVOLVING CREDIT FACILITY                                                                      27,150             31,000

DEFERRED INCOME TAXES                                                                           3,387              3,387

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value;                                                              --                 --
         5,000,000 shares authorized
     Common stock, $.01 par value;
         40,000,000 authorized shares,
         17,768,474 and 15,440,474 shares issued and outstanding
         at December 31, 1999 and September 30, 1999, respectively                                178                154
     Additional paid-in capital                                                                79,314             44,248

     Retained earnings                                                                         33,946             35,244
                                                                                      ----------------  -----------------
         Total stockholders' equity                                                           113,438             79,646
                                                                                      ----------------  -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $194,162           $160,148
                                                                                      ================  =================

 ....................................................................................................................................
Note:  The condensed consolidated balance sheet at September 30, 1999, has been derived from the audited consolidated financial statements at that date.
 ....................................................................................................................................

See accompanying notes to condensed consolidated financial statements.


                                MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (In thousands, except share data)
                                               (Unaudited)

                                                                               Three months ended
                                                                                  December 31

                                                                             1999              1998
                                                                       ------------------------------------

NET SALES                                                                   $69,969           $41,388

COSTS and EXPENSES
     Cost of goods sold                                                      67,788            40,643
     Selling, general and administrative                                      4,099             3,420
     Start-up costs                                                              --               719
                                                                       ------------------------------------
     Loss from operations                                                    (1,918)           (3,394)

OTHER INCOME (EXPENSE)
     Interest expense                                                          (203)             (335)
     Other income                                                                94                36
                                                                       ------------------------------------
     Loss before income taxes                                                (2,027)           (3,693)

BENEFIT FROM INCOME TAXES                                                      (729)           (1,329)
                                                                       ------------------------------------
NET (LOSS)                                                                  ($1,298)          ($2,364)
                                                                       ====================================


     AVERAGE SHARES                                                      17,564,246        15,437,474

     BASIC LOSS PER SHARE                                                    ($0.07)           ($0.15)
                                                                       ====================================

     DILUTED LOSS PER SHARE                                                  ($0.07)           ($0.15)
                                                                       ====================================



See accompanying notes to condensed consolidated financial statements.

                                               MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited, in thousands)

                                                                                          Three Months Ended
                                                                                             December 31,
                                                                                         1999            1998
                                                                                   ------------------------------
OPERATING ACTIVITIES
  Net (loss)                                                                           $1,298)        ($2,364)
  Adjustments to reconcile net (loss) to net cash provided
   (used) by operating activities:
    Depreciation and amortization                                                       2,010           1,659
    Provision for accounts receivable allowances                                          (61)            245
    Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                          (796)          2,615
     (Increase) decrease in inventories                                               (18,197)         11,254
     (Increase) decrease in prepaid expenses and other assets                            (898)           (466)
     (Decrease) increase in accounts payable                                            2,152          (1,041)
     (Decrease) increase in deferred revenue                                            1,582          (1,221)
     (Decrease) increase in accrued expenses and other liabilities                        541             (51)
                                                                                   --------------  --------------
       Cash provided (used) by operating activities                                   (14,965)         10,630

INVESTING ACTIVITIES
  Purchases of property, plant and equipment                                          (16,621)         (2,919)

FINANCING ACTIVITIES
  Proceeds from borrowings                                                             46,550           12,050
  Principal payments on borrowings                                                    (50,603)         (19,636)
                                                                                   --------------  --------------
                                                                                       (4,053)          (7,586)
  Net proceeds from sale of common stock                                               35,090               --
                                                                                   --------------  --------------
       Cash provided (used) by financing activities                                    31,037           (7,586)
Increase (decrease) in cash and cash equivalents                                         (549)             125
Cash and cash equivalents at beginning of period                                        1,625              748
                                                                                   --------------  --------------
Cash and cash equivalents at end of period                                             $1,076             $873
                                                                                   ==============  ==============

Supplemental disclosures of cash flow information:
  Cash paid (received) during the period for:

       Interest                                                                          $423             $304
       Income taxes                                                                       $26          ($4,847)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the fiscal 1999 Form 10-K.

By unanimous consent of the Board of Directors dated August 1, 2000, the directors determined that the fiscal year, which commenced on October 1, 1999, shall end on December 31, 1999, and that thereafter, the fiscal year shall commence on January 1st and end on December 31st. Accordingly, the unaudited consolidated financial statements are presented for the transition period from October 31, 1999 to December 31, 1999.

(2)      INVENTORIES

The components of inventories consisted of the following:

                                   December 31,            September 30,
                                        1999                     1999
                                               (In thousands)
Finished goods                       $30,050                  $29,309
Work-in-process                        2,936                    3,011
Raw materials                         14,431                   10,358
In-transit materials                  19,745                    6,867
Storeroom parts                        5,521                    4,941
                                     $72,683                  $54,486

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

(4)      START-UP COSTS

During September 1998, the Company acquired assets to be used in the production of cold drawn tubular products at a production facility in Beaver Falls, Pennsylvania. The Company incurred net costs of $719,000 in the quarter ended December 31, 1998 related to the commencement of operations at this facility. These costs are comprised primarily of salary and related costs for the production, sales and administrative personnel prior to the fully integrated operation of the facility.

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

(6)      SEGMENT INFORMATION

The following table set forth data for the quarters ended December 31, 1999 and 1998 for the reportable industry segments of energy products and industrial products. Intersegment sales are not material. Identifiable assets are those used in the Company's operations in each segment.

                              Energy    Industrial
                             Products    Products       Corporate        Total

December 31, 1999

Net sales                     $49,613     $20,356       $    --       $  69,969
Operating loss                   (243)     (1,675)           --          (1,918)
Identifiable assets           104,196      57,472        32,494 (1)     194,162
Depreciation and
  amortization                    981         665           364           2,010
Capital expenditures            1,117         671        14,833 (1)      16,621


December 31, 1998

Net sales                     $24,992     $16,396       $    --       $  41,388
Operating loss                 (2,759)       (635) (2)       --          (3,394)
Identifiable assets            88,831      42,944         9,559         141,334
Depreciation and
  amortization                  1,187         346           126           1,659
Capital expenditures            1,114         790         1,015           2,919

(1) Included in Corporate's identifiable assets and capital expenditures is the $14.4 million construction in progress for the new large diameter pipe and tubing facility.

(2) During the quarter ended December 31, 1999, the Company incurred net operating losses of $719,000 related to the operations of its Beaver Falls, Pennsylvania facility which had not reached normal production capacity.

(7)      COMBINATION WITH PRUDENTIAL STEEL

On June 11, 2000, the Company and Prudential Steel Ltd. entered into a definitive Combination Agreement providing for the combination of Prudential with Maverick. The combination is expected to be accounted for as a pooling of interests. The transaction is subject to, among other things, the approval of the stockholders of Maverick and Prudential and the approval of the plan of arrangement by the Court of Queens' Bench of Alberta. The Special Shareholders' Meeting is scheduled for September 22, 2000.

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

OVERVIEW

Our products include electrical resistance welded ("ERW") Oil Country Tubular Goods (OCTG) and line pipe, which are sold primarily to distributors who supply end users in the energy industry, and structural tubing and standard pipe, which are sold primarily to service centers who supply end users in construction, transportation, agriculture and other industrial enterprises. Also, during the quarter ended December 31, 1998, we began the production of cold drawn tubing products for industrial applications.

Demand for our energy related products depends primarily upon the number of oil and natural gas wells being drilled, completed and worked over in the United States and Canada and the depth and drilling conditions of these wells. The levels of these activities are primarily dependent on oil and natural gas prices. Domestic end-users obtain OCTG from domestic and foreign pipe producers and from draw-downs of their or distributors' inventories. According to published industry reports, average U.S. drilling increased by 12% for the quarter ended December 31, 1999, as compared to the same quarter of the previous year. Natural gas drilling increased by 24%, while oil related drilling decreased by 21%. Natural gas drilling increased due to a 31% increase in gas prices. Oil drilling continued to decrease despite an 86% increase in oil prices. Drilling levels continued to climb during the quarter as drilling at the end of the quarter ended December 31, 1999 was 3% higher than the average for the quarter.

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

Imports increased 73%, with market share growing from 13.3% during the quarter ended December 31, 1998 to 17.0% during the quarter ended December 31, 1999. During the quarter ended December 31, 1999, industry inventory increases resulted in an estimated additional demand of 3.1%, while, during the quarter ended December 31, 1998, industry inventory decreases adversely affected U.S. producer shipments by satisfying an estimated 42.2% of consumption. Management believes that at December 31, 1999, industry inventories were below normal levels in relation to demand, as inventory months of supply decreased 49.5%, from 9.5 months at December 31, 1998 to 4.8 months at December 31, 1999.

As a result of increased drilling activity, partially offset by increased imports, we estimate that total U.S. consumption increased by 34.8% as compared to the quarter ended December 31, 1998. During that same period, our domestic shipments of OCTG increased 108.4% and our export sales, primarily to Canada, increased by 434.4%. We estimate that our domestic OCTG market share decreased to 19.1% during the quarter ended December 31, 1999 from 25.9% during the quarter ended December 31, 1998. The 19.1% market share captured by us during the quarter ended December 31, 1999 was more in line with our historical experience.

Published information suggests that demand for line pipe also increased during the quarter ended December 31, 1999 by an estimated 1%. However, domestic shipments rose by 22% as the import market share fell from 44.4% to 32.9%.

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

We estimate that the demand for structural tube products (commonly referred to as hollow structural sections or HSS) of the type we produce remained relatively flat during the quarter ended December 31, 1999. Total U.S. producer shipments declined by 2% as import market share increased slightly. According to published reports, the standard pipe market demand increased 1%, while total domestic producer shipments declined 10% as the import market share increased from 31.8% to 39.5%.

Pricing of our products was mixed over our product lines during the quarter ended December 31, 1999. Pricing of OCTG, structural and standard pipe was down 12%, 5% and 5%, respectively, as compared to the prior year quarter, but pricing of line pipe was up 1%.

Steel costs included in cost of goods sold increased during the quarter ended December 31, 1999 by $3 per ton, or 0.8%, to $297 per ton as compared to the quarter ended December 31, 1998 and by $26 per ton, or 9.6%, as compared to the quarter ended September 30, 1999. Our major supplier of steel has announced two price increases since September 1999, which will increase our replacement cost of steel by approximately $50 per ton. We estimate that these cost increases will not be fully reflected in cost of goods sold until the second and third quarters of fiscal 2000.

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


RESULTS OF OPERATIONS

OVERALL COMPANY

Net sales of $70.0 million increased $28.6 million, or 69.1%, during the quarter ended December 31, 1999 as compared to the prior year quarter. These results were attributable primarily to an increase of 73.5% in total product shipments, from 76,158 tons in the quarter ended December 31, 1998 to 132,166 tons in the current year quarter. Overall average net selling prices decreased from the prior year by 2.6%, from an average of $543 per ton to $529 per ton.

Cost of goods sold of $67.8 million increased $27.1 million, or 66.8%, during the quarter ended December 31, 1999 over the comparable prior year period. The overall increase was due primarily to increased product shipments. However, the overall unit cost per ton of products sold decreased 3.9%, from an average of $534 per ton to $513 per ton in the quarter ended December 31, 1999 as compared with the quarter ended December 31, 1998. This decrease was due to lower conversion costs resulting from more favorable fixed cost absorption due to higher production, partially offset by a modest increase in steel costs. See "Overview."

The Company earned a gross profit of $2.2 million during the quarter ended December 31, 1999 compared, to a gross profit of $745,000 in the quarter ended December 31, 1998. Gross profit, as a percentage of net sales was 3.1% for the three month period ended December 31, 1999 as compared to 1.8% for the prior year period. The change in the gross profit for the three month period ended December 31, 1999 is due to the factors affecting cost of goods sold discussed above.

Selling, general and administrative expenses increased by $679,000, or 19.9%, in the quarter ended December 31, 1999 over the prior year period. Selling, general and administrative expenses were primarily impacted by additional depreciation on our new enterprise resource planning system and general wage increases granted as of October 1st. Selling, general and administrative expenses as a percentage of net sales in the quarter ended December 31, 1999 were 5.8%, as compared to 8.3% for the comparable prior year period.

During September 1998, we acquired assets that are being utilized in the production of cold drawn tubular products at a facility in Beaver Falls, Pennsylvania. We incurred net costs of $719,000 during the quarter ended December 31, 1998 related to the commencement of operations at this facility. These costs were comprised primarily of salary and related costs for the production, sales and administrative personnel prior to the fully integrated operation of the facility. These start-up costs were included in the industrial products segment operating loss for the quarter ended December 31, 1998.

Interest expense decreased by $132,000, or 39.4%, in the quarter ended December 31, 1999 over the prior year. This was due to a lower average borrowing base during the quarter and the capitalization of interest for the large mill facility. Our long-term debt to capitalization ratio improved from 33.0% to 23.7% during this time frame. This improvement was primarily due to the sale of
2.3 million shares of common stock in October 1999 which increased stockholders' equity by $35.1 million.

The benefit from income taxes decreased by $600,000, or 45.1%, in the quarter ended December 31, 1999 over the prior year. This change is attributable to the decrease in pre-tax losses by $1.7 million.

As a result of the increased gross profit and the other factors discussed above, we generated a net loss of $1.3 million in the quarter ended December 31, 1999, a decrease of $1.1 million from the comparable prior year period.

ENERGY PRODUCTS SEGMENT

Energy product sales of $49.6 million increased $24.6 million, or 98.5%, for the quarter ended December 31, 1999 as compared with the prior year period. Energy product shipments increased 48,810 tons, or 120.1%, from 40,640 tons to 89,450 tons. Our domestic shipments of OCTG increased by 108.4% from the quarter ended December 31, 1998 due to the rig count increasing from 692 active rigs to 775 active rigs. The Company's export shipments, primarily to Canada, increased 434.4%, from 2,436 tons in the quarter ended December 31, 1998 to 13,018 tons in the quarter ended December 31, 1999, as the average level of Canadian drilling rose 66.3% from 202 active rigs to 336 active rigs. Management believes that the increase in shipments to Canada reflects current and anticipated drilling activity arising from the improved oil and natural gas price environment. Line pipe shipments increased by 21.9% principally due to reduced import penetration. The average net selling price for energy products was $555 per ton, a decrease of $60 per ton, or 9.8% as compared to the quarter ended December 31, 1998 and an increase of $29 per ton, or 5.4% as compared to the quarter ended September 30, 1999. The decrease was due primarily to the market conditions which existed in fiscal 1999 and a change in mix to lower priced products. See "Overview."

Energy products cost of goods sold of $47.3 million increased $21.4 million, or 82.5%, for the quarter ended December 31, 1999, compared with the prior year period. The increase was due primarily to increased product shipments and more favorable fixed cost absorption due to higher production, partially offset by higher steel costs. The gross profit for energy products of $2.3 million for the quarter ended December 31, 1999 compares to a gross loss of $906,000 for the prior year period. Energy products gross profit percentage was 4.7% for the quarter ended December 31, 1999 as compared to a gross loss margin percentage of 3.6% for the prior year period.

INDUSTRIAL PRODUCTS SEGMENT

The industrial products segment gross profit margin now includes the results of operations of our cold drawn tubing facility which were previously categorized as start-up costs. Industrial products sales of $20.4 million increased $4.0 million, or 24.1%, for the quarter as compared with the prior year period. Industrial products shipments increased 7,198 tons, or 20.3%, from 35,518 tons to 42,716 tons (including 2,365 tons of cold drawn tubing sales). The average net selling price for industrial products during the quarter ended December 31, 1999 was $476, up $15 per ton, or 3.2% as compared to the prior year period. This increase for the quarter was due primarily to the addition of cold drawn tubing sales which have a higher selling price per ton ($1,157 per ton).

Cost of goods sold of $20.5 million increased $5.8 million, or 40.1%, in the quarter ended December 31, 1999 from the prior year period of fiscal 1999. Gross loss for industrial products of $161,000 for the quarter ended December 31, 1999 compares to a gross profit of $1.7 million for the prior year period. The decreased gross profits were due to the inclusion of our cold drawn tubing losses of $1.1 million, increased steel prices and higher conversion costs. Industrial products gross loss margin percentage was 0.8% for the quarter ended December 31, 1999 as compared to a gross profit margin percentage of 10.1% during the prior year period.


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

Our capital budget for fiscal 2000 is $49.0 million, of which $16.6 million was expended during the quarter ended December 31, 1999. The capital budget includes $40.0 million for the construction and equipping of a new large diameter pipe and tubing facility which will be built adjacent to our existing facilities in Hickman, Arkansas. We are funding this project principally though the proceeds of our recently completed public offering of 2.3 million shares of common stock. Total proceeds from the sale, net of underwriting discount and other expenses were $35.1 million. The remaining $9 million of our capital expenditure budget will be used to acquire new equipment for our existing manufacturing facilities and to enhance our new enterprise resource planning system. As of December 31, 1999, we had an additional $12.4 million committed for the purchase of equipment. We expect to meet our ongoing working capital and capital expenditure requirements from a combination of cash flows from operating activities, including a $3.7 million income tax refund, and available borrowings under our Revolving Credit Facility, all of which constitute our primary source of liquidity.

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

We have not experienced any material problems related to the change from 1999 to 2000 or the arrival of the Year 2000. Accordingly, we currently do not expect any significant disruptions in the future as a result of the Year 2000 or the fact that 2000 is a leap year. However, because our Year 2000 compliance is dependent on the continued compliance of third parties, there can be no assurance that our efforts alone have resolved all Year 2000 issues or that key third parties will not experience Year 2000 compliance failures as the calendar year progresses. Our Year 2000 Action Plan committee will continue to monitor our systems and the preparedness of third parties throughout calendar 2000.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES


                           PART II. OTHER INFORMATION



ITEM 5.  OTHER INFORMATION

On August 1, 2000, the Board of Directors of the Company adopted a calendar year-end. Commencing with the current year, the year-end of the Company will be changed from September 30 of each year to December 31 of each year. In accordance with Rule 13a-10 under the Securities and Exchange Act of 1934, as amended, the unaudited consolidated financial statements are presented herein for the transition period from October 1, 1999 to December 31, 1999.

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


                                            Maverick Tube Corporation
                                                  (Registrant)



Date:  September 21, 2000                     /s/ Gregg Eisenberg
                                                 Gregg Eisenberg
                                       President and Chief Executive Officer
                                         (Principal Executive Officer)


Date:  September 21, 2000                     /s/ Barry Pearl
                                                 Barry Pearl
                                           Chief Financial Officer
                                         (Principal Financial Officer)

                                  EXHIBIT INDEX


EXHIBIT NO.                DESCRIPTION


     27                    Financial Data Schedule