Form 10-Q
period 2000-09-30
MAVERICK TUBE CORPORATION
filed 2000-11-14
CIK 869087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period ended September 30, 2000


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From ____________TO
          _____________

COMMISSION FILE NUMBER 0-30146
                       -------

                           MAVERICK TUBE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                     43-1455766
------------------------------------                       ---------------------
(State or other jurisdiction of                                 (I.RS. Employer
 incorporation or organization)                              Identification No.)


         16401 Swingley Ridge Road
         Suite 700
         Chesterfield, Missouri                                            63017
--------------------------------------------               ---------------------
(Address of principal executive offices)                              (Zip Code)

                                 (636) 733-1600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _XX_ No___

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value - 33,712,312 shares as of November 13, 2000

--------------------------------------------------------------------------------




                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES

                                     INDEX

PART I.    FINANCIAL INFORMATION                                        PAGE NO.

Item 1.    Financial Statements (Unaudited)                                    3

           Condensed Consolidated Balance Sheets - September 30, 2000
           and December 31, 1999                                               3

           Condensed Consolidated Statements of Operations - Three
           and Nine month periods ended September 30, 2000 and 1999            4

           Condensed Consolidated Statements of Cash Flows -- Nine
           month periods ended September 30, 2000 and 1999                     5

           Notes to Condensed Consolidated Financial Statements                6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                           9

Item 3.    Quantitative and Qualitative Disclosures About Market
           Risk                                                               16

PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders                17

Item 5.    Other Information                                                  17

Item 6.    Exhibits and Reports on Form 8-K                                   17

SIGNATURES                                                                    18

EXHIBIT INDEX                                                                 19

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                   September 30,     December 31,
                                                                       2000              1999
                                                                    (Unaudited)      (Unaudited)
                                                                  -----------------------------------

ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                        $2,643             $1,076
     Accounts receivable, less allowances of $2,196 and
       $1,520 on September 30, 2000 and December 31, 1999,
     respectively                                                     63,626             55,809
     Inventories                                                     153,664            124,835
     Deferred income taxes                                             5,908              3,000
     Income taxes refundable                                              --              4,631
     Prepaid expenses and other current assets                         3,125              1,993
                                                            ----------------  -----------------

         Total current assets                                        228,966            191,344

PROPERTY, PLANT, AND EQUIPMENT, less accumulated depreciation of $85,654 and $78,376 on September 30, 2000 and
     December 31, 1999                                               161,393            128,799

OTHER ASSETS                                                             697              3,112
                                                            ----------------  -----------------
TOTAL ASSETS                                                        $391,056           $323,255
                                                            ================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                $52,693            $48,745
     Accrued expenses and other liabilities                           27,918             17,400
     Deferred revenue                                                 14,071              5,298
     Current maturities of long-term debt                             23,433             10,790
                                                            ----------------  -----------------
         Total current liabilities                                   118,115             82,233

LONG-TERM DEBT, less current maturities                                7,115              7,300

REVOLVING CREDIT FACILITY                                             56,850             27,150

POST EMPLOYMENT BENEFITS PAYABLE                                         519                479

DEFERRED INCOME TAXES                                                  5,680              5,527

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value;
         5,000,000 authorized shares; 1 share issued and
         outstanding                                                      --                 --
     Common stock, $.01 par value;
         80,000,000 authorized shares,
         33,712,312 and 33,492,809 shares issued and outstanding
         at September 30, 2000 and December 31, 1999, respectively       337                335
     Additional paid-in capital                                      110,473            109,073
     Retained earnings                                                98,977             94,314
     Accumulated other comprehensive loss
        Foreign currency translation                                  (7,010)            (3,156)
                                                            ----------------  -----------------

         Total stockholders' equity                                  202,777            200,566
                                                            ----------------  -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $391,056           $323,255
                                                            ================  =================

See accompanying notes to condensed consolidated financial statements.

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                  (Unaudited)

                                                       Three months ended                  Nine months ended
                                                           September 30,                      September 30,
                                                    -----------------------------------------------------------------------
                                                     2000               1999            2000               1999
NET SALES                                          $138,504            $90,128        $402,438           $213,356

COSTS and EXPENSES
     Cost of goods sold                             124,178             84,722         355,374            203,528
     Selling, general and administrative              6,090              5,106          18,493             15,328
     Start-up costs                                     615                966             615              3,309
     Transaction costs                               11,253                 --          11,253                 --
                                                 -----------------------------------------------------------------
     Income (loss) from operations                   (3,632)              (666)         16,703             (8,809)

OTHER INCOME (EXPENSE)
     Interest expense                                  (731)              (676)         (2,155)            (1,705)
                                                 -----------------------------------------------------------------

     Income (loss) before income taxes               (4,363)            (1,342)         14,548            (10,514)

(BENEFIT FROM) PROVISION FOR INCOME TAXES               735                101           7,869             (2,699)
                                                 -----------------------------------------------------------------

NET INCOME (LOSS)                                   ($5,098)           ($1,443)         $6,679            ($7,815)
                                                 =================================================================

     AVERAGE SHARES                              33,674,011         31,160,536      33,607,240         31,160,161

     BASIC EARNINGS (LOSS) PER SHARE                 ($0.15)            ($0.05)          $0.20             ($0.25)
                                                 =================================================================

     DILUTED EARNINGS (LOSS) PER SHARE               ($0.15)            ($0.05)          $0.19             ($0.25)
                                                 =================================================================

See accompanying notes to condensed consolidated financial statements

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)
                                                                         Nine Months Ended
                                                                           September 30,
                                                                        2000            1999
                                                                 -------------------------------

OPERATING ACTIVITIES
  Net income (loss)                                                     $6,679        ($7,815)
  Adjustments to reconcile net income (loss) to net cash provided
   (used) by operating activities:
    Depreciation and amortization                                       10,117          8,445
    Deferred income taxes                                               (2,714)        (2,145)
    Provision for accounts receivable allowances                         1,741           (698)
    (Gain) loss on sale of equipment                                         1            (46)
    Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                        (10,001)       (14,735)
     (Increase) decrease in inventories                                (32,092)        (1,074)
     (Increase) decrease in prepaid expenses and other assets            1,738         (2,208)
     (Decrease) increase in accounts payable                             4,423         27,144
     (Decrease) increase in deferred revenue                             8,774          1,352
     (Decrease) increase in accrued expenses and other
        liabilities                                                     16,083         (2,216)
                                                              ----------------  -------------

       Cash provided (used) by operating activities                      4,749          6,004

INVESTING ACTIVITIES
  Purchases of property, plant and equipment                           (44,379)       (12,065)
  Proceeds from sale of equipment                                            3            193
                                                              ----------------  -------------

       Cash used by investing activities                               (44,376)       (11,872)

FINANCING ACTIVITIES
  Proceeds from borrowings                                             219,126         56,038
  Principal payments on borrowings                                    (176,235)       (46,396)
                                                              ----------------  -------------
  Dividends paid to Prudential Steel Ltd. Stockholders                  (3,089)        (3,043)
  Net proceeds from sale of common stock                                 1,392             19
                                                              ----------------  -------------
       Cash provided (used) by financing activities                     41,194          6,618

Increase (decrease) in cash and cash equivalents                         1,567            750
Cash and cash equivalents at beginning of period                         1,076            873
                                                              ----------------  -------------
Cash and cash equivalents at end of period                              $2,643         $1,623
                                                              ================  =============

Supplemental disclosures of cash flow information:
  Cash paid (received) during the period for:
       Interest (net of amounts capitalized)                            $2,064         $1,505
       Income taxes                                                      ($561)        $2,566

See accompanying notes to condensed consolidated financial statements.

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

(1)      BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Maverick Tube Corporation (the "Company") and its direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. All operational and financial information contained herein includes the business activities of Prudential Steel Ltd. ("Prudential") for all periods presented.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report in the fiscal 1999 Form 10-K.

The assets, liabilities and operations of Prudential are measured using the Canadian dollar as the functional currency but are presented in this report in U.S. dollars unless otherwise indicated. Foreign currency translation adjustments are reported as accumulated other comprehensive loss in the stockholders' equity section of the balance sheet. Foreign currency translation adjustments were ($1.6) million and $193,000 for the three month periods ended September 30, 2000 and 1999 resulting in comprehensive income of ($6.7) million and ($1.3) million, respectively. Foreign currency translation adjustments were ($3.9) and $3.4 million for the nine month periods ended September 30, 2000 and 1999 resulting in comprehensive income of $2.8 and ($4.4) million, respectively.

By unanimous consent of the Board of Directors dated August 1, 2000, the directors changed the Company's fiscal year end from September 30 to December
31. As a result, the Company's fiscal year that commenced on October 1, 1999 ended on December 31, 1999, and the fiscal year 2000 commenced on January 1st and will end on December 31st. Accordingly, the unaudited consolidated financial statements for the period ended September 30, 1999 have been presented in this report on a nine month basis instead of an annual fiscal basis as previously reported.

(2)      COMBINATION WITH PRUDENTIAL

On June 11, 2000, the Company and Prudential entered into a definitive Combination Agreement providing for the combination of Prudential with the Company. The transaction was completed on September 22, 2000.

Under the terms of the transaction, the Prudential stockholders received 0.52 of an exchangeable share, issued by Maverick Tube (Canada) Inc., a wholly-owned Canadian subsidiary of the Company, for each Prudential common share. Consequently, Prudential stockholders received a total of 15,813,088 exchangeable shares. The exchangeable shares are Canadian securities that began trading on The Toronto Stock Exchange on September 27, 2000 under the symbol MAV. These shares have the same voting rights, dividend entitlements and other attributes as shares of the Company's common stock and are exchangeable, at each stockholder's option, for the Company's common stock on a one for one basis. The transaction was accounted for as a pooling of interests.

During the third quarter of 2000, the Company recorded a pre-tax charge of $11.3 million ($9.4 million after tax) for direct costs and severance costs associated with the transaction.

The historical consolidated financial statements of Prudential were prepared in Canadian dollars but are presented in this report in U.S. dollars. The separate results of operations of the Company and Prudential are as follows:



                                  (Unaudited)        (Unaudited)       (Unaudited)        (Unaudited)
                                 Three Months       Three Months       Nine Months        Nine Months
                                    Ended              Ended              Ended              Ended
                                   9/30/00            9/30/99            9/30/00            9/30/99
                                   -------            -------            -------            -------

Revenues
   Maverick                        $82,689             $54,007          $228,411            $131,029
   Prudential                       55,815              36,121           173,997              82,327
                                  --------            --------          --------            --------
        Combined                   138,504             $90,128          $402,438            $213,356
                                  ========            ========          ========            ========
Net Income (Loss)
   Maverick                       ($2,958)            ($1,760)          $(1,371)            $(8,085)
   Prudential                      (2,140)                 317             8,050                 270
                                  --------            --------          --------            --------
        Combined                   $5,098)            ($1,443)            $6,679            ($7,815)
                                  ========            ========          ========            ========
Stockholder's Equity
   Maverick                       $113,974             $79,646          $113,974             $79,646
   Prudential                       88,803              83,693            88,803              83,693
                                  --------            --------          --------            --------
        Combined                  $202,777            $163,339          $202,777            $163,339
                                  ========            ========          ========            ========

(3)      INVENTORIES

The components of inventories consisted of the following:


                                         September 30,              December 31,
                                             2000                       1999
                                         ---------------------------------------
                                                      (In thousands)

     Finished goods                          $91,060                   $58,897
     Work-in-process                           4,613                     3,361
     Raw materials                            32,711                    29,236
     In-transit materials                     17,228                    26,504
     Storeroom parts                           8,052                     6,837
                                            --------                  --------
                                            $153,664                  $124,835
                                            ========                  ========


Inventories are principally valued at the lower of average cost or market.

Gross profit for the three and nine month periods ended September 30, 2000 include a $1.6 million charge to earnings for the reduction of carrying value at the Company's Longview, Washington and Beaver Falls, Pennsylvania facilities related to excess and obsolete inventory and to a decline in selling prices of the industrial products at the Longview, Washington facility.

Gross profit for the nine month period ended September 30, 1999 includes a $707,000 charge to earnings for the reduction in carrying value of finished goods inventory, primarily related to a decline in the selling prices of the Company's energy products.

(4)      PURCHASE OF EQUIPMENT AND SALE OF STOCK

On September 3, 1999, the Company entered into an Asset Purchase Agreement to purchase mill equipment for $11.75 million. This equipment is being used by the Company to complete the construction and equipping of a new large diameter pipe and tubing facility adjacent to its existing facilities in Hickman, Arkansas. The Company estimates that the total cost for this project will be $47 million. As of September 30, 2000, the Company has expended $43.5 million and has an additional $3.5 million committed to the new facility.

The Company funded this project principally through the issuance of 2.3 million shares of its common stock. The sale of the original 2.0 million shares offered to the public closed on October 6, 1999. The sale of the underwriters' over-allotment of 300,000 shares closed on October 21, 1999. Total proceeds to the Company from the sale, net of the underwriting discount and other expenses, were $35.2 million. The remaining portion of the funds necessary to finance the facility have come from its Long-Term Revolving Credit Facility.

(5)      START-UP COSTS

During October 1999, the Company acquired the equipment and began the construction of a new large diameter pipe and tubing facility adjacent to its existing facilities in Hickman, Arkansas. The Company incurred costs of $615,000 in the three and nine month periods ended September 30, 2000 related to the commencement of operations at this facility. These costs were primarily salary and related costs for the production personnel incurred prior to the fully integrated operation of the facility.

During September 1998, the Company acquired assets to be used in the production of cold drawn tubular products at a production facility in Beaver Falls, Pennsylvania. The Company incurred net costs of $966,000 in the third quarter of 1999 and $3.0 million in the nine month period ended September 30, 1999 related to the commencement of operations at this facility. These costs were comprised primarily of salary and related costs for the production, sales and administrative personnel incurred prior to the fully integrated operation of the facility.

The Longview facility completed its first year of operation in 1999, after its start-up in December 1998. Initial production focused on industrial tubing. Finishing lines were completed by March 1999, which added the capability to produce energy products and standard pipe. For the nine months ended September 30, 1999, the Company incurred net costs of $283,000 related to the operations of this facility. These costs are comprised primarily of salary and related costs for the production, sales and administrative personnel prior to the fully integrated operation of this facility.

(6)      INCOME (LOSS) PER SHARE

Diluted income per share for the nine months ended September 30, 2000 was computed based upon the net income of the Company and the weighted average number of shares of common stock including the exchangeable shares on an as-if exchanged basis and the net effect of stock options. Total shares utilized in this calculation were 34,549,173.

Diluted loss per share was computed based upon the net loss of the Company and the weighted average number of shares of common stock excluding the net effect of stock options, which were anti-dilutive, but including the exchangeable shares on an as-if exchanged basis. Total shares utilized in this calculation were 33,674,011 for the quarter ended September 30, 2000 and 31,160,536 and 31,160,161 for the quarter and nine month period ended September 30, 1999.

(7)      SEGMENT INFORMATION

The following table sets forth data for the three and nine month periods ended September 30, 2000 and 1999 for the reportable industry segments of Maverick Tube L.P. and Prudential. The Company changed its segment reporting in conjunction with its combination with of Prudential. Accordingly, segments are now based on geographic regions instead of product lines as previously reported. Maverick Tube L.P.("Maverick"), a wholly-owned subsidiary of the Company, is responsible for the Company's operations in Hickman, Arkansas, Beaver Falls, Pennsylvania and Conroe, Texas. Prudential, a wholly-owned subsidiary of the Company, is responsible for the Company's operations in Calgary, Alberta and Longview, Washington. Inter-segment sales are not material. Identifiable assets are those used in the Company's operations in each segment.


                                     Maverick        Prudential          Corporate          Total
                                  --------------   ---------------     ---------------    ----------
Three Month Period Ended
September 30, 2000
------------------------

Net sales                           $ 82,689          $ 55,815          $      --          $138,504
Operating income (loss)                3,652  (4)        3,969            (11,253) (1)       (3,632)
Identifiable assets                  187,240           146,604             57,212  (2)      391,056
Depreciation and amortization          1,875             1,261                341             3,477
Capital expenditures                   3,867             1,444              8,087  (3)       13,398


Nine Month Period Ended
September 30, 2000
-----------------------

Net sales                           $228,441          $173,997          $      --          $402,438
Operating income (loss)                7,117  (4)       20,839            (11,253) (1)       16,703
Identifiable assets                  187,240           146,604             57,212  (2)      391,056
Depreciation and amortization          5.534             3,553              1,030            10,117
Capital expenditures                   9,634             6,824             27,921  (3)       44,379


Three Month Period Ended
September 30, 1999
------------------------

Net sales                           $ 54,007          $ 36,121          $      --          $ 90,128
Operating income (loss)               (2,008) (5)        1,342                 --              (666)
Identifiable assets                  142,630           111,702             17,518           271,850
Depreciation and amortization          1,733             1,067                152             2,952
Capital expenditures                  (1,409)              332              1,302               225


Nine Month Period Ended
September 30, 1999
-----------------------

Net sales                           $131,029          $ 82,327          $      --          $213,356
Operating income (loss)              (10,935) (5)        2,126                 --            (8,809)
Identifiable assets                  142,630           111,702             17,518           271,850
Depreciation and amortization          5,345             2,748                352             8,445
Capital expenditures                   5,293             3,114              3,658            12,065



     (1) During the three months ended September 30, 2000, the Company recorded transaction costs of $11.3 million for direct costs and severance costs associated with the transaction between the Company and Prudential. These costs have been included in Corporate costs.

     (2) Included in Corporate identifiable assets at September 30, 2000 is the $39.5 million construction in progress for the Company's new large diameter pipe and tubing facility.

     (3) Included in Corporate capital expenditures for the three and nine month periods ended September 30, 2000 is $6.6 million and $25.1 million, respectively, for the new large diameter pipe and tubing facility.

     (4) During the three and nine month periods ended September 30, 2000, the Company incurred net operating losses of $615,000 related to the operations of its new large diameter pipe and tubing facility which had not reached normal production capacity.

     (5) During the three and nine month periods ended September 30, 1999, the Company incurred net operating losses of $966,000 and $3.0 million, respectively, related to the operations of its Beaver Falls,
          Pennsylvania   facility  which  had  not  reached  normal   production
          capacity.

(8)      DEBT

In conjunction with the Prudential transaction, the Company included the operating revolving credit facilities of Prudential in its balance sheet as current maturities of debt. The two facilities consist of a $34.0 million (C$50.0 million Canadian) unsecured demand operating credit facility through a Canadian chartered bank and a $10.0 million credit facility through a U.S. financial institution for use in funding the working capital requirements of the Longview, Washington operation. The $10 million facility is secured by letters of credit drawn on the Canadian bank and any borrowings on the U.S. line reduce the amount available on the Canadian line.

(9)      CAPITAL STOCK

In conjunction with the Prudential transaction, the Company's Board of Directors designated one share of the Company's authorized preferred stock as Special Voting Stock. The Special Voting Stock is entitled to a number of votes equal to the number of outstanding exchangeable shares of Maverick Tube (Canada) Inc., on all matters presented to the common stockholders of the Company. The one share of Special Voting Stock was issued to CIBC Mellon Trust Company, as trustee pursuant to the Voting and Exchange Trust Agreement among the Company, Maverick Tube (Canada) Inc. and CIBC Mellon Trust Company, for the benefit of the holders of the exchangeable shares of Maverick Tube (Canada) Inc. For financial statement purposes, the exchangeable shares that have not been exchanged for shares of the Company's common stock have been treated as if they had been exchanged and are included in the Company's outstanding shares of common stock.

Upon the liquidation, dissolution or winding up of the Company, the holder of the Special Voting Stock shall be entitled on behalf of all the holders of exchangeable shares, prior and in preference to any distribution to the holders of common stock and after the distribution to the holders of any class or series of Preferred Stock ranking senior to the Special Voting Stock of all amounts to which such holders are entitled, to receive an amount equal to the par value of the Special Voting Stock. Except as aforesaid, no dividends or distributions are payable to the holder of the Special Voting Stock. The

Special Voting Stock is not convertible into any other class or series of capital stock or into cash, property or other rights, and may not be redeemed. If the Special Voting Stock shall be purchased or otherwise acquired by the Company, it shall be deemed retired and shall be cancelled and may not thereafter be reissued or otherwise disposed of by the Company. As long as any exchangeable shares of Maverick Tube (Canada) Inc. are outstanding, the number of shares comprising the Special Voting Stock shall not be increased or decreased and no other term of the Special Voting Stock shall be amended, except upon the unanimous approval of all shares of common stock.


(10)     CANADIAN ACCOUNTING PRINCIPLES

Reconciliation of Accounting Principles Generally Accepted in Canada:

                                                            Nine Months Ended
                                                               September 30,
                                                           2000            1999
                                                       -------------------------

Net income (loss) in accordance with Canadian basis (1)    $6,679       ($7,815)
Net income (loss) per share using Canadian basis (2)
        Basic                                              $0.20         ($0.25)
        Fully diluted                                      $0.19         ($0.25)

     (1) There are no differences between the Company's net income (loss) under accounting principles generally accepted in the United States and net income (loss) under accounting principles generally accepted in Canada. In addition, there are no differences in any of the balance sheet items reported between accounting principles generally accepted in the United States or Canada.

     (2) In accordance with accounting principles generally accepted in Canada, the number of shares used for the calculation of the fully diluted earnings per share is 35,028,110 and 32,634,504 for the nine months ended September 30, 2000 and 1999, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

As used herein, unless the context otherwise requires, the terms "we," "us," "our" or "the Company" refer to Maverick Tube Corporation and its subsidiaries.

Certain statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding matters that are not historical facts (including statements as to the beliefs or expectations of the Company) are forward-looking statements. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For example, uncertainty continues to exist as to future levels and the volatility of oil and gas prices and their effect on drilling levels and demand for the Company's energy-related products, the future impact of industry-wide draw downs of inventories and future import levels. Uncertainty also exists as to the trend and direction of both product pricing and purchased steel costs. Reference is made to the Risk Factors section of Maverick's proxy statement dated August 11, 2000 in connection with the business combinations of Maverick and Prudential Steel Ltd. and to the "Risk Factors" discussed in Exhibit 99.1 of the Company's Annual Report on Form 10-K for its fiscal year ended September 30, 1999.

All amounts are expressed in U.S. dollars unless otherwise indicated.

ACQUISITION OF PRUDENTIAL

On June 11, 2000, the Company entered into a definitive Combination Agreement providing for the combination of Prudential, a corporation existing under the laws of the Province of Alberta, Canada, with the Company. The transaction was completed on September 22, 2000.

Under the terms of the Combination, Prudential shareholders received .52 of an exchangeable share, issued by Maverick Tube (Canada) Inc., a wholly-owned Canadian subsidiary of the Company, for each Prudential common share. Consequently, Prudential stockholders received a total of 15,813,088 exchangeable shares. The exchangeable shares are Canadian securities that began trading on The Toronto Stock Exchange on September 27, 2000 under the symbol MAV. These shares have the same voting rights, dividend entitlements and other attributes as shares of Maverick common stock and are exchangeable, at each exchangeable stockholder's option, for Maverick common stock on a one for one basis. The transaction was accounted for as a pooling of interests.

OVERVIEW

Our products include electrical resistance welded ("ERW") Oil Country Tubular Goods ("OCTG") and line pipe, which are sold primarily to distributors who supply end users in the energy industry, and structural tubing and standard pipe, which are sold primarily to service centers who supply end users in construction, transportation, agriculture and other industrial enterprises. We also produce cold drawn tubing products for high tolerance industrial applications.

Demand for our energy related products depends primarily upon the number of oil and natural gas wells being drilled, completed and worked over in the United States and Canada. Oil and gas well drilling activity can be influenced by or largely dependent on oil and natural gas prices. U.S. end users obtain OCTG from domestic and foreign pipe producers and from draw-downs of the end user, distributor or mill inventories. Canadian end users obtain OCTG from domestic and foreign pipe producers and from draw-downs of mill inventories. Canadian distributors do not generally hold significant amounts of inventories.

The following table illustrates certain factors related to industry-wide drilling activity, energy prices, oil country tubular goods consumption, shipment, imports and inventories for the periods presented:

                                               Third Quarter Ended September 30,
                                               ---------------------------------
                                                  2000                    1999
                                                  ----                    ----
   U.S. Market Activity:
   ---------------------
   Average rig count                                 981                     649
                                                 =======                 =======
   Average energy prices
         Oil per barrel (West Texas
          Intermediate)                           $30.62                  $21.59
                                                 =======                 =======
         Natural gas per MCF
          (Average U.S.)                         $  4.44                 $  2.49
                                                 =======                 =======

   U.S. oil country tubular goods consumption
                 (in thousands of tons)
         U.S. producer shipments                     522                     256
         Imports                                     197                      35
         Inventory (increase)/decrease               (81)                     72
         Used pipe                                    10                      13
                                                 -------                 -------
                 Total U.S. consumption              648                     376
                                                 =======                 =======

   Canadian Market Activity:
   -------------------------
   Average rig count                                 313                     256
                                                 =======                 =======
   Average energy prices
         Natural gas per MCF
          (Average Alberta spot price)            $ 4.24                  $ 2.02
                                                 =======                 =======


   Canadian oil country tubular goods consumption
                 (in thousands of tons)
         Canadian producer shipments                 109                      94
         Imports                                      67                      41
         Inventory (increase)/decrease                --                       1
                                                 -------                 -------
                 Total Canadian consumption          176                     136
                                                 =======                 =======

The U.S. rig count in the table is based on weekly rig count reporting from Baker Hughes, Inc. Energy prices in the table are monthly average period prices as reported by Spears and Associates for West Texas Intermediate grade crude oil and the average U.S. monthly natural gas cash price as reported by Natural Gas Week. Imports are as reported by Duane Murphy and Associates in "The OCTG Situation Report." Inventory (increase)/decrease are our estimates based upon independent research by Duane Murphy and Associates. Used pipe quantities are calculated by multiplying 8.3 recoverable tubing and casing tons by the number of abandoned oil and gas wells. U.S. consumption of OCTG are management estimates based on estimated per rig consumption of OCTG multiplied by the Baker Hughes rig count. U.S. producer shipments are our estimates calculated based on the components listed above.

The Canadian rig count in the table is based on weekly rig count reporting from Baker Hughes, Inc. Energy prices in the table are monthly average period prices as reported by Spears and Associates for West Texas Intermediate grade crude oil and the average Alberta natural gas spot price. Imports are as reported by Statistics Canada. Inventory (increase)/decrease are management estimated based upon data reported by Statistics Canada. Canadian producer shipments are reported by Statistics Canada Steel Pipe and Tube Report.

According to published industry reports, average U.S. drilling increased by 51.2% for the quarter ended September 30, 2000, compared to the same quarter of the previous year. Natural gas drilling increased by 46.4%, while oil related drilling increased by 72.9%. The higher drilling levels for both oil and natural gas were primarily attributable to significant increases in oil and natural gas prices, up by 42% and 78%, respectively. Drilling levels increased throughout the quarter, as the rig count at the end of the quarter was approximately 3% higher than the average rig count during the quarter.

According to published industry reports, average Canadian drilling increased by 22.3% for the quarter ended September 30, 2000, compared to the same quarter of the previous year. The higher drilling levels were primarily attributable to significant increases in commodity prices, with oil up 57% and natural gas up 110%.

Imports into the U.S. increased 462.9%, with import market share growing from 9.3% during the third quarter of 1999 to 30.4% during the third quarter of 2000 due to the increase in drilling activity. During the third quarter of 2000, U.S. producer shipments of OCTG increased 103.9% as compared to the comparable prior year period. During the third quarter of 1999, U.S. producer shipments were adversely affected by industry inventory decreases that satisfied an estimated 19.5% of consumption. During the third quarter of 2000, U.S. producer shipments were favorably impacted by industry inventory increases that created an additional 12.5% of demand. Management believes that at September 30, 2000, industry inventories were at normal levels in relation to demand, as inventory months of supply decreased 4.0%, from 5.0 months at September 30, 1999 to 4.8 months at September 30, 2000.

As a result of the increased drilling activity, we estimate that total U.S. consumption increased by 72.3% in the third quarter of 2000, compared to the prior year quarter. During that same period, our domestic shipments of OCTG increased 58.6% and our export sales, primarily to Canada, decreased by 14.5%. We estimate that our domestic OCTG market share decreased from 22.3% during the quarter ended September 30, 1999 to 16.7% during the quarter ended September 30, 2000. The 16.7% market share captured by us during the quarter ended September 30, 2000 was more in line with our historical experience.

Imports into Canada increased 63.4%, with import market share increasing from 30.1% during the third quarter of 1999 to 38.1% during the third quarter of 2000. During the third quarter of 2000, Canadian producer shipments of OCTG increased by 16.0%. Shipments in Canada were adversely impacted by wet weather conditions which delayed certain shipments of energy product.

As a result of the increased drilling activity, we estimate that total Canadian consumption increased by 29.4% in the third quarter of 2000, compared to the prior year quarter. During that same period, our Canadian shipments of OCTG increased 34%. We estimate that our Canadian OCTG market share increased from 26.3% during the quarter ended September 30, 1999 to 27.1% during the quarter ended September 30, 2000.

Published information suggests that U.S. demand for line pipe decreased during the third quarter of 2000 by an estimated 2.0% and domestic shipments fell by 7.8% as the import market share rose from 27.7% to 32.0%. Canadian demand for line pipe increased during the third quarter by an estimated 140% and domestic shipments rose by 54% as the import market share rose from 33% to 57%.

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

We estimate that the U.S. demand for structural tube products (commonly referred to as hollow structural sections or HSS) of the type we produce increased 5.0% during the third quarter of 2000 over the prior year period. Total U.S. producer shipments remained relatively stable as import market share increased from 20.9% to 24.9%. According to published reports, the U.S. standard pipe market demand increased 2.1%. However, total domestic producer shipments decreased 27.4% as the import market share increased from 29.5% to 49.9%.

Pricing of our products was mixed over our product lines during the third quarter of 2000. Pricing of U.S. energy and industrial products was up 26.1% and 9.0%, respectively, compared to the prior year quarter. Pricing of cold drawn tubing products decreased by 3%. Pricing of our Canadian energy products pricing was up 9.3%, while industrial products pricing fell by 2.6%, respectively.

U.S. steel costs included in cost of goods sold increased during the third quarter of 2000 by 14.0%, compared to the quarter ended September 30, 1999 and remained relatively stable compared to the quarter ended June 30, 2000. The current replacement cost of steel is approximately 20% lower than the cost recorded in cost of goods sold during the quarter due to recent price decreases implemented by our major supplier of steel. These price decreases reflect reduced demand, imports and inventory adjustments in the steel industry.

The same factors that have influenced steel costs and costs of goods sold in our U.S. operations have also affected the steel costs and cost of goods sold in our Canadian operations. Canadian cost of goods sold are higher in the current quarter as compared to the comparable prior year period but will also decrease through early 2001 as reduced replacements costs are realized.

Purchased steel represents approximately two-thirds of our costs of goods sold. As a result, the steel industry, which is highly volatile and cyclical in nature, affects our business both positively and negatively. Numerous factors, most of which are beyond our control, drive the cycles of the steel industry and influence steel prices including general economic conditions, industry capacity utilization, import duties and other trade restrictions and currency exchange rates. Changes in steel prices have a significant impact on the margin levels of our products.

RESULTS OF OPERATIONS

OVERALL COMPANY

Net sales of $138.5 million increased $48.4 million, or 53.7%, during the third quarter of 2000, compared to the prior year quarter. These results were primarily attributable to an increase of 29.5% in total product shipments, from 163,817 tons in the third quarter of 1999 to 212,085 tons in the third quarter of 2000. Overall average net selling prices increased from the comparable quarter of the prior year by 18.7%, from an average of $550 per ton to $653 per ton.

Net sales of $402.4 million during the nine months ended September 30, 2000, increased $189.1 million or 88.6%, compared to the prior year period. These results were primarily attributable to an increase of 62.3% in total product shipments, from 389,422 tons in the first nine months of 1999 to 631,915 tons in the current year, and an overall increase of 16.5% in the average selling prices of our products.

Cost of goods sold of $124.2 million increased $39.5 million, or 46.6%, during the third quarter of 2000 over the comparable prior year period. The overall unit cost per ton of products sold increased 13.3%, from an average of $517 per ton to $586 per ton in the third quarter of 2000, compared with the same period in fiscal 1999. This increase was primarily due to the increase in steel costs and by a higher level of energy shipments. See "Overview."

Cost of goods sold of $355.4 million increased $151.6 million, or 74.4%, during the nine months ended September 30, 2000, compared to the same period of the previous year. Again, the overall increase was primarily due to the factors discussed above.

The Company earned a gross profit of $14.3 million during the third quarter of 2000, compared to a gross profit of $5.4 million in the prior year period. Gross profit per ton was $67 per ton as compared to $33 per ton in the comparable prior year period. Gross profit per ton was impacted by the strengthening selling prices partially offset by higher steel costs. Gross profit, as a percentage of net sales, was 10.3% for the three month period ended September 30, 2000, compared to a gross profit, as a percentage of net sales, of 6.0% for the prior year period.

The gross profit of $47.1 million during the nine months ended September 30, 2000, compared to a gross profit of $9.8 million during the nine months ended September 30, 1999. Gross profit per ton was $74 per ton as compared to $25 per ton in the comparable prior year period. Gross profit per ton was impacted by the same factors discussed above. The gross profit, as a percentage of net sales, was 11.7% for the nine month period ended September 30, 2000, compared to a gross profit, as a percentage of net sales, of 4.5% for the prior year period.

Selling, general and administrative expenses increased by $984,000, or 19.3%, in the third quarter of 2000 and by $3.2 million, or 20.7%, in the first nine months of 2000 over the prior year period. Selling, general and administrative expenses were primarily impacted by additional depreciation on our new enterprise resource planning system and general wage increases effective at the beginning of the fiscal year. Selling, general and administrative expenses as a percentage of net sales in the third quarter and first nine months of 2000 were 4.4% and 4.6%, respectively compared to 5.7% and 7.2%, for the comparable prior year periods.

During October 1999, we acquired the equipment for and began the construction of a new large diameter pipe and tubing facility adjacent to our existing facilities in Hickman, Arkansas. We incurred net costs of $615,000 during the third quarter and first nine months of 2000 related to the commencement of operations at this facility. These costs were primarily salary and related costs for the production personnel prior to the fully integrated operations of the facility. These start-up costs were included in Maverick Tube L.P. segment operating loss for the three and nine month periods ended September 30, 2000.

During September 1998, we acquired assets that are being utilized in the production of cold drawn tubular products at our facility in Beaver Falls, Pennsylvania. We incurred net costs of $966,000 during the third quarter and $3.0 million during the first nine months of 1999 related to the commencement of operations at this facility. These costs were comprised of salary and related costs for the production, sales and administrative personnel prior to the fully integrated operation of the facility. These start-up costs were included in the Maverick Tube L.P. segment operating loss for the three and nine month periods ended September 30, 1999.

During 1998, we acquired the equipment and began the construction of a new facility in Longview, Washington. Initial production focused on industrial tubing. Finishing lines were completed by March 1999, which added the capability to produce energy products and standard pipe. We incurred net costs of $283,000 during the first nine months of 1999 related to the operations of this facility. These costs were comprised primarily of salary and related costs for the production, sales and administrative personnel prior to the fully integrated operations of this facility. These start-up costs were included in Maverick Tube (Canada) Inc. segment operating loss of the nine month period ended September 30, 1999.

On September 22, 2000, the business combination with Prudential Steel Ltd. was completed. See "Acquisition of Prudential." As this transaction was accounted for as a pooling of interests, we recorded a pre-tax charge of $11.2 million ($9.4 million after tax) for direct and severance costs associated with the transaction. These costs reduced income per share by $0.28 per share for the quarter and nine months ended September 30, 2000.

Interest expense increased by $55,000, or 8.1%, in the third quarter and increased by $450,000, or 26.4% in the first nine months of 2000 over the prior year periods. This was due to higher average borrowings during the third quarter offset by the capitalization of interest for our large mill facility in Hickman, Arkansas. The increase for the nine months ended September 30, 2000 was due to higher average borrowings. Our debt to capitalization ratio increased from 18.4% at December 31, 1999 to 30.1% at September 30, 2000, primarily due to $44.4 million in purchases of property, plant and equipment during the nine months ended September 30, 2000 (primarily related to the large mill facility in Hickman, Arkansas).

The provision for income taxes was $735,000 for the third quarter of 2000, compared to the prior year's provision of $101,000. A provision was recorded in these two periods even though a pre-tax loss had been generated. During the three months ended September 30, 2000, we recorded $11.3 million in transaction costs related to the business combination between Maverick and Prudential. A large portion of these costs are not fully deductible for tax purposes and thus, an additional provision was required. During the three months ended September 30, 1999, we incurred a loss of $1.4 million at our Longview, Washington facility that has not yet been recognized for tax purposes and thus, no benefit has been recognized in our financial statements. The provision for income taxes was $7.9 million for the first nine months of 2000, compared to the prior year when we recorded a benefit from taxes of $2.7 million. This change is attributable to the generation of pre-tax income of $14.5 million in the first nine months of 2000, compared to a pre-tax loss of $10.5 million in the first nine months of 1999 and to the impact of the transaction costs as stated above.

As a result of the transaction costs of our business combination partially offset by increased gross profit and the other factors discussed above, we generated a net loss of $5.1 million in the third quarter of 2000, an increase in the net loss of $3.7 million from the comparable prior year period. We generated net income of $6.7 million for the first nine months of 2000, an increase in the net income of $14.5 million from the comparable prior year period.

MAVERICK TUBE L.P.  SEGMENT

In conjunction with the Prudential transaction, we changed our segment reporting. Accordingly, the segments are now based on geographic regions instead of product line as previously reported. Maverick Tube L.P. ("Maverick"), a wholly-owned subsidiary of the Company, is responsible for our operations in Hickman, Arkansas, Beaver Falls, Pennsylvania and Conroe, Texas. Prudential, is responsible for our operations in Calgary, Alberta and Longview, Washington.

The Maverick products segment gross profit margin as of October 1, 1999 includes the results of operations of our cold drawn tubing facility, which were previously categorized as start-up costs. Maverick's sales of $82.7 million increased $28.7 million, or 53.1%, for the third quarter of 2000, compared to the prior year period. Maverick's sales increased 25,569 tons, or 24.0%, from 106,466 tons to 132,035 tons. Energy sales increased 25,606 tons due to the rig count increasing from 649 active rigs to 981 active rigs. Industrial products sales decreased 37 tons. Overall average net selling prices for Maverick increased from the comparable quarter of the prior year by 23.5%, from an average of $507 per ton to $626 per ton. This increase results from selling a larger mix of energy products. Energy selling prices increased 28.0% from $526 per ton to $673 per ton. Industrial selling prices increased 8.6%, from an average of $476 per ton to $517 per ton. These increases are primarily due to improved market conditions. See "Overview."

Maverick's sales of $228.4 million increased $97.4 million, or 74.3%, for the first nine months of 2000, compared with the prior year period. Maverick's shipments increased 118,826 tons, or 45.4%, from 261,801 tons to 380,627 tons. The average net selling price for Maverick for the nine months ended September 30, 2000 was $600 per ton, an increase of $100 per ton. These changes were a result of the same market conditions discussed above.

Maverick's cost of goods sold of $73.9 million increased $22.4 million, or 43.5%, for the third quarter of 2000, compared with the prior year period. The increase was primarily due to increased product shipments and higher steel costs. See "Overview." The gross profit for Maverick of $8.8 million for the quarter ended September 30, 2000 compares to a gross profit of $2.5 million for the prior year period. See "Overview." The gross profit per ton was $66 per ton as compared to $23 per ton in the comparable prior year period. Gross profit per ton was impacted by strengthening selling prices and better fixed cost absorption offset partially by increased steel prices. Maverick's gross profit margin percentage was 10.6% for the quarter ended September 30, 2000, compared to a gross profit margin percentage of 4.6% for the prior year period.

Maverick's cost of goods sold of $207.9 million increased $78.9 million, or 61.2% for the first nine months of fiscal 2000, compared with the prior year period. The gross profit for Maverick of $20.6 million for the nine month period ended September 30, 2000 compares to a gross profit of $2.1 for the nine month period ended September 30, 1999. The gross profit per ton was $54 per ton as compared to $8 per ton was impacted by the same factors discussed above. Maverick's gross profit margin percentage was 9.0% for the first nine months of 2000, compared to a gross profit margin percentage of 1.6% for the prior year period.

PRUDENTIAL SEGMENT

Prudential's sales of $55.8 million increased $19.7 million, or 54.5%, for the third quarter of 2000, compared with the prior year period. Prudential's shipments increased 20,699 tons, or 34.9%, from 59,351 tons to 80,050 tons. Energy sales increased 23,159 tons due to the rig count increasing from 256 active rigs to 313 active rigs. Industrial products sales decreased 2,460 tons. Overall average net selling price for Prudential increased from the comparable quarter of the prior year by 14.5%, from an average of $609 per ton to $697 per ton. Energy selling prices increased 10.2% from $639 per ton to $704 per ton. This increase is a continuation of selling prices recovery which began in late 1999. Industrial selling prices fell by 1.0% from $450 per ton to $446 per ton. This decrease was primarily due to the impact of lower hot rolled steel costs selling prices.

Prudential's sales of $174.0 million increased $91.7 million, or 113.5%, for the first nine months of 2000, compared with the prior year period. Prudential's shipments increased 118,948 tons, or 89.9%, from 132,340 to 251,288 tons. The average net selling price for Prudential for the nine months ended September 30, 2000 was $692 per ton, an increase of $70 per ton from the prior year. These increases were a result of the same market conditions discussed above.

Prudential's cost of goods sold of $50.3 million increased $17.1 million, or 51.3%, in the third quarter of 2000 from the prior year period of 1999. Gross profit for Prudential of $5.6 million for the quarter ended September 30, 2000 compares to a gross profit of $2.9 million for the prior year period. Gross profit per ton was $70 per ton as compared to $49 per ton in the comparable prior year period. Strengthening selling prices partially offset by higher steel costs impacted gross profit margin per ton. Prudential's gross profit margin percentage was 10.0% for the quarter ended September 30, 2000, compared to a gross profit margin percentage of 8.1% during the prior year period.

Prudential's cost of goods sold of $147.5 million increased $72.6 million, or 97.0%, for the first nine months of 2000, compared with the prior year period. Gross profit for Prudential of $26.5 million for the nine months ended September 30, 2000 compares to a gross profit of $7.4 million for the prior year period. Gross profit per ton was $105 per ton as compared to $56 per ton in the comparable prior year period. Gross profit per ton was impacted by the same factors discussed above. Prudential's gross profit percentage was 15.2% for the first nine months of 2000, compared to 9.0% for the first nine months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 30, 2000 was $110.9 million and the ratio of current assets to current liabilities was 1.9 to 1.0, compared to December 31, 1999 when working capital was $109.1 million and the ratio of current assets to current liabilities was 2.3 to 1.0. The increase in working capital for the nine month period ended September 30, 2000 was principally due to a $32.1 million increase in inventory and a $10.0 million increase in accounts receivable, partially offset by a $8.8 million increase in deferred revenue, a $4.4 million increase in accounts payable, a $16.1 million increase in accrued expenses and other liabilities and a $1.7 million decrease in prepaid expenses and other assets. The above changes were primarily due to the increased energy business volume. Cash provided by operating activities was $4.7 million for the nine month period ended September 30, 2000. The primary use of cash was the above described changes in operating assets and liabilities, which offset the net cash provided from operations of $16.8 million (excluding depreciation and amortization of $10.1 million).

Cash used in investing activities was $44.4 million for the nine month period ended September 30, 2000, primarily for the purchases of equipment of $10.4 million, completion of and enhancements to our new enterprise resource planning system of $2.0 million and the construction and equipping of our new large diameter pipe and tubing facility of $32.0 million.

Cash provided by financing activities was $41.2 million for the nine month period ended September 30, 2000. Outstanding borrowings on our Long-Term Revolving Credit Facility increased $29.7 million and outstanding borrowings on our Short-Term Revolving Credit Facility increased $12.5 million. These increases were primarily due to the construction and equipping of our new large diameter pipe and tubing facility and the increased steel inventories. Other long-term indebtedness, including current maturities was reduced by approximately $55,000.

Dividends paid to the former stockholders of Prudential prior to the Company's combination with Prudential, reduced the cash provided by financing activities by $3.1 million. Consistent with the Company's business strategy prior to the combination, the Company currently intends to retain earnings to finance the growth and development of our business and do not anticipate paying cash dividends in the near future. Any payment of cash dividends in the future will depend upon our financial condition, capital requirements and earnings as well as other factors the Board of Directors may deem relevant. Our Long-Term Revolving Credit Facility with commercial lenders restricts the amount of dividends we can pay to our stockholders.

Our capital budget for 2000 is $52.0 million, of which $44.4 million was expended during the nine month period ended September 30, 2000. The capital budget includes $39.0 million for the completion of our new large diameter pipe and tubing facility that is adjacent to our existing facilities in Hickman, Arkansas. We are funding this project principally through the proceeds of our public offering of 2.3 million shares of common stock completed in October 1999. Total proceeds from the sale, net of underwriting discount and other expenses were $35.1 million. The remaining $15.0 million of our capital expenditure budget will be used to acquire new equipment for our existing manufacturing facilities and to enhance our new enterprise resource planning system. As of September 30, 2000, we had an additional $3.5 million committed for the purchase of equipment. We expect to meet our ongoing working capital and capital expenditure requirements from a combination of cash flow from operating activities and available borrowings under our Revolving Credit Facilities, all of which constitute our primary source of liquidity.

We have three Revolving Credit Facilities. The Short-Term Revolving Credit Facility is with a Canadian financial institution, the Operating Line of Credit is with a U.S. financial institution and the Long-Term Revolving Credit Facility is with a group of U.S. financial institutions. The Short-Term Facility is a $34.0 million (C$50.0 million Canadian) unsecured demand operating credit facility. This facility is considered to be short-term and is included in our current maturities of long-term Debt. The Operating Line of Credit is a $10.0 million facility which is used to fund the working capital requirements of the Longview, Washington operation. It is secured by letters of credit drawn on the Canadian bank and any borrowings on the U.S. Operating Line reduce the availability of the Short-Term Revolving Credit Facility. As of September 30, 2000, the applicable interest rate on the U.S. Operating Line and the Short-Term facility was 7.13 percent and 7.5 percent per annum, respectively, and we had $16.2 million in additional available borrowings on the Short-Term facility.

During September 2000, we amended our Long-Term Revolving Credit Facility to increase the maximum borrowings up to the lesser of the eligible borrowing base or $70 million. The $20.0 million overline is available until December 31, 2000. The Long-Term Revolving Credit Facility bears interest at either the prevailing prime rate or an adjusted Eurodollar rate, plus an interest margin, depending upon certain financial measurements. The Revolving Credit Facility is secured by the Company's accounts receivable, inventories and equipment and will expire on September 30, 2003. As of September 30, 2000, the applicable interest rate on this Credit Facility was 8.62 percent per annum and we had $6.9 million in additional available borrowings. As of September 30, 2000, we had $2.6 million in cash and cash equivalents.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's reported cash flowed related to its Canadian operations is based on cash flows measured in Canadian dollars converted to the U.S. dollar equivalent based on published exchange rates for the period reported. The Company believes its current risk exposure to the exchange rate movements, based on net cash flows, to be immaterial.

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) A Special Meeting of the Stockholders of the Company was held on September 22, 2000. Of the 17,899,224 shares entitled to vote at such meeting, 13,215,504 shares were present at the meeting in person or by proxy.

     (b) The proposal to approve the issuance of shares of Maverick's common stock, par value $0.01 per share, in connection with the combination of Maverick and Prudential Steel, Ltd. was approved. Shares voting for the proposal were 13,073,004; shares voting against the proposal were 87,150; and shares abstaining were 54,850.

     (c) The proposal to amend Maverick's certificate of incorporation to increase the number of authorized shares of Maverick's common stock from 40,000,000 to 80,000,000 was approved. Shares voting for the proposal were 11,836,660; shares voting against were 1,323,408; and shares abstaining were 55,436.

          There were no brokers' non-votes.

ITEM 5.  OTHER INFORMATION

On August 1, 2000, the Board of Directors of the Company adopted a calendar year-end. Commencing with the current year, the year-end of the Company changed from September 30 of each year to December 31 of each year. Accordingly, the unaudited consolidated financial statements for the period ended September 30, 1999 have been presented on a nine month basis instead of an annual fiscal basis as previously reported.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibit No.             Description

     3.1           Amended and Restated Certificate of Incorporation, as Amended

     10.1          Seventh Amendment to Revolving Credit Facility

     10.2          Eighth Amendment to Revolving Credit Facility

     27            Financial Data Schedule


(b)  Reports on Form 8-K.

On August 30, 2000, the Company filed a Report on Form 8-K, containing the definitive proxy statement on Schedule 14A relating to the proposed combination of the businesses of Maverick Tube Corporation and Prudential Steel Ltd., which was filed with the Securities and Exchange Commission on August 11, 2000. The Proxy Statement was filed under cover of this Form 8-K solely for the purpose of allowing the Company to incorporate the Proxy by reference into a Form S-3.

On September 22, 2000, the Company filed a Report on Form 8-K announcing the completion of its business combination with Prudential Steel Ltd.

On October 25, 2000, the Company filed a Report on Form 8-K containing certain historical financial information utilized by analysts and investors.

On November 8, 2000, the Company filed a Report on Form 8-K containing slide show presentation to be given to various lenders and certain individual and institutional investors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Maverick Tube Corporation
                                      -------------------------
                                            (Registrant)



Date: November 13, 2000   /s/ Gregg Eisenberg
                          ------------------------------------------------------
                          Gregg Eisenberg, President and Chief Executive Officer
                                      (Principal Executive Officer)


Date: November 13, 2000   /s/ Barry Pearl
                          ------------------------------------------------------
                          Barry Pearl, Chief Financial Officer
                                      (Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.     DESCRIPTION

3.1             Amended and Restated Certificate of Incorporation, as Amended

10.1            Seventh Amendment to Revolving Credit Facility

10.2            Eighth Amendment to Revolving Credit Facility

27              Financial Data Schedule