Form 10-K
period 2000-12-31
MAVERICK TUBE CORPORATION
filed 2001-03-23
CIK 869087

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

X ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
  OF 1934 For the fiscal year ended December 31, 2000. OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
  ACT OF 1934 For the transition period from _____________ to ______________.

                        COMMISSION FILE NUMBER 001-10651

                            MAVERICK TUBE CORPORATION
                            16401 Swingley Ridge Road
                                  Seventh Floor
                          Chesterfield, Missouri 63017
                                 (636) 733-1600

DELAWARE                                                             43-1455766
--------------------------------------------------------------------------------
(State or other  jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $.01 Per Share Preferred Stock Purchase Rights

Securities  registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the 33,486,744 voting shares of Common Stock (including 6,717,836 shares of Exchangeable Shares) held by non-affiliates of the Registrant as of March 12, 2001 was $703,221,624 based upon the closing price as reported on the New York Stock Exchange on that date. As of March 12, 2001, the Registrant had 33,732,118 outstanding shares of Common Stock and Exchangeable Shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the specified parts of this Annual Report on Form 10-K:

Maverick Tube Corporation 2000 Annual Report into Part I, II and IV

Maverick Tube Corporation definitive proxy statement for the 2001 Annual Meeting of Stockholders into Part III

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

Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                    FORM 8-K

                  SIGNATURES

                  EXHIBIT INDEX

We make forward-looking statements in this Form 10-K and in our public documents that are incorporated by reference, which represent our expectations or beliefs about future events and financial performance. You can identify these statements by forward-looking words such as "expect," "believe," "anticipate," "goal," "plan," "intend," "estimate," "may," "will" or similar words. Forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, including:

 *     oil and gas price volatility;
 *     steel price volatility;
 *     domestic and foreign competitive pressures;
 *     fluctuations in industry-wide inventory levels;
 *     the presence or absence of governmentally imposed trade restrictions;
 *     plans for our new large diameter facility;
 *     plans for our cold drawn tubing business;
 *     plans for our Longview, Washington facility;
 *     seasonal fluctuations;
 *     steel supply;
 *     asserted and unasserted claims;
 *     compliance with laws and regulations;
 *     presence of a collective bargaining agreement;
 * those other risks and uncertainties discussed in Exhibit 99.1 of this Form 10-K and elsewhere in this and our other filings with the Securities and Exchange Commission.

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

                                     PART I

ITEM 1

BUSINESS

General

As used herein, Maverick Tube Corporation and its direct and indirect wholly-owned subsidiaries are collectively referred to as the "Company," whereas "Maverick" is the Company exclusive of its subsidiary Prudential Steel Ltd. ("Prudential") and its direct and indirect subsidiaries. Also, unless the context otherwise requires, the terms "we," "us" and "our" refers to the Company.

We are a leading domestic producer of tubular steel products used in energy and industrial applications. We manufacture "oil country tubular goods," which are steel tubular products used in the completion and production of oil and natural gas wells. We also serve the energy industry by manufacturing line pipe, which is used primarily in the transportation of oil and natural gas. For industrial applications, we manufacture structural tubing and standard pipe. We also recently began producing "cold drawn tubing" in our industrial products segment, which is used as a component of high quality products that require close tolerances. During calendar 2000, energy products accounted for approximately 80% of our total revenues.

We were incorporated in Missouri in 1977 and reincorporated in Delaware in 1987. Our principal executive offices are located at 16401 Swingley Ridge Road, Seventh Floor, Chesterfield, Missouri 63017 and our phone number is (636) 733-1600.

Recent Developments

On  September  22,  2000,   Maverick  completed  a  business   combination  with
Prudential, a corporation existing under the laws of the Province of Alberta, Canada. Pursuant to the terms of the combination, Prudential stockholders received 0.52 of an exchangeable share, issued by Maverick Tube (Canada) Inc., a wholly-owned Canadian subsidiary of Maverick, for each Prudential common share. Consequently, Prudential stockholders received a total of 15,813,088 exchangeable shares. The exchangeable shares are Canadian securities that began trading on The Toronto Stock Exchange on September 27, 2000 under the symbol MAV. These shares have the same voting rights, dividend entitlements and other attributes as shares of the Company's common stock and are exchangeable, at each exchangeable stockholder's option, for the Company's common stock on a one-for-one basis. The transaction was accounted for as a pooling of interests and thus the financial statements and management's discussion and analysis for the fiscal years ended September 30, 1999 and 1998 have been restated to include the operations and activities of Prudential.

As a result of the combination with Prudential, the Company has two principal operating subsidiaries, Maverick Tube, L.P., a Delaware limited partnership, and Prudential. Maverick Tube, L.P. conducts substantially all of our U.S. operations while Prudential conducts substantially all of our Canadian operations.

In conjunction with the completion of the Prudential transaction, the Maverick Board of Directors approved a change in the fiscal year end of Maverick from September 30 to December 31, effective with the calendar year beginning January 1, 2000. Accordingly, our fiscal year is now on a calendar year basis.

As a result of the differing year-ends of Maverick and Prudential, prior to the combination and Maverick's change in year-end, the financial statements for dissimilar year-ends have been combined. Maverick's financial statement for its fiscal year ended September 30, 1999 and 1998 have been combined with Prudential's financial statements for the years ended December 31, 1999 and 1998. Thus, Prudential's results of operations for the three months ended December 31, 1999 are included in both the year ended September 30, 1999 and a three-month transition period ended December 31, 1999.

To further our growth and enhance our ability to compete in our energy and industrial businesses, we recently completed the construction of and equipped a new large diameter facility immediately adjacent to our current facilities in Hickman, Arkansas, at a cost of $51.0 million. This facility allows us to include larger diameter pipe and tubing products in our product line offerings.

Based principally on historical product relationships and our assumptions about markets, we estimate that our product size range prior to the new large diameter facility allowed us to compete for approximately 49% of the total tons consumed in all of the markets we serve. Similarly, we estimate that our expansion into the production of larger diameter pipe and tubing products should allow us to compete for approximately 67% of the total tons consumed in these markets. This represents an estimated increase of approximately 37% of the total tons consumed for which we can compete in the markets we serve. We began limited production of select industrial products at the new facility during December 2000. Recently, we have demonstrated the ability to produce and ship our full product line.

The Products We Produce

The following table summarizes our current manufacturing facilities and the products they produce:

Facility                         Products                         Sizes (1)

Hickman, Arkansas                Oil country tubular goods,     1 1/2" - 16"
                                 line pipe, standard pipe,
                                 structural shapes and rounds,
                                 and piling

Conroe, Texas                    Oil country tubular goods      4 1/2"- 9 5/8"
                                 and line pipe

Calgary, Alberta                 Oil country tubular goods,     2 3/8" - 12 3/4"
                                 line pipe and structural shapes
                                 and rounds

Longview, Washington             Oil country tubular goods,     2 3/8" - 10 3/4"
                                 structural shapes and rounds
                                 and line pipe

Beaver Falls, Pennsylvania       Cold drawn mechanical tubular  1 3/4" - 12"

     (1) Represents outside diameter measurement. Structural tubing can have a square, rectangular or round cross-section.

For information with regard to total revenue, operating profit or loss and identifiable assets attributable to each of the business segments, see Note 1 and 12 to the Consolidated Financial Statements on page 30 and 35 of our Annual Report to Stockholders for the Year Ended December 31, 2000 ("2000 Annual Report"), portions of which are filed as Exhibit 13, hereto.

Our Business Strategy

Identify And Enter New Markets

We continually seek and make acquisitions and capital expenditures to enter new markets as evidenced by our entry into the structural tube market in 1994, our entry into the cold drawn tubular market in 1998, the addition of large diameter pipe and tubing to our product lines and our recent combination with Prudential. We intend to seek additional opportunities to expand our business to new markets where we believe we can compete effectively and profitably.

Increase Market Share By Expanding Our Existing Product Lines

We believe that the expansion of our product lines in both the energy and industrial segments of our business will allow us to increase our market share by capitalizing on our existing customer relationships to market additional products. The construction and equipping of the new large diameter facility is an example of this strategy.

Continually Improve The Efficiency Of Our Manufacturing Process

We intend to continue to pursue our objective of being a low-cost, high-volume producer of quality steel tubular products by seeking to:

o        maintain product manufacturing cost controls;
o        maximize production yields from raw materials;
o        make capital expenditures designed to lower costs and improve quality;
o minimize unit production costs through effective utilization of plant capacity; and
o        minimize freight costs.

Deliver Quality Products And Service To Our Customers

We believe that we have achieved an excellent reputation with our existing customers. We intend to continue to build long-term customer relationships with new and existing customers by seeking to:

o        offer broad-based product lines;
o        focus on product availability;
o        deliver competitively priced quality products; and
o        provide a high level of customer support before and after the sale.


The Energy Pipe Industry

General

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

The oil country tubular goods market is affected by several factors, the most significant being the number of oil and natural gas wells being drilled. The level of drilling activity is largely a function of current prices for oil and natural gas and the industry's future price expectations. The prices are determined by various supply and demand factors, such as consumption levels, current inventory levels, weather, import levels, production economics and future expectations. The following chart shows the price of oil and natural gas since the fourth quarter of 1996:

                                U.S. Natural                Alberta Spot Price
          WTI Oil Price          Gas Price                     Natural Gas
-------------------------------------------------------------------------------

4Q96      $24.65                  $2.88                           $1.39
1Q97      $23.46                  $2.59                           $1.69
2Q97      $19.92                  $2.04                           $1.23
3Q97      $19.73                  $2.37                           $1.14
4Q97      $20.22                  $2.80                           $1.92
1Q98      $16.08                  $2.11                           $1.13
2Q98      $14.77                  $2.18                           $1.34
3Q98      $14.13                  $1.96                           $1.29
4Q98      $13.09                  $1.87                           $1.53
1Q99      $13.09                  $1.73                           $1.50
2Q99      $17.68                  $2.14                           $1.76
3Q99      $21.59                  $2.49                           $2.02
4Q99      $24.30                  $2.45                           $2.03
1Q00      $28.88                  $2.53                           $2.13
2Q00      $29.04                  $3.53                           $2.93
3Q00      $30.62                  $4.44                           $4.24
4Q00      $32.10                  $6.21                           $4.87

The most commonly cited indicator of the level of drilling activity is the Baker Hughes rig count which represents the number of active oil and natural gas rigs currently being operated. Since July 1987, the Baker Hughes U.S. rig count hit a high in December 1987 of 1,162 rigs and a low in April 1999 of 496. Since July 1987, the Baker Hughes Canadian rig count hit a high in February 2000 of 544 rigs and a low in April 1992 of 32. The following charts show the U.S. and Canadian rig count since the fourth quarter 1996 and our shipments of oil country tubular goods for the same period:

                 Quarterly Maverick OCTG Shipments      Baker Hughes Rig Count
-------------------------------------------------------------------------------

4Q96                            72,186                         846
1Q97                            68,248                         856
2Q97                            76,231                         936
3Q97                            90,766                         992
4Q97                            87,312                         997
1Q98                            63,290                         965
2Q98                            47,420                         862
3Q98                            44,124                         794
4Q98                            36,971                         688
1Q99                            25,970                         550
2Q99                            41,947                         524
3Q99                            60,346                         649
4Q99                            84,978                         775
1Q00                            75,784                         771
2Q00                            80,816                         845
3Q00                            88,411                         981
4Q00                            79,877                       1,076


              Quarterly Prudential OCTG Shipments     Canadian Rig Count
-------------------------------------------------------------------------------

4Q96                            45,706                         320
1Q97                            44,781                         395
2Q97                            37,929                         258
3Q97                            48,812                         400
4Q97                            52,207                         443
1Q98                            38,947                         469
2Q98                            13,982                         177
3Q98                            19,957                         205
4Q98                            21,562                         202
1Q99                            23,372                         283
2Q99                            17,786                         102
3Q99                            35,072                         257
4Q99                            41,923                         336
1Q00                            54,293                         469
2Q00                            39,737                         216
3Q00                            49,050                         313
4Q00                            53,926                         380

The level of industry inventories maintained by manufacturers, distributors and end users also affects the U.S. oil country tubular goods market. When customers draw-down on inventory rather than purchase new products, this has an adverse effect on the demand for new production. Conversely, when distributors and end users increase inventory levels, this has a positive effect on the demand for new production. Inventory levels do not materially affect the production of oil country tubular goods in Canada as distributors do not generally hold significant amounts of inventory.

For calendar year 1999 and 1998, declining industry inventory levels satisfied 14.0% and 8.5% of the U.S. oil country tubular goods consumption, respectively. For calendar year 2000, increasing industry inventory levels added an estimated 18.9% to the U.S. oil country tubular goods demand for production.

Import levels of foreign oil country tubular goods into North America also significantly affect the North American oil country tubular goods market. High levels of imports reduce the volume sold by North American producers and tend to suppress selling prices. We believe that North American import levels are affected by, among other things, overall world demand for oil country tubular goods, the trade practices of and government subsidies to foreign producers and the presence or absence of governmentally imposed trade restrictions in the U.S. and Canada. Since 1986, the level of imports of oil country tubular goods from Canada and Taiwan has been reduced by the existence of duties imposed by the United States government (rescinded in June 2000). In addition, since 1995, the level of imports of oil country tubular goods from Argentina, Italy, Japan, Korea and Mexico has also been reduced by the existence of anti-dumping duties. The U.S. International Trade Commission is scheduled to review these duties in 2001. If these duties expire or are renewed on a less stringent basis, we could be exposed to increased competition from imports.

The following table  illustrates  certain factors related to industry-wide  U.S.
and  Canadian  drilling   activity,   oil  country  tubular  goods  consumption,
shipments, imports and inventories during the periods presented:

                                                  Year Ended December 31,
                                              2000         1999          1998
                                         ---------------------------------------


U.S. Market Activity:
Average rig count                             918           624           827

U.S. oil country tubular goods
  consumption (in thousands of tons):
U.S. producer shipments                     1,856           901         1,217
Imports                                       717           170           343
Inventory (increase)/decrease                (436)          202           156
Used pipe                                     174           174           111
                                         ---------------------------------------
   Total U.S. Consumption                   2,311         1,447         1,827
                                         =======================================

                                                  Year Ended December 31,
                                              2000         1999          1998
                                         ---------------------------------------

Canadian Market Activity:
Average rig count                             344           244           263

Canadian oil country tubular goods
  consumption (in thousands of tons):
Canadian producer shipments                   465           303           350
Imports                                       273           160           157
Inventory (increase)/decrease                  25            10           (15)
                                         ---------------------------------------
   Total Canadian consumption                 763           473           492
                                         =======================================

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

The Canadian rig count in the table is based on weekly rig count reporting from Baker Hughes, Inc. Imports are as reported by Statistics Canada. Inventory (increase)/decrease are our estimates based upon data reported by Statistics Canada. Canadian shipments are reported by Statistics Canada Steel Pipe and Tube Report.

Manufacturers produce oil country tubular goods in numerous sizes, weights, grades and end finishes. We believe that most oil country tubular goods are produced to American Petroleum Institute and Canadian Standard Association specifications. The grade of pipe used in a particular application depends on technical requirements for strength, corrosion resistance and other performance qualities. Oil country tubular goods are generally classified into groupings of "carbon" and "alloy" grades. Carbon grades of oil country tubular goods have yield strength levels of 75,000 pounds per square inch or less and are generally used in oil and natural gas wells drilled to depths less than 8,000 feet. Alloy grades of oil country tubular goods have yield strength levels of 75,000 pounds per square inch or more and are generally used in oil and natural gas wells drilled to depths in excess of 8,000 feet, or for high temperature wells, highly corrosive wells or critical applications.

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


Our Energy Products

We manufacture oil country tubular goods used for production tubing, production casing and surface casing, and we also manufacture line pipe. We do not make drill pipe. We produce all of our oil country tubular goods and line pipe using only the electric resistance welding process.

The following table shows our energy product shipments in tons, net sales and as a percentage of overall net sales measured in dollars:

                                                       Energy Products
                                                          Net Sales      % of
                                                Tons       (000's)     Net Sales
                                            ------------------------------------

MAVERICK
Year ended December 31, 2000                   341,610      222,487        72.0%
Three months ended December 31, 1999            89,450       49,612        70.9%
Year ended September 30, 1999                  184,958      101,864        61.1%
Year ended September 30, 1998                  263,248      184,825        69.6%

PRUDENTIAL
Year ended December 31, 2000                   325,092      227,228        90.5%
Year ended December 31, 1999                   188,089      123,285        86.7%
Year ended December 31, 1998                   142,278      104,989        88.2%

Prudential provides tolling services which is the conversion of steel to tubular products owned by our competitors. While tolling only comprised a small portion of our business, it provided additional tons which optimizes mill operations and improves fixed cost absorption. Prudential tolling tons for the years ended December 31, 2000, 1999 and 1998 were 26,444, 9,626 and 17,551, respectively.
Net sales associated with tolling tons for the years ended December 31, 2000, 1999 and 1998 were $4,433,000, $1,403,000 and $2,648,000, respectively.

Our energy products meet or exceed the applicable standards as required by the American Petroleum Institute and Canadian Standards Association. In addition, similar to other producers, we manufacture oil country tubular goods in custom or proprietary grades. We design and engineer our custom and proprietary oil country tubular goods to be used in similar applications as products meeting or exceeding American Petroleum Institute and Canadian Standards Association standards and to provide performance features comparable to products meeting those standards. We warrant our American Petroleum Institute and Canadian Standards Association casing and tubing to be free of defects in material or workmanship in accordance with the applicable specifications. In addition, we warrant our proprietary grade products to be free of defects in accordance with our published standards. We have not incurred significant costs in connection with these warranties.

We manufacture finished goods in both carbon and alloy steel grades. Virtually all of our products are fully completed or "end-finished" at our facilities. In contrast, some of our competitors outsource the end-finishing of their products thus adding to their freight and handling costs or do not end-finish their products at all. The end-finish process includes, as appropriate, upsetting, beveling, threading, pressure testing and the application of couplings. Our fully finished oil country tubular goods are ready to be installed in oil or natural gas wells. By end-finishing our products, we are better able to control quality, cost and service to customers. Two of our U.S. energy facilities provide heat-treatment capabilities necessary for the production of alloy grade pipe. Our alloy grade tubing and casing products accounted for 16%, 14% and 14% of the tons of energy products sold calendar year 2000, fiscal 1999 and fiscal 1998, respectively. Carbon grade tubing and casing accounted for the balance of these tons.

We manufacture oil country tubular goods and line pipe ranging in size from 1 1/2" to 16" in outside diameter. Excluding drill pipe, which we do not manufacture, approximately 80% of the total oil country tubular goods and line pipe tonnage produced in the western hemisphere in calendar 2000 fell into this size range.

Marketing

We sell oil country tubular goods and line pipe primarily throughout the United States and Canada to numerous distributors, which then resell the pipe to major and independent oil and natural gas production, gathering and pipeline companies. Maverick sales to Canadian customers in calendar 2000, fiscal 1999 and fiscal 1998 were $19.5 million, $11.3 million and $17.9 million, respectively. Maverick sales to other foreign customers in calendar 2000, fiscal 1999 and fiscal 1998 made up an additional $77,000, $200,000 and $900,000, respectively. Prudential sales to U.S. customers in calendar 2000 and 1999 were $8.4 million and $1.0 million, respectively. Prudential did not have any sales to U.S. customers in fiscal 1998. Our marketing philosophy emphasizes delivering competitively priced quality products and providing a high level of service to our customers. With the completion of our new large diameter facility, we are marketing ourselves as a broad line supplier of oil country tubular goods and line pipe products. We maintain inventories of finished goods that are housed at our production facilities and at field locations close to the areas of drilling activity, which allows us to provide timely delivery of our products.

As of December 31, 2000 and September 30, 1999, our backlog orders (including bill and hold orders not yet shipped) for oil country tubular goods and line pipe products were approximately $128.2 million and $82.8 million, respectively. All of the backlog orders as of December 31, 2000 are expected to be filled by the end of calendar 2001. We consider only $9.0 million and $3.7 million of our backlog orders, respectively, to be firm as remaining orders may generally be cancelled without penalty. Our backlog orders, as of any particular date, may not be indicative of our actual operating results for any period. We cannot give any assurance that the amount of backlog at any particular date will ultimately be realized.

Manufacturing

We manufacture oil country tubular goods and line pipe products at our facilities in Hickman, Arkansas, Conroe, Texas, Longview, Washington and Calgary, Alberta. We began limited production of select industrial products at our new large diameter facility adjacent to our Hickman, Arkansas facilities, during December 2000. The facilities are strategically located to serve the energy markets in the United States and Canada. The new large diameter facility that will produce approximately 75% energy related products and 25% industrial related products in larger sizes than we currently produce. We can currently produce at a consolidated maximum rate of approximately 1,209,000 tons of finished products per year with approximately 967,000 tons currently dedicated to energy related products. After the completion of our new large diameter facility, we expect these amounts to increase to 1,459,000 total tons of capacity and 1,154,500 tons of energy capacity per year. We operated our energy facilities at a capacity utilization of approximately 69% and 44% during calendar 2000 and fiscal 1999, respectively.

In order to control our manufacturing costs, we attempt to maximize production yields from purchased steel and reduce unit labor costs. We control labor costs by automating some of our activities and by seeking to optimize product throughput and scheduling. Generally, we maintain an innovative compensation plan, whereby the employees of our facilities that achieve certain performance based criteria receive quarterly bonuses. In addition, some employees are eligible to receive annual profitability bonuses based on our consolidated earnings. The maximum achievable incentives and bonuses range from 15% to 75% of an employee's salary and wages.

During calendar 2000, fiscal 1999 and fiscal 1998, we spent $10.9 million, $6.4 million and $26.4 million, respectively, on new capital equipment for our existing energy facilities. Capital expenditures for fiscal 1998 include the construction costs of the Longview, Washington facility. Capital expenditures related to the new large diameter facility were approximately $48.6 million during calendar 2000. Our capital budget for calendar 2001 is $12.0 million. We expect these capital expenditures to result in manufacturing cost savings, quality improvements and/or expanding or maintaining production capabilities and product lines.

Competition

The suppliers of oil country tubular goods and line pipe products face a highly competitive market. We believe that the principal competitive factors affecting our business are price, quality, delivery, availability and service. We believe we enjoy an excellent reputation for quality products and outstanding customer service. We compete with several North American and numerous foreign producers of oil country tubular goods, some of which have greater financial resources than we do. In the oil country tubular goods market, our more significant U.S. competitors are Lone Star Steel Company and Newport Steel Company, which produce electric resistance welded pipe, and United States Steel Corporation and North Star Steel Company, which primarily produces seamless pipe. Our most significant Canadian competitor is IPSCO Tubular, Inc., which produces electric resistance welded pipe. We also compete in the line pipe market with these same competitors, and with foreign producers of line pipe, most of which are units of large foreign steel makers. During calendar years 2000, 1999 and 1998, we estimate that domestic oil country tubular goods market penetration of tons consumed by imports into the U.S. was 31.0%, 11.7% and 18.8%, respectively. During calendar years 2000, 1999 and 1998, we estimate that domestic oil country tubular goods market penetration of tons consumed by imports into Canada was 35.8%, 33.8% and 31.9%, respectively.

We, as well as the oil country tubular goods industry in general, experience seasonal fluctuations in demand for our products. For instance, weather conditions during the first half of the calendar year normally make drilling operations more difficult in the United States while the second and third quarters are difficult drilling conditions in western Canada. For this reason, drilling activity and the corresponding demand for our oil country tubular goods within the United States generally will be lower during our first and second quarters, as compared with the third and fourth quarters. Drilling activity and corresponding demand for our oil country tubular goods within Canada generally will be lower during the second and third quarters, as compared with the first and fourth quarters.


Industrial Industry

General

We manufacture structural tubing products, standard pipe and piling products. Our structural tubing products are used in the following applications:

o  construction, including handrails, building columns and bridge frames;
o  transportation, including boat trailers;
o  agricultural, including farm implement components and tillage equipment;
o material handling, including storage rack systems and conveying systems support; and
o  recreational, including exercise equipment.

In addition, structural tubing is an attractive alternative to other structural steel forms, such as I-beams and H-beams. Structural tubing products offer strength and other product characteristics similar to beams, but with less steel content, resulting in lower costs to the end user in many applications.

Structural tubing is produced by processing flat rolled steel into strips, which are cold-formed, welded and heat-treated or seam-annealed. The machinery and equipment used for the manufacture of structural tubing products are similar to that used for the manufacture of oil country tubular goods. Structural tubing and standard pipe are not, however, subject to the same degree of tolerances as are oil country tubular goods, which results in lower production costs related to testing and inspection than for oil country tubular goods. Moreover, structural tubing does not require end finishing, flash elimination for the welding process or seam-annealing. Because less finishing is required of structural tubing products as compared to oil country tubular goods, the average cost per ton to convert steel into structural tubing is slightly less than oil country tubular goods.

We believe that demand for structural tubing is influenced primarily by the level of general economic activity in North America. We estimate that domestic consumption of structural tubing during calendar years 2000, 1999 and 1998 was
2.2 million, 2.0 million and 2.0 million tons, respectively.

Standard pipe products are used in industrial applications such as steam, water, air and gas lines, and plumbing and heating. We manufacture standard pipe in the same manner as we manufacture structural tubing. As with structural tubing, we believe that demand for standard pipe is influenced primarily by the level of general economic activity in North America. We estimate that domestic consumption of standard pipe during calendar years 2000, 1999 and 1998 was 2.8 million, 2.4 million and 2.6 million tons, respectively. In recent years, standard pipe has faced limited new competition from plastic pipe in certain applications.

Our Products

With the completion of our new large diameter facility, we can produce square, rectangular and round structural tubing and standard pipe at our facilities in sizes ranging from 1 1/2" to 16" square and the equivalent sizes in rectangular and round tubing. Our products range from .120 to .500 inches in thickness. Because of the large number of applications for structural tubing and standard pipe, the number of different products produced for the industrial market is considerably larger than that produced for the oil country tubular goods market. The annual capacity at our structural facilities is approximately 242,000 tons. After the completion of our new large diameter facility, we expect this amount to increase to 304,500 tons. During calendar 2000 and fiscal 1999, we were operating at approximately 78% and 77%, respectively, of our structural capacity.

The following table shows our industrial product shipments in tons, net sales and as a percentage of overall net sales measured in dollars:

                                                 Industrial Products
                                                      Net Sales        % of
                                            Tons       (000's)       Net Sales
                                         ---------------------------------------

MAVERICK
Year ended December 31, 2000                157,080        71,422          23.1%
Three months ended December 31, 1999         40,351        17,620          25.2%
Year ended September 30, 1999               148,275        64,822          38.9%
Year ended September 30, 1998               164,973        80,565          30.4%

PRUDENTIAL
Year ended December 31, 2000                 41,004        19,337           7.7%
Year ended December 31, 1999                 38,133        17,507          12.3%
Year ended December 31, 1998                 21,291        11,425           9.6%

The new large diameter facility in Hickman, Arkansas will increase the size range of our structural tube and standard pipe offerings, thus allowing us to market a broader line of products for industrial applications. We expect that the new large diameter facility will add an additional 100,000 tons in structural and standard pipe capacity. As a result of this new facility, we expect to gain additional complementary sales by offering larger sizes, while limiting the amount of additional expenses. This new facility allows us to market ourselves as a broad line producer of structural tubing and standard pipe.

Marketing

The structural tubing and standard pipe markets are somewhat regional in nature, primarily because order sizes are smaller and lead-time requirements are shorter than for oil country tubular goods. We currently sell principally to distributors, but since 1997, we significantly increased our sales to large end-user customers. As in the case of oil country tubular goods, our marketing strategy emphasizes delivering competitively priced, quality products and providing a high level of service to our customers. In addition, we expect our marketing ability will be enhanced by the addition of larger diameter pipe and tubing that we will produce upon completion of our large diameter facility. Because the application of structural tubing and standard pipe products is diverse, and a short lead-time is required for customer satisfaction, we maintain inventory levels, in terms of months of supply, comparable to those for oil country tubular goods. This finished goods inventory will consist of a larger number of items than in the case of oil country tubular goods. We use experienced manufacturing representatives in our sales efforts.

As of December 31, 2000 and September 30, 1999, our backlog of orders for structural tubing and standard pipe were $9.0 million and $8.5 million, respectively. All of the backlog orders as of December 31, 2000 are expected to be filled by the end of calendar 2001. We do not consider any of our backlog orders to be firm as they may generally be cancelled without penalty. Our backlog orders as of any particular date may not be indicative of our actual operating results for any fiscal period. We cannot give any assurance that the amount of backlog at any given time ultimately will be realized.

Manufacturing

We are currently producing structural square and rectangular shaped tubing products in our structural tube facilities located in Hickman, Arkansas, Longview, Washington and in Calgary, Alberta. We are also currently producing structural round tubing products and standard pipe at our Hickman, Arkansas and Conroe, Texas facilities. We began production of larger sized structural tubing and standard pipe at our large diameter facility in March 2001.

Based upon historical product relationships and our assumptions about the U.S. market, we estimate that the sizes of structural tubing products we currently are capable of manufacturing account for 85% of the domestic tonnage of all sizes of domestic structural tubing products consumed. Similarly, after completing the new large diameter facility, we estimate that we should be capable of manufacturing sizes that account for more than 97% of domestic tonnage consumed.

We believe that the types of standard pipe products we are capable of manufacturing account for approximately 25% of the domestic tonnage of all types of the U.S. standard pipe products consumed. After completing the new large diameter facility, we expect to be capable of manufacturing more than 41% of the domestic tonnage of all sizes of U.S. products consumed.

Consistent with our manufacturing strategy for oil country tubular goods production, we believe we are a low-cost, high-volume producer of quality structural tubing and standard pipe products. We believe that the application of our efficient manufacturing process originally developed for the production of oil country tubular goods, the labor costs and the strategic location of our facilities provide a conversion cost advantage relative to the majority of existing domestic structural tubing and standard pipe manufacturers.

During calendar 2000, fiscal 1999 and fiscal 1998, we spent $1,384,000, $1,500,000 and $722,000, respectively, on additional equipment at our industrial facility in Hickman, Arkansas. Our capital budget for our industrial facility in Hickman, Arkansas for calendar 2001 is $1.3 million. We expect these capital expenditures to result in manufacturing cost savings and quality improvements. Capital expenditures related to our facilities in Longview, Washington and Calgary, Alberta are included in the energy pipe industry section. Although the Longview, Washington and Calgary, Alberta facilities manufacture industrial products, these facilities are primarily energy product focused and only produce industrial products to fill out mill capacity.

Competition

Although a significant market for structural tubing is located within a 400-mile radius of our Hickman structural facility, no other major structural tubing facility is currently located within this area. Non-domestic competitors, primarily from Canada, represented 31%, 32% and 23% of total domestic sales of structural tubing in calendar years 2000, 1999 and 1998, respectively. We compete primarily against several domestic and numerous foreign producers of structural tubing. Our more significant structural tube competitors are Pinkert Industrial Group LLC., LTV Copperweld, Bull Moose Tube Corporation, Hanna Steel Corporation, Atlas Tube Inc., Independence Tube Corporation and Ex-L-Tube, Inc.

A significant market for standard pipe also exists. Foreign competition has had a large presence in the standard pipe market. Foreign competition represented approximately 39%, 30% and 31% of total domestic sales of standard pipe in calendar years 2000, 1999 and 1998, respectively. Our more significant standard pipe competitors are Wheatland Tube Company, Armco, Inc., Sawhill Tubular Division, Laclede Steel Company and IPSCO Tubulars, Inc.

We believe that the principal competitive factors affecting our structural tubing and standard pipe businesses are price, product availability, delivery and service.

We believe we experience seasonal fluctuations in demand for our industrial products. However, the timing of such fluctuations may differ from fluctuations experienced in the oil country tubular goods market.


The Cold Drawn Tubing Market

General

The cold drawn tubing market is made up of mechanical or pressure tubing used for applications that require closer tolerances and/or a better surface finish than ordinary electrical resistance welded or seamless tubing. The following table describes some of these applications:

     Industrial Uses                Oilfield Uses             Consumer Uses
--------------------------------------------------------------------------------

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

The cold drawn tubing market is driven primarily by the general economy. Other factors include agricultural prices and infrastructure construction due to the large quantity of cold drawn tubing consumed in cylinder manufacturing for agriculture and construction machinery. We believe the market size is currently about 516,000 tons per year. Imports have typically satisfied about 5% of total consumption.

The market is made up of three segments based upon outside diameter and wall thickness of the tube, as follows:

                                 Outside Diameter           Wall Thickness
--------------------------------------------------------------------------------

Group 1                            through 4"                 through .134"
Group 2                            4" through 7 1/2"          through .320"
Group 3                            above 7 1/2"               all

Our Products

Maverick primarily manufacture and sell cold drawn tubing products in the Group 2 and Group 3 market segments as shown above.

The following table shows our drawn mechanical tubing (DOM) shipments in tons, net sales and as a percentage of overall sales measured in dollars:

                                                           DOM
                                                        Net Sales       % of
                                              Tons       (000's)      Net Sales
                                           -------------------------------------

MAVERICK
Year ended December 31, 2000                   14,341        15,278         4.9%
Three months ended December 31, 1999            2,365         2,736         3.9%

Marketing

Our current customer base for cold drawn tubing is primarily made up of service centers. Generally, because cold drawn tubing products are components of larger products, order sizes range from 5,000 to 10,000 pounds, which is smaller than our typical order sizes for structural tubing or oil country tubular goods. We almost always manufacture cold drawn tubing products to order resulting in a finished goods inventory that is smaller than our finished goods inventory of structural or energy products. Currently, the industry lead-time for cold drawn tubing is approximately six to seven weeks.

As of December 31, 2000 and September 30, 1999, our backlog of cold drawn tubing orders were approximately $1,163,000 and $900,000, respectively. We do not consider any of our backlog firm. Our backlog orders as of any particular date may not be indicative of our actual operating results for any period. We cannot give any assurance that the amount of backlog at any given time ultimately will be realized.

Manufacturing

In fiscal 1998, we acquired the assets used in the production of cold drawn tubular products at our production facility in Beaver Falls, Pennsylvania. This facility began production during the first quarter of fiscal 1999. We expect to supply approximately 75% of this facility's raw material requirements from our other production facilities. We purchase the remainder from outside sources, which include both smaller diameter pipe with heavier walls and seamless pipe.

During calendar 2000 and fiscal 1999, we spent approximately $2.7 million each year on additional equipment for the Beaver Falls facility. Our capital budget for calendar 2001 is $800,000. We expect these capital expenditures to result in manufacturing cost savings and quality improvements. We currently have approximately 75,000 tons of drawing capacity annually.

Competition

A significant market for drawn tubing is located within a 500-mile radius of the Pennsylvania facility. Our primary competitors in this market are Alliance Midwest, Copperweld, Lone Star Steel, LTV, Metal Matic, Pacific Tube, Plymouth Tube, Pittsburgh Tube, Vision Metals and Webco. We believe that the principal competitive factors affecting our drawn tubular products are price, quality, product availability, delivery and service.

Raw Materials

We make all steel purchases at either our headquarters in Chesterfield, Missouri or our Canadian headquarters in Calgary, Alberta in order to optimize pricing, quality, availability and delivery of our raw materials. During 2000, we consumed approximately 2.0% of the total amount of hot rolled steel produced in North America. Accordingly, we believe that we are generally considered to be a significant purchaser by our steel suppliers. We maintain favorable working relationships with our steel suppliers and believe that we are treated favorably with respect to volume allocations and deliveries. We presently purchase the majority of our steel from several suppliers, with approximately 72% of consolidated purchases made from Nucor Corporation, IPSCO Steel, Inc., Dofasco, Inc. and Salzgitter Trade, Inc. Nucor's mill in Hickman, Arkansas is directly connected by rail to our Hickman facilities, thus eliminating our raw material freight costs for raw materials purchased from Nucor. Unlike our Hickman facilities our facilities in Conroe, Texas, Longview, Washington and Calgary, Alberta are not directly connected by rail to our primary steel suppliers. To date, we have not experienced any significant disruption in our supply of raw materials.

Employees

As of December 31, 2000, we employed 2,079 persons, of whom 697 were Prudential employees and 1,382 were Maverick employees. A union represents approximately 68% of Prudential employees. We consider our employee relations to be excellent.


ITEM 2

PROPERTIES

We lease approximately 40,000 square feet of office space in Chesterfield, Missouri for our executive offices under a lease, which expires in 2008. We use 180 acres of our 200-acre site in Hickman, Arkansas for three facilities. A 315,000 square foot oil country tubular goods manufacturing plant and storage space utilizes 55 acres. A 275,000 square foot structural tube manufacturing plant is located adjacent to the existing oil country tubular goods facility. Approximately 120,000 square feet of this facility is utilized for manufacturing with the remainder used for inventory and material storage and shipping. We occupy both facilities under separate leases, each providing us an option to purchase, which is exercisable on the expiration dates of the leases. The expiration dates are August 1, 2007 for the oil country tubular goods facility and February 1, 2004 for the structural tube facility. A 300,000 square foot large diameter manufacturing plant and storage space utilizes 50 acres. This new large diameter facility is owned by the Company and will produce both oil country tubular goods and structural tubing. Approximately 20 acres remain in Hickman, Arkansas for future expansion. A 30,000 square foot facility is in the process of being constructed adjacent to the large diameter facility, which will house the epoxy coating equipment for Maverick's line pipe products. This facility is under lease to an independent third party who will coat the line pipe. We also own 117 acres and a 244,000 square foot manufacturing facility located in Conroe, Texas. Of the 117 acres, approximately 30 acres is used for manufacturing and storage and 60 acres is available for future expansion. We lease a 21-acre site and a 370,000 square foot manufacturing facility in Beaver Falls, Pennsylvania for the production of cold drawn tubing, with an option to purchase, which is exercisable on September 17, 2001, which is the expiration date of the lease. Each manufacturing facility operated by Maverick is served by truck, has its own rail spur, other than the Beaver Falls facility, and is within close proximity of barge facilities.

We lease approximately 16,800 square feet of office space in Calgary, Alberta under a lease, which expires in 2003. We use 82 acres of our 90-acre site in Calgary, Alberta for three energy/industrial production facilities and three oil country tubular goods finishing facilities. The energy/industrial production facilities are located in approximately 210,000 square feet in two separate buildings. The oil country tubular finishing facilities are located in three separate buildings, which utilize approximately 81,000 square feet of space. Adjacent to these buildings is a 94,500 square foot industrial storage facility. Prudential owns these facilities and has approximately 8 acres available for future expansion. We also own approximately 35 acres in Longview, Washington with 8 acres available for future expansion. This site has a 51,000 square feet manufacturing facility for energy and industrial products. Adjacent to this building is a 100,000 square foot industrial products storage facility and a 12,000 square foot steel slitting facility. Prudential also owns these facilities. Each manufacturing facility operated by Prudential is served by truck and has its own rail spur.

We believe each of our facilities is in good condition, is adequately insured and is suitable for our planned level of operations.


ITEM 3

LEGAL PROCEEDINGS

General. From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of our business. We maintain insurance coverage against potential claims in an amount, which we believe to be adequate. We believe that we are not presently a party to any litigation in which the outcome would have a material adverse effect on our business or operations.

Environmental Matters. We are subject to federal, state, provincial and local environmental laws and regulations concerning, among other things, waste water disposal and air emissions. We believe we are currently in compliance with all applicable environmental regulations.


ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted, during the fourth quarter of calendar 2000 covered by this report, to a vote of our security holders through the solicitation of proxies or otherwise.

ITEM 4A

EXECUTIVE OFFICERS

Name                       Age     Title
--------------------------------------------------------------------------------
Gregg M. Eisenberg         50      Chairman of the Board, President and
                                      Chief Executive Officer

Pamela G. Boone            37      Vice President - Finance and
                                      Administration, Treasurer, Secretary
                                      and Chief Financial Officer

T. Scott Evans             53      Vice President - Commercial Operations


Sudhakar Kanthamneni       53      Vice President - Manufacturing and Technology

Rick W. Preckel            40      Vice President - Canadian Operations


Set forth below are descriptions of the backgrounds of our executive officers and their principal occupations for at least the last five years:

Gregg M. Eisenberg has served as Chairman of the Board since February 1996. He has served as President, Chief Executive Officer and a director of the Company since 1988. Prior to joining the Company in 1983, he was employed with Central Steel Tube Company for six years. He is a former director and past chairman of the Committee on Pipe and Tube Imports.

Pamela G. Boone has served as Vice President - Finance and Administration, Treasurer, Secretary and Chief Financial Officer since March 2001. From January 1997 to March 2001, Ms. Boone served as Corporate Controller. From 1994 until she became Corporate Controller, she served as the Company's budget and tax accounting manager. Before joining the Company in 1994, she was employed by Ernst & Young, LLP, where she was a Senior Manager.

T. Scott Evans has served as Vice President - Commercial Operations of the Company since September 1992. Prior to joining the Company in 1988 as General Sales Manager, he was employed with Wolverine Tube Corporation. From January 1981 to June 1986, Mr. Evans was employed with Republic Steel Corporation.

Sudhakar Kanthamneni has served as Vice President - Manufacturing and Technology of the Company since August 1992. From May 1991 to August 1992, Mr. Kanthamneni served as the Company's Vice President - Manufacturing. Prior to joining the Company in 1987, he was employed with Central Steel Tube Company for ten years.

Rick Preckel has served as Vice President - Canadian Operations since March 2001. From 1994 to March 2001, Mr. Preckel was the Company's General Manager of Marketing Services. Mr. Preckel joined the Company in 1987 and served as the Company's Manager of Planning and Budgets, Controller of the Texas facility and Accounting Manager.


                                     PART II

ITEM 5

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

In connection with our acquisition of Prudential, Maverick, directly or indirectly, issued the following securities on September 22, 2000:

     o Maverick issued 15,813,088 shares of exchangeable shares to all of the Prudential shareholders in exchange for all of the issued and outstanding common shares of Prudential. No other proceeds were derived from the issuance of the exchangeable shares. The exchangeable shares were issued by Maverick Tube (Canada) Inc., a wholly-owned Canadian subsidiary of Maverick, pursuant to the exemptive provisions of Section 3(a)(10) of the Securities Act of 1933, as amended.

     o Maverick issued one share of our Series II - Special Voting Stock, a class of preferred stock, to CIBC Mellon Trust Company as trustee pursuant to the Voting and Exchange Trust Agreement. The one share of Special Voting Stock permits the exchangeable shareholders to vote, through the trustee, at meetings of our common stockholders. No proceeds were derived from the issuance of the one share of Special Voting Stock. Maverick issued the one share of Special Voting Stock pursuant to the exemptive provisions of Section 4(2) of the Securities Act of 1933, as amended.

     o The other information required by Item 5 is set forth under the caption "Market For Our Common Equity and Related Stockholder Matters" (page 41) of our 2000 Annual Report and incorporated herein by reference.


ITEM 6

SELECTED FINANCIAL DATA

The information required by Item 6 is set forth under the caption "Historical Financial Information" (page 40) of our 2000 Annual Report and incorporated herein by reference.


ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 18 through 25) of our 2000 Annual Report and incorporated herein by reference.

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's reported cash flows related to its Canadian operations is based on cash flows measured in Canadian dollars converted to the U.S. dollar equivalent based on published exchange rates for the period reported. The Company believes its current risk exposure to the exchange rate movements, based on net cash flows, to be immaterial.


ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is set forth under the caption "Consolidated Financial Statements", the notes thereto and the Report of Ernst & Young, LLP (pages 25 through 37) of our 2000 Annual Report and incorporated herein by reference.


ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.


                                    PART III

ITEM 10

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is set forth under the caption "Notice of Annual Meeting of Stockholders " (pages 3-4) of our definitive proxy statement and incorporated herein by reference. Our definitive proxy statement is being filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.


ITEM 11

EXECUTIVE COMPENSATION

The information required by Item 11 is set forth under the caption "Notice of Annual Meeting of Stockholders " (pages 5-6) of our definitive proxy statement and incorporated herein by reference. Our definitive proxy statement is being filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.


ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is set forth under the caption "Notice of Annual Meeting of Stockholders " (page 2) of our definitive proxy statement and incorporated herein by reference. Our definitive proxy statement is being filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.


ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is set forth under the caption "Notice of Annual Meeting of Stockholders " (pages 8-9) of our definitive proxy statement and incorporated herein by reference. Our definitive proxy statement is being filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.


                                     PART IV
ITEM 14

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.       1.   Financial Statements

     The consolidated financial statements of the Company, including the notes thereto, required in response to this item as set forth in response to Part II, Item 8 of this Annual Report are incorporated herein by reference to the Company's 2000 Annual Report and are filed herewith as Exhibit 13.

     Report of Independent Auditors (page 25).

     Consolidated Balance Sheets as of December 31, 2000 and September 30, 1999 (page 26).

     Consolidated Statements of Operations for the year ended December 31, 2000, the three months ended December 31, 1999 and the years ended September 30, 1999 and 1998 (page 27).

     Consolidated Statements of Stockholders' Equity for the year ended December 31, 2000, the three months ended December 31, 1999 and the years ended September 30, 1999 and 1998 (page 28).

     Consolidated Statements of Cash Flows for the year ended December 31, 2000, the three months ended December 31, 1999 and the years ended September 30, 1999 and 1998 (page 29).

     Notes to Consolidated Financial Statements as of December 31, 2000 (pages 30-37).

         2.   Financial Statement Schedule

     The following consolidated financial statement schedule of the Company is included with this Annual Report on Form 10-K:

     Schedule II Valuation and Qualifying Accounts for the year ended December 31, 2000, the three months ended December 31, 1999 and the years ended September 30, 1999 and 1998.

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


         3.   Exhibits:

     The exhibits listed on the Exhibit Index of this Annual Report are incorporated herein by reference or filed herewith as required by item 601 of Regulation S-K (each management contract or compensatory plan or arrangement listed therein is identified).


b.       1.   Reports on Form 8-K:

     The  following   items  were  filed  during  the  fourth   quarter  of  the
     Registrant's calendar year ended December 31, 2000:

     o The Company filed a Form 8-K dated October 25, 2000 which includes an Analyst Model.

     o The Company filed a Form 8-K/A dated October 25, 2000, which includes an Analyst Model (including information for the year ended 1997).

     o The Company filed a Form 8-K dated November 8, 2000 which includes an Investor Slide Presentation.

     o The Company filed a Form 8-K dated December 5, 2000 which includes the restated financial statements after the combination of Maverick Tube Corporation and Prudential Steel Ltd. The Form 8-K also disclosed the resignation of Barry Pearl and the consolidated net sales and net income of the combined company for the period October 1, 2000 through October 31, 2000.


                                                       Maverick Tube Corporation
                                                           and Subsidiaries

                                            Schedule II - Valuation and Qualifying Accounts
                                                            (In thousands)
                                                                Additions
                                                       -----------------------------
                                           Balance at    Charged to     Charged
                                            beginning     cost and      to other      Deductions    Balance at
Classification                               of year      expenses      accounts       describe     end of year
-----------------------------------------------------------------------------------------------------------------

Year ended September 30, 1998:
   Deducted from asset accounts:
     Accounts receivable allowances           $  2,137     $      3       $  --      $   116  (1)      $ 2,024
     Valuation allowance for deferred
     income taxes                             $     --     $     --       $  --      $    --           $    --

Year ended September 30, 1999:
   Deducted from asset account:
     Accounts receivable allowances           $  2,024     $  1,047       $  --      $ 1,490  (1)      $ 1,581
     Valuation allowance for deferred
     income taxes                             $     --     $     --       $  --      $ 1,717  (2)      $ 1,717

Three months ended December 31, 1999:
   Deducted from asset account:
     Accounts receivable allowances           $  1,581     $     68       $  --      $   129  (1)      $ 1,520
     Valuation allowance for deferred
     income taxes                             $  1,717     $     --       $  --      $    --           $ 1,717

Year ended December 31, 2000:
   Deducted from asset account:
     Accounts receivable allowances           $  1,520     $    979       $  --      $   358  (1)      $ 2,141
     Valuation allowance for deferred
     income taxes                             $  1,717     $     --       $  --      $   660  (2)      $ 2,377

(1)  Uncollectible accounts written off, net of recoveries.

(2) Resulted from an additional net operating loss carryforward generated, which was not valued for financial statement purposes.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Maverick Tube Corporation
                                  (registrant)


March 23, 2001                        /s/ Gregg M. Eisenberg
                                      ------------------------------------------
                                      Gregg M. Eisenberg, Chairman, President
                                        and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 23, 2001                        /s/ Gregg M. Eisenberg
                                      ------------------------------------------
                                      Gregg M. Eisenberg, Chairman, President
                                        and Chief Executive Officer and Director
                                        (Principal Executive Officer)


March 23, 2001                        /s/ Pamela G. Boone
                                      ------------------------------------------
                                      Pamela G. Boone, Vice President - Finance
                                        and Administration
                                        (Principal Financial and Accounting
                                         Officer)


March 23, 2001                        /s/ William E. Macaulay
                                      ------------------------------------------
                                      William E. Macaulay, Director


March 23, 2001                        /s/ C. Robert Bunch
                                      ------------------------------------------
                                      C. Robert Bunch, Director


March 23, 2001                        /s/ C. Adams Moore
                                      ------------------------------------------
                                      C. Adams Moore, Director


March 23, 2001
                                      ------------------------------------------
                                      David H. Kennedy, Director


March 23, 2001                        /s/ Wayne P. Mang
                                      ------------------------------------------
                                      Wayne P. Mang, Director


March 23, 2001                        /s/ J. Donald Wilson
                                      ------------------------------------------
                                      J. Donald Wilson, Director


March 23, 2001                        /s/ Norman W. Robertson
                                      ------------------------------------------
                                      Norman W. Robertson, Director


March 23, 2001                        /s/ Rhys T. Eyton
                                      ------------------------------------------
                                      Rhys T. Eyton, Director


March 23, 2001
                                      ------------------------------------------
                                      Dennis G. Flanagan, Director


March 23, 2001                        /s/ Donald A. Pether
                                      ------------------------------------------
                                      Donald A. Pether, Director

                                   EXHIBIT INDEX


EXHIBIT
NUMBER                                DESCRIPTION

2.1  Combination  Agreement by and between the Registrant  and Prudential  Steel
     Ltd. dated effective as of June 11, 2000, incorporated herein by reference to Annex B to our definitive proxy statement filed on August 11, 2000, (File No. 001-10651) ("2000 Proxy Statement").

2.2  Form of Plan of Arrangement  involving and affecting  Prudential Steel Ltd.
     and the holders of its common shares and options, incorporated herein by reference to Annex D to our 2000 Proxy Statement.

3.1 Amended and Restated Certificate of Incorporation of the registrant, as amended, incorporated herein by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September
    30, 2000.

3.2 Amended and Restated Bylaws of the Registrant, as amended, incorporated herein by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 ( the "1998 Form
     10-K").

4.1  Form of Amended and  Restated  Shareholder  Rights  Agreement,  dated as of
     September 22, 2000 between the Registrant and Harris Trust and Savings Bank
     (which  includes as Exhibit A thereto the Form of  Preferred  Stock  Rights
     Certificate) incorporated herein by reference to Exhibit (5) of the Registrant's Form 8-A/A filed on September 26, 2000.

4.2 Form of Stock Certificate for Common Stock, incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form
     S-1,( File No. 33-37363).

4.3 Form of Stock Certificate for Series II or Special Voting Preferred Stock, filed herewith.

4.4 Form of Share Capital and other Provisions to be Included in the Articles of Incorporation of Maverick Tube (Canada) Inc., incorporated herein by reference to Annex E to our 2000 Proxy Statement.

4.5  Form of Support  Agreement by and between the  Registrant and Maverick Tube
     (Canada),  Inc.,  incorporated  herein by  reference to Annex F to our 2000
     Proxy Statement.

4.6  Form of Voting and Exchange Trust  Agreement by and between the Registrant,
     Maverick Tube (Canada), Inc. and CIBC Mellon Trust Company, incorporated herein by reference to Annex G to our 2000 Proxy Statement.

10.1 Lease and Agreement dated July 24, 1992, by and between the Registrant and the Arkansas Development Finance Authority (the "Authority"), incorporated herein by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.

10.2*Maverick Tube Corporation Amended and Restated 1990 Stock Option Plan, incorporated herein by reference to Exhibit 10.21 to the Registrant's
     Annual Report on Form 10-K for the fiscal year ended September 30, 1991.

10.3*Maverick  Tube  Corporation   Savings  for  Retirement  Plan  effective  on
     February 15, 1988, as amended,  incorporated herein by reference to Exhibit
     10.11 to the  Registrant's  Annual  Report on Form 10-K for the fiscal year ended September 30, 1993.

10.4 Lease Agreement dated as of March 1, 1994, between the Authority, as lessor, and the Registrant as lessee, related to the Registrant's Arkansas
     Structural Facility, incorporated herein by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-2,(File number 33-80096.)

10.5 First   Supplemental   Trust  Indenture  to  Lease  Agreement  between  the
     Authority,  as  lessor  and  the  Registrant,  as  lessee  relating  to the
     Registrant's Arkansas Structural Facility, dated July 1, 1994, incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on
     Form 10-Q for the period ended June 30, 1994.

10.6*The Maverick Tube Corporation 1994 Stock Option Plan, incorporated herein by reference to Exhibit 10.17 of the Registrants Annual Report on Form 10-K for the fiscal year ended September 30. 1994 (the "1994 Form 10-K").

10.7*The Maverick Tube Corporation Director Stock Option Plan, incorporated herein by reference to Exhibit 10.18 of the 1994 Form 10-K.

10.8*Form of Deferred Compensation  Agreement between the Registrant and Messrs.
     Gregg M. Eisenberg,  T. Scott Evans and Sudhakar  Kanthamneni dated October
     1, 1995, incorporated herein by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September
     30, 1996 (the "1996 Form 10-K").

10.9*Form of Severance Agreement dated December 10, 1998, by and among the Registrant and Gregg M. Eisenberg, Sudhakar Kanthamneni and T. Scott Evans, incorporated herein by reference to Exhibit 10.16 of the 1998 Form 10-K.

10.10Amendment #1 to the Maverick Tube Corporation Director Stock Option Plan, incorporated herein by reference to Exhibit 10.24 of the 1996 Form 10-K.

10.11*Amendment #1 to the Maverick Tube Corporation 1994 Stock Option Plan, incorporated herein by reference to Exhibit 10.21 of the Registrant's
     Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

10.12* Employment Agreement of Barry R. Pearl, incorporated herein by reference to Exhibit 10 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1998.

10.13Agreement  of  Limited   Partnership   between  the  Registrant,   Maverick
     Investment  Corporation  and  Maverick  Tube L.P.,  incorporated  herein by reference to Exhibit 10.13 of the 1998 Form 10-K.

10.14* The Registrant's  Amended and Restated Prudential Steel Ltd. Stock Option
     Plan  incorporated  herein by reference to Exhibit 99.1 of the Registrant's
     Form S-8 filed on September 27, 2000 (File No. 335-46740).

10.15* Amended and Restated  Prudential  Steel Ltd. Pension Plan for Salaried
     Employees restated effective January 1, 1992 and including amendments to January 1, 1998, filed herewith (in Canadian Dollars).

10.16Amended and Restated  Secured  Credit  Agreement  among the  Registrant and
     Harris Trust and Savings Bank as Agent dated as of December 28, 2000, filed herewith.

10.17Credit Facility between Prudential Steel Ltd. and Royal Bank of Canada dated as of December 27, 2000, filed herewith (in Canadian Dollars).

10.18Lease and Agreement dated January 10, 2001, by and between the Registrant and Commercial Resins Company, Inc., filed herewith.

10.19* Prudential Steel Ltd. Supplemental Employees' Retirement Plan dated as of
     January 1, 1994, filed herewith.

10.20*  Change  of  Control  Agreement  dated  April  28,  1998  by and  between
     Prudential  Steel  Ltd.  and J. D.  Wilson,  filed  herewith  (in  Canadian
     Dollars).

10.21Collective  Bargaining  Agreement  between  Prudential  Steel Ltd.  and the
     United Steelworkers of America, Local 7226, effective as of January 1, 1998 through December 31, 2000, filed herewith (in Canadian Dollars).

13 Portions of Registrant's 2000 Annual Report to Stockholders which are incorporated by reference herein, filed herewith.

21   Subsidiaries of the Registrant, filed herewith.

23.1 Consent of Ernst & Young LLP, independent auditors, filed herewith.

99.1 Risk Factors, filed herewith.



*        Management contract or compensatory plan or arrangement.