Form 10-Q
period 2001-03-31
MAVERICK TUBE CORPORATION
filed 2001-05-08
CIK 869087

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period ended March 31, 2001 OR

     [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From ____________TO _____________

COMMISSION FILE NUMBER  0-30146
                        -------

                            MAVERICK TUBE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                              43-1455766
------------------------------------                  --------------------------
(State or other jurisdiction of                            (I.RS. Employer
 incorporation or organization)                             Identification No.)


         16401 Swingley Ridge Road
         Suite 700
         Chesterfield, Missouri                                  63017
--------------------------------------------          --------------------------
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

Common Stock, $.01 Par Value - 33,819,800 shares as of April 30, 2001

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                       Page No.
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)                                3

           Condensed Consolidated Balance Sheets - March 31, 2001
           and December 31, 2000                                           3

           Condensed Consolidated Statements of Operations - Three
           months ended  March 31, 2001 and 2000                           4

           Condensed Consolidated Statements of Cash Flows - Three
           months ended March 31, 2001 and 2000                            5

           Notes to Condensed Consolidated Financial Statements            6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       9

Item 3.    Quantitative and Qualitative Disclosures About Market
           Risk                                                           14

PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders            15

Item 6.    Exhibits and Reports on Form 8-K                               16

SIGNATURES                                                                17

EXHIBIT INDEX                                                             18

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                    March 31,      December 31,
                                                      2001             2000
                                                  (Unaudited)
                                                 -------------------------------
ASSETS
Current assets:

  Cash and cash equivalents                       $       851     $     2,193

  Accounts receivable, less allowances of
    $2,274 and $2,141 on March 31, 2001
    and December 31, 2000, respectively                75,421          74,979
  Inventories                                         125,872         137,718
  Deferred income taxes                                 6,223           2,764
  Income taxes refundable                                   4              45
  Prepaid expenses and other current assets             2,928           2,978
                                                 --------------  ---------------
Total current assets                                  211,299         220,677

Property, plant and equipment, less
  accumulated deprecation of $88,485 and
  $81,594 on March 31, 2001 and December
  31, 2000, respectively                              159,922         167,263
Other assets                                              595           1,089
                                                 --------------  ---------------
                                                  $   371,816     $   389,029
                                                 ==============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $    44,428     $    48,885
  Accrued expenses and other liabilities               20,443          20,025
  Deferred revenue                                      9,294           8,954
  Income taxes payable                                  2,428           2,353
  Revolving credit facility                             4,721          20,766
  Current maturities of long-term                         881             866
                                                 --------------  ---------------
Total current liabilities                              82,195         101,849

Long-term debt, less current maturities                 6,668           6,929
Revolving credit facility                              66,000          62,038
Deferred income taxes                                   4,788           4,957
Commitments and contingencies                               -               -

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value;
  5,000,000 authorized shares; 1 share
  issued and outstanding at March 31,
  2001 and December 31, 2000                                -               -
Common stock, $.01 par value; 80,000,000
  authorized shares; 33,732,118 and
  33,712,312 shares issued and outstanding
  at March 31, 2001 and December 31, 2000                 337             337
Additional paid-in capital                            111,805         111,542
Retained earnings                                     111,617         107,790
Accumulated other comprehensive loss:
  Foreign currency translation                        (11,594)         (6,413)
                                                 --------------  ---------------
                                                      212,165         213,256
                                                 --------------  ---------------
                                                  $   371,816     $   389,029
                                                 ==============  ===============


See accompanying notes to condensed consolidated financial statements.

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except share data and per share data)
                                   (Unaudited)

                                                        Three Months Ended
                                                              March 31,
                                                       2001             2000
                                                 -------------------------------

Net sales                                         $   153,475     $   132,050
Cost of goods sold                                    122,394         115,567
                                                 --------------  ---------------
Gross profit                                           31,081          16,483

Selling, general and administrative                     6,454           5,678
Start-up costs                                          1,064               -
                                                 --------------  ---------------
Income from operations                                 23,563          10,805

Interest expense                                          657             549
                                                 --------------  ---------------
Income from continuing operations
  before income taxes                                  22,906          10,256

Provision for income taxes                              7,882           4,099
                                                 --------------  ---------------
Income from continuing operations                      15,024           6,157

Loss from operations of discontinued
  DOM facility, less applicable income
  tax benefit of $567 and $338 at
  March 31, 2001 and 2000, respectively                   957             604

Loss on disposal of DOM facility,
  including provision of $1,447 for
  operating losses during phase-out
  period, less applicable income tax
  benefit of $5,760                                    10,240               -
                                                 --------------  ---------------
Net income                                       $      3,827     $     5,553
                                                 ==============  ===============

Average Shares                                     33,724,184      33,534,424
                                                 ==============  ===============

Basic Earnings Per Share from Continuing
  Operations                                      $      0.45     $      0.18
                                                 ==============  ===============

Basic Earnings Per Share                          $      0.11     $      0.17
                                                 ==============  ===============

Diluted Earnings Per Share from Continuing
  Operations                                      $      0.43     $      0.18
                                                 ==============  ===============

Diluted Earnings Per Share                        $      0.11     $      0.16
                                                 ==============  ===============


See accompanying notes to condensed consolidated financial statements.

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                       Three Months Ended
                                                            March 31,
                                                      2001            2000
                                                 -------------------------------

OPERATING ACTIVITIES
Income from continuing operations                 $    15,024     $     6,157
Adjustments to reconcile net income
  from continuing operations to net
  cash provided by operating activities
    Depreciation and amortization                       3,426           3,047
    Deferred income taxes                               2,174            (225)
    Provision for losses on accounts
     receivable                                           205             615
   (Gain) loss on sale of equipment                        14               -
    Changes in operating assets and liabilities:
      Accounts receivable                              (1,941)         (5,512)
      Inventories                                       4,770         (32,804)
      Prepaid expenses and other assets                   248            (117)
      Other assets                                       (124)          2,236
      Accounts payable                                 (6,102)         19,222
      Accrued expenses and other liabilities            1,324           7,179
      Deferred revenue                                    170           4,599
                                                 --------------  ---------------
Cash provided by operating activities                  19,188           4,397

INVESTING ACTIVITIES
Expenditures for property, plant and equipment         (8,273)        (13,950)
                                                 --------------  ---------------
Cash used by investing activities                      (8,273)        (13,950)

FINANCING ACTIVITIES
Proceeds from long-term borrowings and notes          102,563          54,133
Principal payments on long-term borrowings
 and notes                                           (114,359)        (39,873)
                                                 --------------  ---------------
                                                      (11,796)         14,260
Dividends                                                   -          (1,040)
Proceeds from exercise of stock options                   262             438
                                                 --------------  ---------------
Cash provided (used) by financing activities          (11,534)         13,658

DISCONTINUED OPERATIONS
Loss on discontinued operations                       (11,197)           (604)
Adjustments to reconcile loss from
  discontinued operations to net cash
  provided by (used for) discontinued
  operations:
    Depreciation                                          364             263
    Loss on disposal                                   10,240               -
    Changes in operating assets and other
      liabilities of discontinued operations              130            (817)
    Capital expenditures                                 (260)           (417)
                                                 --------------  ---------------
Net cash used by discontinued operations                 (723)         (1,575)

Increase (decrease) in cash and cash equivalents       (1,342)          2,530

Cash and cash equivalents at beginning of period        2,193           1,076
                                                 --------------  ---------------
Cash and cash equivalents at end of period        $       851     $     3,606
                                                 ==============  ===============

Supplemental disclosures of cash flow information:
  Cash paid (received) during the period for:
    Interest (net of amounts capitalized)         $       713     $       326
    Income taxes                                  $     2,623     $    (2,542)


See accompanying notes to condensed consolidated financial statements.

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Maverick Tube Corporation and its direct and indirect wholly owned subsidiaries (collectively referred to as "the Company," whereas "Maverick" is the Company exclusive of its subsidiary Prudential Steel Ltd.). All significant intercompany accounts and transactions have been eliminated. All operational and financial information contained herein includes the business activities of Prudential Steel Ltd. ("Prudential") for all periods presented.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report in the 2000 Form 10-K.

     The assets, liabilities and operations of Prudential are measured using the Canadian dollar as the functional currency but are presented in this report in U.S. dollars unless otherwise indicated. Foreign currency translation adjustments are reported as accumulated other comprehensive loss in the stockholders' equity section of the balance sheet. Foreign currency translation adjustments were ($5.1) million and ($609,000) for the three months ended March 31, 2001 and 2000, respectively resulting in comprehensive income (loss) of ($1.4) million and $4.9 million, respectively.

(2)  BUSINESS COMBINATION

     On June 11, 2000, Maverick and Prudential entered into a definitive Combination Agreement providing for the combination of Prudential with Maverick. The transaction was completed on September 22, 2000.

     Under the terms of the transaction,  the Prudential  stockholders  received
     0.52 of an exchangeable share, issued by Maverick Tube (Canada) Inc., a wholly owned Canadian subsidiary of the Company, for each Prudential common share. Consequently, Prudential stockholders received a total of 15,813,088 exchangeable shares. The exchangeable shares are Canadian securities that began trading on The Toronto Stock Exchange on September 27, 2000 under the symbol MAV. These shares have the same voting rights, dividend entitlements and other attributes as shares of the Company's common stock and are exchangeable, at each stockholder's option, for the Company's common stock on a one-for-one basis. The transaction was accounted for as a pooling of interests.

(3)  INVENTORIES

     The components of inventories consisted of the following (in thousands):

                                                    March 31,       December 31,
                                                      2001              2000
                                                 -------------------------------

     Finished goods                               $    73,473     $    77,490
     Work-in-process                                    3,634           4,197
     Raw materials                                     27,303          32,276
     In-transit materials                              12,034          14,936
     Storeroom parts                                    9,428           8,819
                                                 --------------  ---------------
                                                  $   125,872     $   137,718
                                                 ==============  ===============

     Inventories are principally valued at the lower of average cost or market.

(4)  PURCHASE OF EQUIPMENT AND SALE OF STOCK

     On September 3, 1999, the Company entered into an Asset Purchase Agreement to purchase mill equipment for $11.75 million. This equipment is being used by the Company to complete the construction and equipping of a new large diameter pipe and tubing facility adjacent to its existing facilities in Hickman, Arkansas. The Company estimates that the total cost for this project will be $51.0 million. As of March 31, 2001, the Company has expended $50.9 million and has an additional $100,000 committed to the new facility.

     The Company funded this project principally through the issuance of 2.3 million shares of its common stock. The sale of the original 2.0 million shares offered to the public closed on October 6, 1999. The sale of the underwriters' overallotment of 300,000 shares closed on October 21, 1999. Total proceeds to the Company from the sale, net of the underwriting discount and other expenses, were $34.9 million. The remaining portion of the funds necessary to finance the facility has come from the Company's long-term revolving credit facility.

(5)  START-UP COSTS

     The Company began construction on a new production facility in Hickman, Arkansas during October 1999. Start-up costs expensed for the three months ended March 31, 2001 were $1,064,000. These costs are comprised primarily of manufacturing costs incurred prior to the fully integrated operation of the facility.

(6)  INCOME PER SHARE

     Diluted income per share for the three months ended March 31, 2001 and 2000 was computed based upon the net income of the Company and the weighted average number of shares of common stock including the exchangeable shares on an as-if exchanged basis and the net effect of stock options. Total shares utilized in this calculation were 34,574,692 and 34,486,696 for the three months ended March 31, 2001 and 2000, respectively.

(7)  DISCONTINUED OPERATIONS

     During the first quarter of 2001, the Company enacted a plan to dispose of the Cold Drawn Tubular Business (DOM). The Company expects to sell certain DOM assets during the latter part of 2001. Accordingly, the operating results of the DOM facility, including provisions for estimated losses on the sale of assets of $9.3 million (net of $5.2 million of taxes), have been segregated from continuing operations and reported separately in the consolidated income statement. The estimated operating losses from April 1, 2001 to the anticipated disposal date are $927,000 (net of $520,000 of taxes).

     Summarized financial information for the discontinued operations are as follows (in thousands, except tons shipped):

                                                        Three Months Ended
                                                             March 31,
                                                       2001             2000
                                                 -------------------------------

     Tons shipped                                       3,074           3,617
     Net sales                                    $     2,965     $     3,911
     Loss from discontinued operations
        before income taxes                       $     1,524     $       942
     Loss from discontinued operations,
        net of tax benefit                        $       957     $       604

     Included in loss before income tax is an allocation of interest expense based on the level of identifiable assets of the DOM segment to the total identifiable assets. These allocated costs were $43,000 in the first quarter of 2001 and $35,000 in the first quarter of 2000.

     The assets of the DOM business to be sold consist of inventories and equipment amounting to approximately $7.6 million after deducting an allowance for the estimated loss on disposal, and the related liabilities were $3.5 million including estimated operating losses to the disposal date.

(8)  SEGMENT INFORMATION

     The following table sets forth data for the three months ended March 31, 2001 and 2000 for the continuing reportable industry segments of Maverick Tube L.P. and Prudential. Maverick Tube L.P. ("Maverick"), a wholly owned subsidiary of the Company, is responsible for the Company's operations in Hickman, Arkansas and Conroe, Texas. Prudential, a wholly owned subsidiary of the Company, is responsible for the Company's operations in Calgary, Alberta and Longview, Washington. Inter-segment sales are not material. Identifiable assets are those used in the Company's operations in each segment.

                                    Maverick   Prudential   Corporate    Total
--------------------------------------------------------------------------------

Three Months Ended March 31, 2001
--------------------------------------------------------------------------------

Net sales                          $  85,254   $  68,221  $      -     $ 153,475
Operating income from continuing
    operations                         8,408(3)   15,155         -        23,563
Identifiable assets                  171,725     135,499    64,592(1)    371,816
Depreciation and amortization          1,863       1,258       305         3,426
Capital expenditures                   1,873         243     6,157(2)      8,273


Three Months Ended March 31, 2000
--------------------------------------------------------------------------------

Net sales                          $  66,990   $  65,060  $      -     $ 132,050
Operating income from continuing
    operations                         1,616       9,189         -        10,805
Identifiable assets                  137,797     143,085    85,978(1)    366,860
Depreciation and amortization          1,540       1,158       349         3,047
Capital expenditures                   1,533       1,362    11,055(2)     13,950

     (1) Included in Corporate identifiable assets at March 31, 2001 and 2000 is $46.6 million and $24.9 million, respectively, of construction in progress for the Company's new large diameter pipe and tubing facility.

     (2) Included in Corporate capital expenditures for the three months ended March 31, 2001 and 2000 is $3.7 million and $10.5 million, respectively, for the new large diameter pipe and tubing facility. Included in Corporate capital expenditures for the three months ended March 31, 2001 is $1.4 million for the new coating facility.

     (3) The Company began construction on a new production facility in Hickman, Arkansas during 1999. Start-up costs for the three months ended March 31, 2001 were $1,064,000. These costs are comprised primarily of manufacturing costs incurred prior to the fully integrated operation of the facility.

(9)  DEBT

     In conjunction with the Prudential transaction, the Company included the operating revolving credit facilities of Prudential in its balance sheet as current maturities of debt. The two credit facilities consist of a $25.3 million (C$40.0 million Canadian) unsecured demand operating credit facility through a Canadian chartered bank and a $5.0 million credit facility through a U.S. financial institution for use in funding the working capital requirements of the Longview, Washington operation. The $5.0 million facility is secured by letters of credit drawn on the Canadian bank and any borrowings on the U.S. line reduce the amount available on the Canadian line.

(10) CAPITAL STOCK

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

     As long as any exchangeable shares of Maverick Tube (Canada) Inc. are outstanding, the Special Voting Stock may not be redeemed, the number of shares comprising the Special Voting Stock shall not be increased or decreased and no other term of the Special Voting Stock shall be amended, except upon the unanimous approval of all common stockholders of the Company. If the Special Voting is purchased or otherwise acquired by the Company, it shall be deemed retired, cancelled, and therefore will become an authorized but unissued and undesignated preferred share of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

As used herein, Maverick Tube Corporation and its direct and indirect wholly owned subsidiaries are collectively referred to as "the Company," whereas "Maverick" is the Company exclusive of its subsidiary, Prudential Steel Ltd. ("Prudential"). Also, unless the context otherwise requires, the terms "we," "us" or "our" refers to the Company.

Certain statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding matters (including statements as to the beliefs or expectations of the Company) that are not historical facts are forward-looking statements. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For example, uncertainty continues to exist as to future levels and the volatility of oil and gas price expectations and their effect on drilling levels and demand for our energy related products, the future impact of industry-wide draw downs of inventories and future import levels. Uncertainty also exists as to the trend and direction of both product pricing and purchased steel costs. Reference is made to the "Risk Factors" discussed in Exhibit 99.1 of the Company's Form 10-K for its year ended December 31, 2000.

All amounts are expressed in U.S. dollars unless otherwise indicated.

COMBINATION WITH PRUDENTIAL

On June 11, 2000, the Company entered into a definitive Combination Agreement providing for the combination of Prudential, a corporation existing under the laws of the Province of Alberta, Canada, with the Company. The transaction was completed on September 22, 2000.

Under the terms of the combination, Prudential shareholders received 0.52 of an exchangeable share, issued by Maverick Tube (Canada) Inc., a wholly owned Canadian subsidiary of the Company, for each Prudential common share. Consequently, Prudential stockholders received a total of 15,813,088 exchangeable shares. The exchangeable shares are Canadian securities that began trading on The Toronto Stock Exchange on September 27, 2000 under the symbol MAV. These shares have the same voting rights, dividend entitlements and other attributes as shares of the Company's common stock and are exchangeable, at each exchangeable stockholder's option, for the Company's common stock on a one-for-one basis. The transaction was accounted for as a pooling of interests.

OVERVIEW

Our products include electrical resistance welded ("ERW") Oil Country Tubular Goods ("OCTG") and line pipe, which are sold primarily to distributors who supply end users in the energy industry, and structural tubing and standard pipe, which are sold primarily to service centers who supply end users in construction, transportation, agriculture and other industrial enterprises.

OCTG Demand and Consumption

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

The following table illustrates certain factors related to industry-wide drilling activity, energy prices, oil country tubular goods consumption, shipment, imports and inventories for the periods presented:

                                                       Three Months Ended
                                                             March 31,
                                                       2001             2000
                                                 -------------------------------
U.S. Market Activity
Average rig count                                       1,139             770
                                                 ==============  ===============
Average energy prices
    Oil per barrel (West Texas Intermediate)      $     29.06     $     28.88
                                                 ==============  ===============
    Natural gas per MCF (Average U.S.)            $      6.65     $      2.53
                                                 ==============  ===============

U.S. oil country tubular goods consumption
          (in thousands of tons)
    U.S. producer shipments                               539             432
    Imports                                               193             133
    Inventory (increase)/decrease                           -            (101)
    Used pipe                                              55              21
                                                 --------------  ---------------
      Total U.S. consumption                              787             485
                                                 ==============  ===============

Canadian Market Activity
Average rig count                                         515             480
                                                 ==============  ===============
Average energy prices
    Natural gas per MCF (Alberta spot price)      $      5.63     $      2.17
                                                 ==============  ===============

Canadian oil country tubular goods consumption
        (in thousands of tons)
    Canadian producer shipments                           140             128
    Imports                                                62              69
    Inventory (increase)/decrease                          13             (14)
                                                 --------------  ---------------
      Total Canadian consumption                          215             183
                                                 ==============  ===============

The U.S. rig count in the table is based on weekly rig count reporting from Baker Hughes, Inc. Energy prices in the table are monthly average period prices as reported by Spears and Associates for West Texas Intermediate grade crude oil and the average U.S. monthly natural gas cash price as reported by Natural Gas Week. Imports are as reported by Duane Murphy and Associates in "The OCTG Situation Report." Inventory (increase)/decrease are our estimates based upon independent research by Duane Murphy and Associates. Used pipe quantities are calculated by multiplying 8.3 recoverable tubing and casing tons by the number of abandoned oil and gas wells. U.S. consumption of OCTG is our estimate based on estimated per rig consumption of OCTG multiplied by the Baker Hughes rig count. U.S. producer shipments are our estimate calculated based on the components listed above.

The Canadian rig count in the table is based on weekly rig count reporting from Baker Hughes, Inc. Energy prices in the table are the average Alberta natural gas spot price. Imports are as reported by Statistics Canada. Inventory (increase)/decrease are our estimates based upon data reported by Statistics Canada. Canadian producer shipments are reported by Statistics Canada Steel Pipe and Tube Report.

According to published industry reports, average U.S. drilling increased by 47.9% for the quarter ended March 31, 2001, compared to the same quarter of the previous year. Natural gas drilling increased by 46.2%, while oil related drilling increased by 55.1%. The higher drilling levels for both oil and natural gas were primarily attributable to significant increases in oil and natural gas prices, up by 0.1% and 162.8%, respectively. Drilling levels increased throughout the quarter, as the rig count at the end of the quarter was approximately 2% higher than the average rig count during the quarter.

According to published industry reports, average Canadian drilling increased by 7.3% for the quarter ended March 31, 2001, compared to the same quarter of the previous year. The higher drilling levels were primarily attributable to significant increases in commodity prices, with oil unchanged and natural gas up 159.4%.

Imports into the U.S. increased 42.1%, with import market share declining from 27.4% during the first quarter of 2000 to 24.5% during the first quarter of 2001 due to the increase in drilling activity throughout the world. During the first quarter of 2001, U.S. producer shipments of OCTG increased 24.8% as compared to the comparable prior year period. During the first quarter of 2000, U.S. producer shipments were favorably impacted by industry inventory increases that created an additional 20.8% of demand. During the first quarter of 2001, U.S. producer shipments were not affected by industry changes in inventory levels as our estimates indicate that inventory levels remained unchanged. Management believes that at March 31, 2001, industry inventories were below normal levels in relation to demand, as inventory months of supply decreased 6.1%, from 4.9 months at March 31, 2000 to 4.6 months at March 31, 2001.

As a result of the increased drilling activity, we estimate that total U.S. consumption increased by 62.3% in the first quarter of 2001, compared to the prior year quarter. During that same period, our domestic shipments of OCTG increased 19.2% and our export sales, primarily to Canada, increased by 49.9%. We estimate that our domestic OCTG market share decreased from 15.3% during the quarter ended March 31, 2000 to 13.3% during the quarter ended March 31, 2001. The 13.3% market share captured by us during the quarter ended March 31, 2001 was more in line with our historical experience.

Imports into Canada decreased 10.1%, with import market share declining from 37.7% during the first quarter of 2000 to 28.8% during the first quarter of 2001. During the first quarter of 2001, Canadian producer shipments of OCTG increased by 9.4%. Overall, Canadian shipments in the first quarter 2001 were positively impacted by cold weather which led to stronger drilling activity than the first quarter 2000.

As a result of the increased drilling activity, we estimate that total Canadian consumption increased by 17.5% in the first quarter of 2001, compared to the prior year quarter. During that same period, our Canadian shipments of OCTG increased 8.0%. We estimate that our Canadian OCTG market share decreased from 42.6% during the quarter ended March 31, 2000 to 39.7% during the quarter ended March 31, 2001.

Published information suggests that U.S. demand for line pipe increased during the first quarter of 2001 by an estimated 20.4% and domestic shipments increased by 44.2% as the import market share fell from 42.2% to 30.8%. Canadian demand for line pipe decreased during the first quarter by an estimated 23.0% and domestic shipments fell by 24.0% due to less project work than in the first quarter 2000. Import volumes dropped by 22.0% and import market share remained unchanged at 35.0%.

Industrial Demand and Consumption

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

We estimate that the U.S. demand for structural tube products (commonly referred to as hollow structural sections or HSS) of the type we produce increased 5.0% during the first quarter of 2001 over the prior year period. Total U.S. producer shipments remained relatively stable as import market share decreased from 24.8% to 22.2%. According to published reports, the U.S. standard pipe market demand increased 2.5%. However, total domestic producer shipments decreased 4.7% as the import market share increased from 39.0% to 43.3%.

Pricing and Costs

Pricing of our products was mixed over our product lines during the first quarter of 2001. Pricing of U.S. energy products was up 13.2% compared to the prior year quarter. Pricing of U.S. industrial products was down 5.8% compared to the prior year quarter. Pricing of Canadian energy and industrial products was down 0.1% and 6.8%, respectively compared to the prior year quarter.

U.S. steel costs included in cost of goods sold decreased during the first quarter of 2001 by 9.8%, compared to the quarter ended March 31, 2000. The current replacement cost of steel is approximately 5.5% lower than the cost recorded in cost of goods sold during the quarter due to prior price decreases implemented by our major supplier of steel. These price decreases reflect reduced demand, imports and inventory adjustments in the steel industry. Recently our major supplier of steel implemented a price increase of approximately $20 per ton.

The same factors that have influenced steel costs and costs of goods sold in our U.S. operations have also affected the steel costs and cost of goods sold in our Canadian operations. Canadian cost of goods sold are lower in the current quarter as compared to the comparable prior year period and will continue to decrease through 2001 as reduced replacements costs are realized.

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

RESULTS OF OPERATIONS

OVERALL COMPANY

Net sales of $153.5 million increased $21.4 million, or 16.2%, during the first quarter of 2001, compared to the prior year quarter. These results were primarily attributable to an increase of 10.1% in total product shipments, from 221,808 tons in the first quarter of 2000 to 244,198 tons in the first quarter of 2001. Overall average net selling prices increased from the comparable quarter of the prior year by 5.5%, from an average of $595 per ton to $628 per ton.

Cost of goods sold of $122.4 million increased $6.8 million, or 5.9%, during the first quarter of 2001 over the comparable prior year period. Overall unit cost per ton of products sold decreased from the comparable quarter of the prior year by 3.8%, from an average of $521 per ton to $501 per ton. This decrease was primarily due to the decrease in steel costs. See "Overview."

The Company earned a gross profit of $31.1 million during the first quarter of 2001, compared to a gross profit of $16.5 million in the prior year period. Gross profit per ton was $127 per ton as compared to $74 per ton in the comparable prior year period. Gross profit per ton was impacted by the strengthening selling prices and by lower steel costs. Gross profit, as a percentage of net sales, was 20.3% for the three month period ended March 31, 2001, compared to a gross profit, as a percentage of net sales, of 12.5% for the prior year period.

Selling, general and administrative expenses increased by $776,000, or 13.7%, in the first quarter of 2001 compared to the prior year period. Selling, general and administrative expenses were primarily impacted by additional depreciation on our new enterprise resource planning system and general wage increases effective at the beginning of the year. Selling, general and administrative expenses as a percentage of net sales in the first quarter of 2001 was 4.2% compared to 4.3% for the comparable prior year period.

During October 1999, we acquired the equipment for and began the construction of a new large diameter pipe and tubing facility adjacent to our existing facilities in Hickman, Arkansas. We incurred net manufacturing costs of $1,064,000 during the first quarter of 2001 related to the commencement of operations at this facility. These costs were primarily salary and related costs for the production personnel prior to the fully integrated operations of the facility. These start-up costs were included in Maverick Tube L.P. segment operating income for the three-month period ended March 31, 2001.

Interest expense increased by $108,000, or 19.7%, in the first quarter of 2001 over the prior year period. This was due to higher average borrowings during the first quarter offset by the capitalization of interest for our large mill facility in Hickman, Arkansas. Our debt to capitalization ratio decreased from 29.8% at December 31, 2000 to 26.9% at March 31, 2001, primarily due to payments on the short-term revolving credit facility during the three months ended March 31, 2001.

The provision for income taxes was $7.9 million for the first quarter of 2001, compared to the prior year's provision of $4.1 million. During the three months ended March 31, 2000, we incurred a loss of $650,000 at our Longview, Washington facility that has not yet been recognized for tax purposes and thus, no benefit has been recognized in our financial statements.

As a result of the increase in shipments and the other factors discussed above, we generated net income from continuing operations of $15.0 million in the first quarter of 2001, an increase in net income from continuing operations of $8.9 million from the comparable prior year period.

The loss associated with the operations of the Company's discontinued DOM facility was $957,000 (net of $567,000 of taxes) for the first quarter of 2001, compared to the prior year's loss of $604,000 (net of $338,000). Loss on the disposal of the DOM facility was $10.2 million (net of $5.7 million) for the first quarter of 2001.

As a result of the Company's decision to discontinue its DOM business, we generated net income of $3.8 million in the first quarter of 2001, a decrease in net income of $1.7 million from the comparable prior year period.

MAVERICK TUBE L.P.  SEGMENT

Maverick Tube L.P. ("Maverick"), a wholly owned subsidiary of the Company, is responsible for our operations in Hickman, Arkansas and Conroe, Texas. Prudential, is responsible for our operations in Calgary, Alberta and Longview, Washington.

Maverick's sales of $85.3 million increased $18.3 million, or 27.3%, for the first quarter of 2001, compared to the prior year period. Maverick's shipments increased 17,209 tons, or 14.3%, from 120,147 tons to 137,356 tons. Energy sales increased 21,009 tons due to the rig count increasing from 770 active rigs to 1,139 active rigs. Industrial products sales decreased 2,601 tons. Overall average net selling prices for Maverick increased from the comparable quarter of the prior year by 11.3%, from an average of $558 per ton to $621 per ton. This increase results from selling a larger mix of energy products. Energy selling prices increased 14.5% from $612 per ton to $701 per ton. Industrial selling prices decreased 5.8%, from an average of $449 per ton to $423 per ton. The increases in energy products are primarily due to improved market conditions. See "Overview."

Maverick's cost of goods sold of $70.6 million increased $8.8 million, or 14.4%, for the first quarter of 2001, compared with the prior year period. The increase was primarily due to increased product shipments partially offset by lower steel costs. See "Overview." The gross profit for Maverick of $14.7 million for the quarter ended March 31, 2001 compares to a gross profit of $5.3 million for the prior year period. See "Overview." The gross profit per ton was $107 per ton as compared to $44 per ton in the comparable prior year period. Gross profit per ton was impacted by strengthening selling prices, better fixed cost absorption and by decreased steel prices. Maverick's gross profit margin percentage was 17.2% for the quarter ended March 31, 2001, compared to a gross profit margin percentage of 7.8% for the prior year period.

PRUDENTIAL SEGMENT

Prudential's sales of $68.2 million increased $3.1 million, or 4.9%, for the first quarter of 2001, compared with the prior year period. Prudential's shipments increased 5,182 tons, or 5.1%, from 101,661 tons to 106,842 tons. Energy sales increased 5,310 tons due to the rig count increasing from 480 active rigs to 515 active rigs. Industrial products sales decreased 128 tons. Overall average net selling price for Prudential decreased 0.1% from the comparable quarter of the prior year from an average of $645 per ton to $639 per ton. Energy selling prices decreased 0.1% from $668 per ton to $663 per ton. Industrial selling prices fell by 6.8% from $468 per ton to $436 per ton. This decrease was primarily due to the impact of lower hot rolled steel costs selling prices.

Prudentials's cost of goods sold of $51.8 million decreased $2.0 million, or 3.8%, in the first quarter of 2001 from the prior year period. The decrease was primarily due to decreased steel costs. Gross profit for Prudential of $16.4 million for the quarter ended March 31, 2001 compares to a gross profit of $11.2 million for the prior year period. Gross profit per ton was $154 per ton as compared to $110 per ton in the comparable prior year period. Lower steel costs provided the major impact on the gross profit margin per ton, as selling prices per ton remained relatively stable. Prudential's gross profit margin percentage was 24.1% for the quarter ended March 31, 2001, compared to a gross profit margin percentage of 17.3% during the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 31, 2001 was $129.1 million and the ratio of current assets to current liabilities was 2.6 to 1.0, compared to December 31, 2000 when working capital was $118.8 million and the ratio of current assets to current liabilities was 2.2 to 1.0. The increase in working capital for the three months ended March 31, 2001 was principally due to a $1.9 million increase in accounts receivable and a $6.1 million decrease in accounts payable partially offset by a $4.8 million decrease in inventory and a $1.3 million increase in accrued expenses and other liabilities. The above changes were primarily due to the increased energy business volume. Cash provided by operating activities was $19.2 million for the three months ended March 31, 2001.

Cash used in investing activities was $8.3 million for the three months ended March 31, 2001, primarily for the construction and equipping of our new large diameter pipe and tubing facility and our new coating facility of $5.1 million.

Cash used by financing activities was $11.5 million for the three months ended March 31, 2001. Outstanding borrowings on our long-term revolving credit facility increased $4.0 million and outstanding borrowings on our short-term revolving credit facility decreased $16.0 million. The increase in the long-term revolving credit facility was primarily due to the construction and equipping of our new large diameter pipe and tubing facility.

Cash used by discontinued operations was $723,000 for the three months ended March 31, 2001.

Our capital budget for 2001 is $20.2 million, of which $8.3 million was expended during the three months ended March 31, 2001. The capital budget includes $5.5 million for the enhancement of our new large diameter pipe and tubing facility and $3.5 million for the construction of a coating facility both of which are adjacent to our existing facilities in Hickman, Arkansas.

We have three revolving credit facilities. The short-term revolving credit facility is with a Canadian financial institution, the operating line of credit is with a U.S. financial institution and the long-term revolving credit facility is with a group of U.S. financial institutions. The short-term facility is a $25.3 million (C$40.0 million Canadian) unsecured demand operating credit facility. This facility is considered to be short-term and is included in our current maturities of long-term debt. The operating line of credit is a $5.0 million facility which is used to fund the working capital requirements of the Longview, Washington operation. It is secured by letters of credit drawn on the Canadian bank and any borrowings on the U.S. operating line reduce the availability of the short-term revolving credit facility. As of March 31, 2001, the applicable interest rate on the U.S. operating line and the short-term facility was 5.625% and 6.75% per annum, respectively, and we had $20.6 million in additional available borrowings on the Short-Term facility.

The long-term revolving credit facility is an $80 million facility which is used to fund the working capital requirements of Maverick. The long-term revolving credit facility bears interest at prime, Federal Funds rate plus 0.5% or the LIBOR rate, adjusted by an interest margin, depending upon certain financial measurements. The long-term revolving credit facility is secured by certain accounts receivable, inventories and equipment and will expire on January 1, 2004. As of March 31, 2001, the applicable interest rate on this credit facility was 6.78% per annum and we had $15.8 million in additional available borrowings. As of March 31, 2001, we had $851,000 in cash and cash equivalents.

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

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of the Stockholders of the Company was held on May 1, 2001. Of the 33,732,118 shares entitled to vote (27,167,082 common stock and 6,565,036 exchangeable shares) at such meeting, 26,838,641 shares were present at the meeting in person or by proxy.

(b) The individuals listed below were elected as Directors of the Company, and, with respect to each Director, the number of shares voted for and withheld were as follows:

                                                  Number of Shares Voted
Name of Nominees                                  For             Abstain
--------------------------------------------------------------------------------


C. Robert Bunch                               26,669,344           169,297
Gregg M. Eisenberg                            22,872,960         3,965,681
Rhys T. Eyton                                 26,668,215           170,426
Dennis G. Flanagan                            26,670,455           168,186
David H. Kennedy                              26,669,255           169,386
William E. Macaulay                           26,035,108           803,533
Wayne P. Mang                                 26,671,655           166,986
C. Adams Moore                                26,666,809           171,832
Donald A. Pether                              26,670,555           168,086
Norman W. Robertson                           26,671,455           167,186
J. Donald Wilson                              26,671,334           167,307

(c) The Board of Directors' adoption of the Second Amendment to the Maverick Tube Corporation 1994 Stock Option Plan was approved with 22,717,940 shares voting for the proposal, 4,083,921 shares voting against the proposal and 36,780 shares abstained.

     There were no brokers' non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit No.  Description

     10.1         First Amendment to Amended and Restated Secured Credit
                    Agreement
     10.2         Second Amendment to the 1994 Stock Option Plan

(b)  Reports on Form 8-K.

     On January  23,  2001,  the Company  filed a Report on Form 8-K  containing
     certain  historical   financial   information   utilized  by  analysts  and
     investors.

     On January 5, 2001, January 10, 2001 and February 1, 2001 the Company filed a Report on Form 8-K containing slide show presentations to be given to various lenders and certain individual and institutional investors.

     On March 5, 2001, the Company filed a Report on Form 8-K containing a slide show presentation to be given to various lenders and certain individual and institutional investors. In addition, the Company announced the appointment of Pamela Boone as Vice President-Finance and Chief Financial Officer.

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


                                                Maverick Tube Corporation
                                                -------------------------
                                                      (Registrant)



Date:  May 7, 2001       /s/ Gregg Eisenberg
                         -------------------------------------------------------
                         Gregg Eisenberg, President and Chief Executive Officer
                                  (Principal Executive Officer)


Date:  May 7, 2001       /s/ Pamela Boone
                         -------------------------------------------------------
                         Pamela Boone, Chief Financial Officer
                                  (Principal Financial Officer)

                                  EXHIBIT INDEX


EXHIBIT NO.     DESCRIPTION


10.1            First Amendment to Amended and Restated Secured Credit Agreement

10.2            Second Amendment to the 1994 Stock Option Plan

                            MAVERICK TUBE CORPORATION

        FIRST AMENDMENT TO AMENDED AND RESTATED SECURED CREDIT AGREEMENT



Harris Trust and Savings Bank
Chicago, Illinois

Firstar Bank, N.A.
St. Louis, Missouri

Bank of America, N.A.
St. Louis, Missouri

Ladies and Gentlemen:

     Reference is hereby made to that certain Amended and Restated Secured Credit Agreement dated as of December 28, 2000 (the "Credit Agreement") among the undersigned, Maverick Tube Corporation, a Delaware corporation (the "Borrower"), you (the "Banks") and Harris Trust and Savings Bank, as agent for the Banks (the "Agent"). All defined terms used herein shall have the same meaning as in the Credit Agreement unless otherwise defined herein.

     The Borrower, the Agent and the Banks wish to amend the Credit Agreement and to modify certain other terms and conditions of the Credit Agreement, all on the terms and conditions set forth in this Amendment.


SECTION 1.           AMENDMENTS TO CREDIT AGREEMENT.

     Upon satisfaction of all of the conditions precedent set forth in Section 2 hereof, the Credit Agreement shall be amended as follows:

     1.1. Section 1.3(d) of the Credit Agreement shall be amended by deleting the references to "Adjusted Total Funded Debt Ratio" appearing therein and inserting "Adjusted Funded Debt Ratio" in lieu thereof.

     1.2. The definition of "Fiscal Year 2000 Charges" appearing in Section 4.1 of the Credit Agreement is hereby amended in its entirety and as so amended shall be restated to read as follows:

          "Fiscal Year 2000 Charges" shall mean (i) restructuring extraordinary charges (as defined by GAAP) incurred by the Borrower during the Borrower's fiscal year ending December 31, 2000 in an aggregate amount not to exceed (a) $13,000,000 for purposes of determining the Borrower's Adjusted EBITDA, and (b) $7,200,000 for purposes of determining the Maverick EBITDA and (ii) non-cash discontinuing operations charges (as defined by GAAP) incurred by the Borrower during the Borrower's fiscal quarter ending March 31, 2001 in an aggregate amount on a pre-tax basis not to exceed $14,145,000 and to the extent incurred as a write-down of certain assets of the Borrower located at its facility in Beaver Falls, Pennsylvania.

     1.3. Section 7.26 of the Credit Agreement is hereby amended in its entirety and as so amended shall be restated to read as follows:

          "Section 7.26. Operating Leases. The Borrower will not, and will not permit any Subsidiary to, enter into any rental agreement or lease as lessee of real or personal property, which is not a Capitalized Lease, if the aggregate of annual Rentals payable under all such agreements or leases would exceed $5,000,000 during any fiscal year of the Borrower."


SECTION 2.           CONDITIONS PRECEDENT.

     The effectiveness of this Amendment is subject to the satisfaction of all of the following conditions precedent:

     2.1. The Borrower, the Agent and the Banks shall have executed this Amendment (such execution may be in several counterparts and the several parties hereto may execute on separate counterparts).

     2.2. The Agent shall have received copies (executed or certified as may be appropriate) of all legal documents or proceedings taken in connection with the execution and delivery of this Amendment and the other instruments and documents contemplated hereby and an opinion of counsel to the Borrower, in form and substance satisfactory to the Banks.

     2.3. A Guarantor's Consent for the benefit of the Banks shall have been executed and delivered by each Guarantor to the Agent, a form of which is attached hereto.

     2.4. The Borrower shall have paid to the Agent, for the ratable benefit of the Banks in accordance with their Commitment Percentages, a closing fee in an amount equal to $60,000.

     2.5. The Borrower shall be in full compliance with all of the terms and conditions of the Loan Documents and no Event of Default or Potential Default shall have occurred and be continuing thereunder or shall result after giving effect to this Amendment.

     2.6. Legal matters incident to the execution and delivery of this Amendment shall be satisfactory to each of the Banks and their legal counsel.


SECTION 3.           REPRESENTATIONS AND WARRANTIES.

     The Borrower, by its execution of this Amendment, hereby certifies and warrants the following:

          (a) each of the representations and warranties set forth in Section 5 of the Credit Agreement is true and correct as of the date hereof as if made on the date hereof, except that the representations and warranties made under Section 5.2 shall be deemed to refer to the most recent annual report furnished to the Banks by the Borrower; and

          (b) the Borrower is in full compliance with all of the terms and conditions of the Credit Agreement and no Event of Default or Potential Default has occurred and is continuing thereunder.


SECTION 4.           MISCELLANEOUS.

     4.1. The Borrower has heretofore executed and delivered to the Agent the Security Agreement and the Borrower hereby agrees that notwithstanding the execution and delivery hereof, such Security Agreement shall be and remain in full force and effect and that any rights and remedies of the Agent thereunder, obligations of the Borrower thereunder and any liens or security interests created or provided for thereunder shall be and remain in full force and effect, shall not be affected, impaired or discharged thereby and shall secure all of its indebtedness, obligations and liabilities to the Agent and the Banks under the Credit Agreement as amended hereby. Nothing herein contained shall in any manner affect or impair the priority of the liens and security interests created and provided for by the Security Agreement as to the indebtedness which would be secured thereby prior to giving effect hereto.

     4.2. Reference to this specific Amendment need not be made in any note, document, letter, certificate, any security agreement, or any communication issued or made pursuant to or with respect to the Credit Agreement, any reference to the Credit Agreement being sufficient to refer to the Credit Agreement as amended hereby.

     4.3. This Amendment may be executed in any number of counterparts, and by the different parties on different counterparts, all of which taken together shall constitute one and the same agreement. Any of the parties hereby may execute this agreement by signing any such counterpart and each of such counterparts shall for all purposes be deemed to be an original. This agreement shall be governed by the internal laws of the State of Illinois.

     4.4. The Borrower agrees to pay all reasonable costs and expenses, including without limitation attorneys fees, incurred by the Agent and each of the Banks in connection with the preparation, negotiation, execution and delivery of this Amendment and the other documents contemplated hereby.

                            [Signature Pages Follow]

Upon acceptance hereof by the Agent and the Banks in the manner hereinafter set forth, this Amendment shall be a contract between us for the purposes hereinabove set forth.

         Dated as of March 31, 2001.


                                         MAVERICK TUBE CORPORATION

                                         /s/ Gregg Eisenberg
                                         By Gregg Eisenberg
                                         President and Chief Executive Officer




         Accepted and agreed to as of the day and year last above written.


                                         HARRIS TRUST AND SAVINGS BANK,
                                         individually and as Agent

                                         /s/ Haig Garabediam
                                         By Haig Garabediam
                                         Its Vice President



                                         FIRSTAR BANK, N.A.

                                         /s/ Eric Hartman
                                         By Eric Hartman
                                         Its Vice President


                                         BANK OF AMERICA, N.A.

                                         /s/ Michael Murphy
                                         By Michael Murphy
                                         Its Vice President

                               GUARANTOR'S CONSENT

The undersigned, MAVERICK INVESTMENT CORPORATION and MAVERICK TUBE, L.P. have heretofore executed and delivered to the Banks a Guaranty Agreement dated December 28, 2000 (the "Guaranty"), pursuant to which the undersigned have jointly and severally guaranteed all of the indebtedness, obligations and liabilities of Maverick Tube Corporation owing to the Agent and the Banks. The undersigned hereby agree that Maverick Tube Corporation and the Banks may enter into the foregoing Amendment and the transactions contemplated thereby, and that the foregoing Amendment shall not in any way affect or impair or modify the terms or provisions of, or the obligations of the undersigned under, the Guaranty. The undersigned further agree that their consent to any further amendments to the Loan Documents, or to the foregoing Amendment or any other documents which the Banks and Maverick Tube Corporation may enter into from time to time hereafter, shall not be required as a result of this consent having been obtained.


                                         MAVERICK INVESTMENT CORPORATION


                                         By /s/ Gregg Eisenberg
                                         President and Chief Executive Officer


                                         MAVERICK TUBE, L.P.

                                         By: /s/ Gregg Eisenberg
                                         Its:   General Partner


                                         By /s/ Gregg Eisenberg
                                         President and Chief Executive Officer

                               SECOND AMENDMENT TO
                            MAVERICK TUBE CORPORATION
                             1994 STOCK OPTION PLAN


     THIS SECOND AMENDMENT TO THE MAVERICK TUBE CORPORATION 1994 STOCK OPTION PLAN ("Second Amendment") is adopted as of this 20 day of February, 2001.

     WHEREAS, Maverick Tube Corporation, a Delaware corporation ("Maverick") has established the Maverick Tube Corporation 1994 Stock Option Plan (the "Plan") dated November 16, 1994;

     WHEREAS, Section IX of the Plan provides, among other things, that the Board of Directors of Maverick (the "Board") may amend the Plan, subject to certain conditions; and

     WHEREAS, the Board believes that it would be in the best interest of Maverick to amend the Plan as provided herein.

     NOW, THEREFORE, the Plan is hereby amended as follows:

          1. The first sentence of Section V of the Plan is hereby deleted in its entirety and the following substituted in lieu thereof:

               "Subject to the adjustment as provided in Article VII, the aggregate number of shares which may be issued pursuant to the exercise of Options granted under the Plan shall not exceed 1,500,000."

          2. All references in the Plan to "the Plan" shall be deemed to include this Second Amendment from and after the date the Second Amendment is adopted.

     IN WITNESS WHEREOF, this Second Amendment has been duly executed by authority of the Board as of the day and year first above written.

                                         MAVERICK TUBE CORPORATION



                                         By:      /s/ Gregg M. Eisenberg
                                                      Gregg M. Eisenberg
                                                      Chairman of the Board,
                                                       President and Chief
                                                       Executive Officer