Form 10-Q
period 2001-06-30
MAVERICK TUBE CORPORATION
filed 2001-08-06
CIK 869087

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period ended June 30, 2001
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From ____________TO
     _____________

COMMISSION FILE NUMBER  0-30146

                            MAVERICK TUBE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

  DELAWARE                                                         43-1455766
----------------------------------                         ---------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)


16401 Swingley Ridge Road
Suite 700
Chesterfield, Missouri                                              63017
----------------------------------------                    --------------------
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

Common Stock, $.01 Par Value - 33,925,036 shares as of August 2, 2001

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I.    FINANCIAL INFORMATION                                        PAGE NO.

Item 1.    Financial Statements (Unaudited)                                 3

           Condensed Consolidated Balance Sheets - June 30, 2001
           and December 31, 2000                                            3

           Condensed Consolidated Statements of Operations - Three
           and Six months ended June 30, 2001 and 2000                      4

           Condensed Consolidated Statements of Cash Flows - Six
           months ended June 30, 2001 and 2000                              5

           Notes to Condensed Consolidated Financial Statements             7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       12

Item 3.    Quantitative and Qualitative Disclosures About Market
           Risk                                                            19

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                20

SIGNATURES                                                                 21

EXHIBIT INDEX                                                              22

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                        June 30,    December 31,
                                                          2001          2000
                                                      (Unaudited)
                                                    ----------------------------
ASSETS
Current assets:
 Cash and cash equivalents                          $      1,804   $      2,193
 Accounts receivable, less allowances
  of $2,257 and $2,141 on June30, 2001
  and December 31, 2000, respectively                     64,991         74,979
 Inventories                                             147,551        137,718
 Deferred income taxes                                     5,771          2,764
 Income taxes refundable                                       4             45
 Prepaid expenses and other current assets                 3,249          2,978
                                                    ----------------------------
Total current assets                                     223,370        220,677

Property, plant and equipment, less
 accumulated depreciation of $96,368
 and $89,544 on June 30, 2001 and December 31,
 2000, respectively                                      162,615        167,263
Other assets                                               1,054          1,089
                                                    ----------------------------
                                                    $    387,039   $    389,029
                                                    ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                   $     49,143   $     48,885
 Accrued expenses and other liabilities                   17,066         20,025
 Deferred revenue                                          8,943          8,954
 Income taxes payable                                      7,445          2,353
 Revolving credit facility                                 1,707         20,766
 Current maturities of long-term debt                        899            866
                                                    ----------------------------
Total current liabilities                                 85,203        101,849

Long-term debt, less current maturities                    6,510          6,929
Revolving credit facility                                 57,000         62,038
Deferred income taxes                                      5,644          4,957
Commitments and contingencies                                  -              -

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 5,000,000
 authorized shares; 1 share issued and
 outstanding at June 30, 2001 and December
 31, 2000                                                      -              -
Common stock, $.01 par value; 80,000,000
 authorized shares; 33,923,036 and
 33,712,312 shares issued and outstanding
 at June 30, 2001 and December 31, 2000                      339            337
Additional paid-in capital                               113,423        111,542
Retained earnings                                        126,321        107,790
Accumulated other comprehensive loss:
 Foreign currency translation                             (7,401)        (6,413)
                                                    ----------------------------
                                                         232,682        213,256
                                                    ----------------------------
                                                    $    387,039   $    389,029
                                                    ============================

See accompanying notes to condensed consolidated financial statements.

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                      Three Months Ended      Six Months Ended
                                           June 30,                June 30,
                                      2001         2000       2001        2000
                                    --------------------------------------------

Net sales                           $134,561    $123,269    $288,036   $255,319
Cost of goods sold                   103,570     106,157     225,964    221,724
                                    --------------------------------------------
Gross profit                          30,991      17,112      62,072     33,595

Selling, general and administrative    7,859       6,088      14,313     11,766
Start-up costs                            37           -       1,101          -
                                    --------------------------------------------
Income from operations                23,095      11,024      46,658     21,829

Interest expense                         934         848       1,591      1,397
                                    --------------------------------------------
Income from continuing operations
 before income taxes                  22,161      10,176      45,067     20,432

Provision for income taxes             7,731       3,582      15,613      7,681
                                    --------------------------------------------
Income from continuing operations     14,430       6,594      29,454     12,751

Loss from operations of
 discontinued DOM facility, less
 applicable income tax benefit of
 $567 for the six months ended
 June 30, 2001 and $208 and $546
 for the three and six months
 ended June  30, 2000, respectively        -         370         957        974

Loss on disposal of DOM facility,
 including provision of $1,447 for
 operating losses during phase-out
 period, less applicable income tax
 benefit of $5,760                         -           -      10,240          -
                                    --------------------------------------------
Net income                          $ 14,430    $  6,224    $ 18,257   $ 11,777
                                    ============================================

Average shares                      33,864,798 33,612,552  33,794,880 33,573,488
                                    ============================================

Basic earnings per share from
 continuing operations              $   0.43    $   0.20     $  0.87   $   0.38
                                    ============================================
Basic earnings per share            $   0.43    $   0.19     $  0.54   $   0.35
                                    ============================================
Diluted earnings per share from
 continuing operations              $   0.42    $   0.19     $  0.85   $   0.37
                                    ============================================
Diluted earnings per share          $   0.42    $   0.18     $  0.53   $   0.34
                                    ============================================

See accompanying notes to condensed consolidated financial statements.

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                           Six Months Ended
                                                               June 30,
                                                         2001           2000
                                                    ----------------------------
OPERATING ACTIVITIES
Income from continuing operations                   $   29,454       $   12,751
Adjustments to reconcile net income
 from continuing operations to net
 cash provided by operating activities
 Depreciation and amortization                           7,048            6,118
 Deferred income taxes                                   2,999             (275)
 Provision for losses on accounts receivable               134              328
 Loss on sale of equipment                                  14                -
 Changes in operating assets and liabilities:
  Accounts receivable                                    9,463           (8,038)
  Inventories                                          (14,607)         (38,537)
  Prepaid expenses and other assets                       (330)            (578)
  Other assets                                            (411)           2,049
  Accounts payable                                      (1,825)           3,817
  Accrued expenses and other liabilities                 2,552            4,092
  Deferred revenue                                         (11)           4,954
                                                    ----------------------------
Cash provided (used) by operating activities            34,480          (13,319)

INVESTING ACTIVITIES
Expenditures for property, plant and equipment         (13,370)         (29,995)
                                                    ----------------------------
Cash used by investing activities                      (13,370)         (29,995)

FINANCING ACTIVITIES
Proceeds from borrowings and notes                     141,518           81,256
Principal payments on borrowings and notes            (165,667)         (32,758)
                                                    ----------------------------
                                                       (24,149)          48,498
Dividends                                                    -           (2,062)
Proceeds from exercise of stock options                  1,880            1,158
                                                    ----------------------------
Cash provided (used) by financing activities           (22,269)          47,594

DISCONTINUED OPERATIONS
Loss on discontinued operations                        (11,197)            (974)
Adjustments to reconcile loss from
 discontinued operations to net cash
 provided (used) by discontinued
 operations:
 Depreciation                                              704              526
 Loss on disposal                                       10,240                -
 Changes in operating assets and other
  liabilities of discontinued operations                 1,310           (1,138)
  Capital expenditures                                    (296)          (1,056)
                                                    ----------------------------
Net cash provided (used) by discontinued
 operations                                                761           (2,642)

Effect on exchange rate changes on cash                      9                -
                                                    ----------------------------
Increase (decrease) in cash and cash
 equivalents                                              (389)           1,638

Cash and cash equivalents at beginning of
 period                                                  2,193            1,076
                                                    ----------------------------
Cash and cash equivalents at end of period          $    1,804       $    2,714
                                                    ============================

Supplemental disclosures of cash flow
 information:
  Cash paid (received) during the
   period for:
    Interest (net of amounts capitalized)           $    1,191       $      479
    Income taxes                                    $    7,789       $   (1,441)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report in the 2000 Form 10-K.

The assets, liabilities and operations of Prudential are measured using the Canadian dollar as the functional currency but are presented in this report in U.S. dollars unless otherwise indicated. Foreign currency translation adjustments are reported as accumulated other comprehensive loss in the stockholders' equity section of the balance sheet. Foreign currency translation adjustments were $4.2 million and ($1.6) million for the three months ended June 30, 2001 and 2000, respectively resulting in comprehensive income of $18.6 million and $4.6 million, respectively. Foreign currency translation adjustments were ($988,000) and ($2.3) million for the six months ended June 30, 2001 and 2000, respectively resulting in comprehensive income of $17.3 million and $9.5 million, respectively.



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



 (3)     INVENTORIES

The components of inventories consisted of the following (in thousands):

                                                   June 30,        December 31,
                                                     2001              2000
                                                --------------------------------
Finished goods                                  $     89,888       $     77,490
Work-in-process                                        7,550              4,197
Raw materials                                         24,637             32,276
In-transit materials                                  16,344             14,936
Storeroom parts                                        9,132              8,819
                                                --------------------------------
                                                $    147,551       $    137,718
                                                ================================

Inventories are principally valued at the lower of average cost or market.

(4)      START-UP COSTS

The Company began construction on a new production facility in Hickman, Arkansas during October 1999. Start-up costs expensed for the three and six months ended June 30, 2001 were $37,000 and $1,101,000, respectively. These costs are comprised primarily of manufacturing costs incurred prior to the fully integrated operation of the facility. The Company placed the new large diameter pipe and tubing facility in service as of June 30, 2001 at a total cost of $51.0 million.



(5)      INCOME PER SHARE

Diluted income per share for the six months ended June 30, 2001 and 2000 was computed based upon the net income of the Company and the weighted average number of shares of common stock including the exchangeable shares on an as-if exchanged basis and the net effect of stock options. Total shares utilized in this calculation were 34,590,009 and 34,596,811 for the three months ended June 30, 2001 and 2000, respectively and 34,582,740 and 34,541,754 for the six months ended June 30, 2001 and 2000, respectively.



(6)      DISCONTINUED OPERATIONS

During the first quarter of 2001, the Company enacted a plan to dispose of its Cold Drawn Tubular business (DOM). The Company expects to sell certain DOM assets during the latter part of 2001. Accordingly, the operating results of the DOM facility, including provisions for estimated losses on the sale of assets of $9.3 million (net of $5.2 million of taxes), have been segregated from continuing operations and reported separately in the consolidated income statements. The estimated operating losses from April 1, 2001 to the anticipated disposal date are $927,000 (net of $520,000 of taxes).

Summarized financial information for the discontinued operations are as follows (in thousands, except tons shipped):

                                                           Three Months Ended
                                                                June 30,
                                                           2001         2000
                                                      --------------------------

Tons shipped                                               3,791         4,115
Net sales                                               $  3,138      $  4,704
Loss from discontinued operations before income taxes   $      -      $    578
Loss from discontinued operations, net of tax benefit   $      -      $    370

                                                            Six Months Ended
                                                                 June 30,
                                                           2001         2000
                                                      --------------------------

Tons shipped                                               6,865         7,732
Net sales                                               $  6,103      $  8,615
Loss from discontinued operations before income taxes   $  1,524      $  1,520
Loss from discontinued operations, net of tax benefit   $    957      $    974


The assets of the DOM business to be sold consist of inventories and equipment amounting to approximately $7.6 million after deducting an allowance for the estimated loss on disposal, and the related liabilities were $3.5 million including estimated operating losses to the disposal date.


(7)      SEGMENT INFORMATION

The following table sets forth data for the three and six months ended June 30, 2001 and 2000 for the continuing reportable industry segments of Maverick Tube L.P. and Prudential. Maverick Tube L.P. ("Maverick L.P."), a wholly owned subsidiary of the Company, is responsible for the Company's operations in Hickman, Arkansas and Conroe, Texas. Prudential, a wholly owned subsidiary of the Company, is responsible for the Company's operations in Calgary, Alberta and Longview, Washington. Identifiable assets are those used in the Company's operations in each segment.

                                   Maverick
                                     L.P.     Prudential   Corporate     Total
                                  ----------------------------------------------

Three Months Ended June 30, 2001

Net sales                         $ 92,038 (1) $ 42,523 (1) $     -    $134,561
Operating income from continuing
 operations                         14,201 (2)    8,894           -      23,095
Identifiable assets                236,685      138,807      11,547     387,039
Depreciation and amortization        2,077        1,240         305       3,622
Capital expenditures                 3,241          387       1,469 (3)   5,097


Six Months Ended June 30, 2001

Net sales                         $177,913 (1) $110,123 (1) $     -    $288,036
Operating income from continuing
 operations                         22,609 (2)   24,049           -      46,658
Identifiable assets                236,685      138,807      11,547     387,039
Depreciation and amortization        3,940        2,498         610       7,048
Capital expenditures                 8,769          630       3,971 (3)  13,370


Three Months Ended June 30, 2000

Net sales                         $ 70,147     $ 53,122     $     -    $123,269
Operating income from continuing
 operations                          3,343        7,681           -      11,024
Identifiable assets                220,962      150,660      14,987     386,609
Depreciation and amortization        1,594        1,137         340       3,071
Capital expenditures                11,339        4,029         677      16,045


Six Months Ended June 30, 2000

Net sales                         $137,137     $118,182     $     -    $255,319
Operating income from continuing
 operations                          4,959       16,870           -      21,829
Identifiable assets                220,962      150,660      14,987     386,609
Depreciation and amortization        3,134        2,295         689       6,118
Capital expenditures                23,328        5,391       1,276      29,995


     (1) The Company had inter-segment sales of $7,702,000 and $8,323,000 for the three and six months ended June 30, 2001.

     (2) The Company began construction on a new production facility in Hickman, Arkansas during 1999. Start-up costs for the three and six months ended June 30, 2001 were $37,000 and $1,101,000, respectively. These costs are comprised primarily of manufacturing costs incurred prior to the fully integrated operation of the facility.

     (3) Included in Corporate capital expenditures for the three and six months ended June 30, 2001 is $0.4 million and $1.8, respectively for the new coating facility.



(8)      CAPITAL STOCK

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

The following table illustrates certain factors related to industry-wide drilling activity, energy prices, oil country tubular goods consumption, shipment, imports and inventories for the periods presented:

                                                          Three Months Ended
                                                                June 30,
                                                           2001         2000
                                                       -------------------------


U.S. Market Activity:
Average rig count                                           1,237           842
                                                       =========================

Average energy prices
 Oil per barrel (West Texas Intermediate)              $    27.99    $    29.04
                                                       =========================
 Natural gas per MCF (Average U.S.)                    $     4.32    $     3.53
                                                       =========================


U.S. oil country tubular goods consumption
          (in thousands of tons)
 U.S. producer shipments                                      686           500
 Imports                                                      260           178
 Inventory (increase)/decrease                                (89)         (120)
 Used pipe                                                     21            21
                                                       -------------------------
   Total U.S. consumption                                     878           579
                                                       =========================

Canadian Market Activity:
Average rig count                                             252           212
                                                       =========================
Average energy prices
 Natural gas per MCF (Alberta spot price)              $     3.77    $     2.82
                                                       =========================

Canadian oil country tubular goods consumption
        (in thousands of tons)
 Canadian producer shipments                                   91            96
 Imports                                                       36            61
 Inventory (increase)/decrease                                 20            13
                                                       -------------------------
   Total Canadian consumption                                 147           170
                                                       =========================

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

According to published industry reports, average U.S. drilling increased by 46.9% for the quarter ended June 30, 2001, compared to the same quarter of the previous year. Natural gas drilling increased by 55.6%, while oil related drilling increased by 16.6%. The higher drilling levels for natural gas was primarily attributable to significant increases in natural gas prices, up by 22.4%. Oil related drilling continued to increase even with the price of oil decreasing by 3.6% per barrel. Drilling levels increased throughout the quarter, as the rig count at the end of the quarter was approximately 2.8% higher than the average rig count during the quarter.

According to published industry reports, average Canadian drilling increased by 18.9% for the quarter ended June 30, 2001, compared to the same quarter of the previous year. The higher drilling levels were primarily attributable to significant increases in commodity prices, with natural gas up 33.7%.

Imports into the U.S. increased 46.1%, with import market share remaining flat from 30.7% during the second quarter of 2000 to 29.6% during the second quarter of 2001 due to the increase in drilling activity throughout the world. During the second quarter of 2001, U.S. producer shipments of OCTG increased 37.2% as compared to the comparable prior year period. During the second quarter of 2001 and 2000, U.S. producer shipments were favorably impacted by industry inventory increases that created an additional 10.1% and 20.7%, respectively, of demand. Management believes that at June 30, 2001, industry inventories were below normal levels in relation to demand, as inventory months of supply decreased 10.4%, from 4.8 months at June 30, 2000 to 4.3 months at June 30, 2001.

As a result of the increased drilling activity, we estimate that total U.S. consumption increased by 51.6% in the second quarter of 2001, compared to the prior year quarter. During that same period, our domestic shipments of OCTG increased 33.6% and our export sales, primarily to Canada, decreased by 0.7%. We estimate that our domestic OCTG market share decreased from 15.4% during the quarter ended June 30, 2000 to 15.2% during the quarter ended June 30, 2001.

Imports into Canada decreased 40.1%, with import market share declining from 35.9% during the second quarter of 2000 to 24.5% during the second quarter of 2001. During the second quarter of 2001, Canadian producer shipments of OCTG decreased by 5.2%. Overall, Canadian shipments in the second quarter 2001 were negatively impacted by the weather which led to weaker drilling activity than the second quarter 2000.

As a result of a shift from drilling oil wells to more gas wells, we estimate that total Canadian consumption decreased by 13.5% in the second quarter of 2001, compared to the prior year quarter. During that same period, our Canadian shipments of OCTG decreased 4.9%. We estimate that our Canadian OCTG market share increased from 41.3% during the quarter ended June 30, 2000 to 41.4% during the quarter ended June 30, 2001.

Published information suggests that U.S. demand for line pipe decreased during the second quarter of 2001 by an estimated 33.9% and domestic shipments decreased by 66.3% as the import market share increased from 44.5% to 71.7%. Canadian demand for line pipe decreased during the second quarter by an estimated 27.1% and domestic shipments fell by 11.1% due to less project work than in the second quarter 2000. Import volumes dropped by 43.4% as the import market share decreased from 49.4% to 38.3%.


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

We estimate that the U.S. demand for structural tube products (commonly referred to as hollow structural sections or HSS) of the type we produce increased 5.0% during the second quarter of 2001 over the prior year period. Total U.S. producer shipments increased 8.9% as import market share decreased from 26.0% to 23.2%. According to published reports, the U.S. standard pipe market demand decreased 35.7%. However, total domestic producer shipments decreased 48.7% as the import market share increased from 39.2% to 51.5%.


Pricing and Costs

Pricing of our products was mixed over our product lines during the second quarter of 2001. Pricing of U.S. energy products was up 3.8% compared to the prior year quarter. Pricing of U.S. industrial products was down 7.6% compared to the prior year quarter. Pricing of Canadian energy and industrial products was down 8.4% and 16.6%, respectively compared to the prior year quarter. Part of the decline in selling prices are due to the falling exchange rate between the U.S. and Canada, which declined by 2.9% from the second quarter of 2000 to the second quarter of 2001.

U.S. steel costs included in cost of goods sold decreased during the second quarter of 2001 by 16.4%, compared to the quarter ended June 30, 2000. The current replacement cost of steel is approximately 5.4% higher than the cost recorded in cost of goods sold during the quarter due to recent price increases implemented by our major supplier of steel. These price increases reflect tightening demand in the steel industry. Since January 1, 2001, our major supplier of steel implemented two price increases of approximately 13%.

The same factors that have influenced steel costs and costs of goods sold in our U.S. operations have also affected the steel costs and cost of goods sold in our Canadian operations. Canadian cost of goods sold are lower in the current quarter as compared to the comparable prior year period. However, recent price increases will increase our cost of goods sold as these replacement costs are realized.

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

RESULTS OF OPERATIONS


OVERALL COMPANY

Net sales of $134.6 million increased $11.3 million, or 9.2%, during the second quarter of 2001, compared to the prior year quarter. These results were primarily attributable to an increase of 12.6% in total product shipments, from 200,039 tons in the second quarter of 2000 to 225,320 tons in the second quarter of 2001. Overall average net selling prices decreased from the comparable quarter of the prior year by 3.1%, from an average of $616 per ton to $597 per ton.

Net sales of $288.0 million increased $32.7 million, or 12.8%, for the six months ended June 30, 2001, compared to the prior year. These results were primarily attributable to an increase of 11.3% in total product shipments, from 421,847 tons for the six months ended June 30, 2000 to 469,518 tons for the six months ended June 30, 2001. Overall average net selling prices increased from the comparable period of the prior year by 1.3%, from an average of $605 per ton to $613 per ton.

Cost of goods sold of $103.6 million decreased $2.6 million, or 2.5%, during the second quarter of 2001 over the comparable prior year period. Overall unit cost per ton of products sold decreased from the comparable quarter of the prior year by 13.4%, from an average of $531 per ton to $460 per ton. This decrease was primarily due to the decrease in steel costs. See "Overview."

Cost of goods sold of $226.0 million increased $4.2 million, or 1.9%, for the six months ended June 30, 2001 compared to the prior year. The increase was primarily due to increased product shipments partially offset by lower steel costs. See "Overview." Overall unit cost per ton of products sold decreased from the comparable period of the prior year by 8.6%, from an average of $526 per ton to $481 per ton.

The Company earned a gross profit of $31.0 million during the second quarter of 2001, compared to a gross profit of $17.1 million in the prior year period. Gross profit per ton was $138 per ton as compared to $86 per ton in the comparable prior year period. Gross profit per ton was mostly impacted by the lower steel costs. Gross profit, as a percentage of net sales, was 23.0% for the three month period ended June 30, 2001, compared to a gross profit, as a percentage of net sales, of 13.9% for the prior year period.

The Company earned a gross profit of $62.1 million for the six months ended June 30, 2001, compared to a gross profit of $33.6 million in the prior year period. Gross profit per ton was $132 per ton as compared to $80 per ton in the comparable prior year period. Gross profit per ton was mostly impacted by the lower steel costs. Gross profit, as a percentage of net sales, was 21.6% for the six month period ended June 30, 2001, compared to a gross profit, as a percentage of net sales, of 13.2% for the prior year period.

Selling, general and administrative expenses increased by $1.8 million, or 29.1%, in the second quarter of 2001 compared to the prior year period. Selling, general and administrative expenses were primarily impacted by additional expenses associated with the increased sales volume and incentive compensation. Selling, general and administrative expenses as a percentage of net sales in the second quarter of 2001 were 5.8% compared to 4.9% for the comparable prior year period.

Selling, general and administrative expenses increased by $2.5 million, or 21.7%, for the six months ended June 30, 2001 compared to the prior year period. Selling, general and administrative expenses were primarily impacted by additional expenses associated with the increased sales volume and incentive compensation. Selling, general and administrative expenses as a percentage of net sales for the six months ended June 30, 2001 was 5.0% compared to 4.6% for the comparable prior year period.

During October 1999, we acquired the equipment for and began the construction of a new large diameter pipe and tubing facility adjacent to our existing facilities in Hickman, Arkansas. We incurred net manufacturing costs of $37,000 and $1.1 million for the three and six months ended June 30, 2001, respectively, related to the commencement of operations at this facility. These costs were primarily salary and related costs for the production personnel prior to the fully integrated operations of the facility. These start-up costs were included in Maverick L.P.'s segment operating income for the three and six months ended June 30, 2001.

Interest expense increased by $86,000, or 10.1%, in the second quarter of 2001 over the prior year period. Interest expense increased by $194,000, or 13.9%, for the six months ended June 30, 2001 over the prior year period. This was due to higher average borrowings during the second quarter offset by the capitalization of interest for our large mill facility in Hickman, Arkansas. Our debt to capitalization ratio decreased from 29.8% at December 31, 2000 to 22.1% at June 30, 2001, primarily due to payments on the short-term revolving credit facility.

The provision for income taxes was $7.7 million for the second quarter of 2001, compared to the prior year's provision of $3.6 million. The provision for income taxes was $15.6 million for the six months ended June 30, 2001, compared to the prior year's provision of $7.7 million.

As a result of the increase in shipments and the other factors discussed above, we generated net income from continuing operations of $14.4 million in the second quarter of 2001, an increase of $7.8 million, or 118.8% from the comparable prior year period.

As a result of the increase in shipments and the other factors discussed above, we generated net income from continuing operations of $29.5 million for the six months ended June 30, 2001, an increase of $16.7 million, or 131.0% from the comparable prior year period.

During the first quarter of 2001, the Company enacted a plan to dispose of the Cold Drawn Tubular Business (DOM). The Company recorded a loss on disposal of the DOM operation or $11.2 million including the loss on operations to the measurement date of $957,000 and a loss on disposal of $10.2 million. No changes were made to the estimated losses in the second quarter of 2001.

The Company generated net income of $14.4 million in the second quarter of 2001, an increase in net income of $8.2 million from the comparable prior year period and $18.3 million for the six months ended June 30, 2001, an increase in net income of $6.5 million from the comparable prior year period.


MAVERICK TUBE L.P.  SEGMENT

Maverick Tube L.P. ("Maverick L.P."), a wholly owned subsidiary of the Company, is responsible for our operations in Hickman, Arkansas and Conroe, Texas. Prudential, is responsible for our operations in Calgary, Alberta and Longview, Washington.

Maverick L.P.'s sales of $92.0 million increased $21.9 million, or 31.2%, for the second quarter of 2001, compared to the prior year period. Maverick L.P.'s shipments increased 33,510 tons, or 27.8%, from 120,713 tons to 154,223 tons. Energy sales increased 30,384 tons due to the U.S. rig count increasing from 842 active rigs to 1,237 active rigs. Industrial products sales increased 3,125 tons. Overall average net selling prices for Maverick L.P. increased from the comparable quarter of the prior year by 2.7%, from an average of $581 per ton to $597 per ton. This increase results from selling a larger mix of energy products. Energy selling prices increased 3.8% from $631 per ton to $655 per ton. Industrial selling prices decreased 8.2%, from an average of $462 per ton to $424 per ton. The increase in energy selling prices is primarily due to improved market conditions. The decrease in industrial selling prices is primarily due to falling steel prices. See "Overview."

Maverick L.P.'s sales of $177.9 million increased $40.8 million, or 29.8%, for the six months ended June 30, 2001, compared to the prior year period. Maverick L.P.'s shipments increased 50,718 tons, or 21.1%, from 240,860 tons to 291,578 tons. Energy sales increased 50,194 tons due to the U.S. rig count increasing from 806 active rigs to 1,188 active rigs. Industrial products sales increased 524 tons. Overall average net selling prices for Maverick L.P. increased from the period of the prior year by 7.2%, from an average of $569 per ton to $610 per ton. This increase results from selling a larger mix of energy products. Energy selling prices increased 8.4% from $622 per ton to $674 per ton. Industrial selling prices decreased 7.0%, from an average of $455 per ton to $423 per ton. The increase in energy selling price is primarily due to improved market conditions. The decrease in industrial selling prices is primarily due to falling steel prices. See "Overview."

Maverick L.P.'s cost of goods sold of $72.1 million increased $9.4 million, or 15.0%, for the second quarter of 2001, compared with the prior year period. The increase was primarily due to increased product shipments partially offset by lower steel costs. See "Overview." The gross profit for Maverick L.P. of $19.9 million for the quarter ended June 30, 2001 compares to a gross profit of $7.4 million for the prior year period. See "Overview." The gross profit per ton was $129 per ton as compared to $61 per ton in the comparable prior year period. Gross profit per ton was impacted by strengthening selling prices, better fixed cost absorption and by decreased steel prices. Maverick L.P.'s gross profit margin percentage was 21.6% for the quarter ended June 30, 2001, compared to a gross profit margin percentage of 10.5% for the prior year period.

Maverick L.P.'s cost of goods sold of $142.7 million increased $18.2 million, or 14.6%, for the six months ended June 30, 2001, compared with the prior year period. The increase was primarily due to increased product shipments partially offset by lower steel costs. See "Overview." The gross profit for Maverick L.P. of $34.6 million for the quarter ended June 30, 2001 compares to a gross profit of $12.7 million for the prior year period. See "Overview." The gross profit per ton was $119 per ton as compared to $53 per ton in the comparable prior year period. Gross profit per ton was impacted by strengthening selling prices, better fixed cost absorption and by decreased steel prices. Maverick L.P.'s gross profit margin percentage was 19.4% for the six months ended June 30, 2001, compared to a gross profit margin percentage of 9.3% for the prior year period.


PRUDENTIAL SEGMENT

Prudential's sales of $42.5 million decreased $10.6 million, or 20.0%, for the second quarter of 2001, compared with the prior year period. Prudential's shipments decreased 8,229 tons, or 10.4%, from 79,326 tons to 71,097 tons. Energy sales decreased 10,276 tons due to the shift in drilling gas wells at a more shallow depth in the second quarter of 2001 compared to the same period in the prior year. Industrial products sales increased 2,047 tons. Overall average net selling price for Prudential decreased 10.8% from the comparable quarter of the prior year from an average of $670 per ton to $598 per ton. Energy selling prices decreased 7.9% from $711 per ton to $651 per ton. Industrial selling prices fell by 16.6% from $499 per ton to $416 per ton. This decrease was primarily due to the impact of lower hot rolled steel costs selling prices and declining conversion rates.

Prudential's sales of $110.1 million decreased $8.1 million, or 6.9%, for the six months ended June 30, 2001, compared with the prior year period. Prudential's shipments decreased 3,047 tons, or 1.7%, from 180,987 tons to 177,940 tons. Energy sales decreased 4,369 tons due to the shift in drilling gas wells at a more shallow depth in the second quarter of 2001 compared to the same period in the prior year. Industrial products sales increased 1,322 tons. Overall average net selling price for Prudential decreased 5.2% from the comparable period of the prior year from an average of $653 per ton to $619 per ton. Energy selling prices decreased 4.3% from $715 per ton to $684 per ton. Industrial selling prices fell by 11.2% from $482 per ton to $428 per ton. This decrease was primarily due to the impact of lower hot rolled steel costs selling prices and declining conversion rates.

Prudentials's cost of goods sold of $31.5 million decreased $12.1 million, or 27.8%, in the second quarter of 2001 from the prior year period. The decrease was primarily due to decreased product shipments and decreased steel costs. See "Overview." Gross profit for Prudential of $11.1 million for the quarter ended June 30, 2001 compares to a gross profit of $9.6 million for the prior year period. Gross profit per ton was $156 per ton as compared to $121 per ton in the comparable prior year period. Lower steel costs provided the major impact on the gross profit margin per ton, partially offset by lower selling prices per ton. Prudential's gross profit margin percentage was 26.1% for the quarter ended June 30, 2001, compared to a gross profit margin percentage of 18.1% during the prior year period.

Prudentials's cost of goods sold of $83.3 million decreased $14.5 million, or 14.9%, for the six months ended June 30, 2001 from the prior year period. The decrease was primarily due to decreased product shipments and decreased steel costs. Gross profit for Prudential of $27.5 million for the six months ended June 30, 2001 compares to a gross profit of $20.9 million for the prior year period. Gross profit per ton was $154 per ton as compared to $115 per ton in the comparable prior year period. Lower steel costs provided the major impact on the gross profit margin per ton, partially offset by lower selling prices per ton. Prudential's gross profit margin percentage was 24.9% for the six months ended June 30, 2001, compared to a gross profit margin percentage of 17.7% during the prior year period.


LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 30, 2001 was $138.2 million and the ratio of current assets to current liabilities was 2.6 to 1.0, compared to December 31, 2000 when working capital was $118.8 million and the ratio of current assets to current liabilities was 2.2 to 1.0. The increase in working capital for the six months ended June 30, 2001 was principally due to a $9.5 million decrease in accounts receivable and a $14.6 million increase in inventory partially offset by a $1.8 million increase in accounts payable and a $2.6 million increase in accrued expenses and other liabilities. The above changes were primarily due to the increased energy business volume. Cash provided by operating activities was $34.5 million for the six months ended June 30, 2001.

Cash used in investing activities was $13.4 million for the six months ended June 30, 2001, primarily for the construction and equipping of our new large diameter pipe and tubing facility and our new coating facility of $5.9 million.

Cash used by financing activities was $22.3 million for the six months ended June 30, 2001. Outstanding borrowings on our long-term revolving credit facility decreased $5.0 million and outstanding borrowings on our short-term revolving credit facility decreased $19.1 million.

Cash provided by discontinued operations was $761,000 for the six months ended June 30, 2001.

Our capital budget for 2001 is $20.2 million, of which $13.4 million was expended during the six months ended June 30, 2001. The capital budget includes $5.5 million for the enhancement of our new large diameter pipe and tubing facility and $3.5 million for the construction of a coating facility, both of which are adjacent to our existing facilities in Hickman, Arkansas.

We have three revolving credit facilities. The short-term revolving credit facility is with a Canadian financial institution, the operating line of credit is with a U.S. financial institution and the long-term revolving credit facility is with a group of U.S. financial institutions. The short-term facility is a $26.4 million (C$40.0 million) unsecured demand operating credit facility. This facility is considered to be short-term and is included in our current liabilities. The operating line of credit is a $5.0 million facility which is used to fund the working capital requirements of the Longview, Washington operation. It is secured by letters of credit drawn on the Canadian bank and any borrowings on the U.S. operating line reduce the availability of the short-term revolving credit facility. As of June 30, 2001, the applicable interest rate on the U.S. operating line and the short-term facility was 6.25% and 6.25% per annum, respectively, and we had $24.7 million in additional available borrowings on the short-term facility.

The long-term revolving credit facility is an $80 million facility which is used to fund the working capital requirements of Maverick. The long-term revolving credit facility bears interest at prime, Federal Funds rate plus 0.5% or the LIBOR rate, adjusted by an interest margin, depending upon certain financial measurements. The long-term revolving credit facility is secured by certain accounts receivable, inventories and equipment and will expire on January 1, 2004. As of June 30, 2001, the applicable interest rate on this credit facility was 5.15% per annum and we had $22.2 million in additional available borrowings. As of June 30, 2001, we had $1,804,000 in cash and cash equivalents.

We believe that our existing cash, short-term investments, cash expected to be provided by operating activities and available bank credit facilities will be sufficient to fund our working capital needs for the foreseeable future.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the pooling-of-interests method is no longer permitted, and goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company does not expect the implementation of FAS 141 and 142 to have an impact on its financial statements as the Company does not have any goodwill as of June 30, 2001 and 2000.

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

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit No.       Description

         10.1 Collective Bargaining Agreement between Prudential Steel Ltd. and the United Steelworkers of America, Local 7226, effective as of January 1, 2001 through December 31, 2003, filed herewith (in Canadian Dollars).

(b)      Reports on Form 8-K.

         On April 18, 2001, the Company filed a Report on Form 8-K containing certain historical financial information utilized by analysts and investors.

         On June 21, 2001 the Company filed a Report on Form 8-K containing slide show presentations to be given to certain individual and institutional investors.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Maverick Tube Corporation
                                  (Registrant)



Date:  August 6, 2001     /s/ Gregg Eisenberg
                          ------------------------------------------------------
                          Gregg Eisenberg, President and Chief Executive Officer
                                        (Principal Executive Officer)


Date:  August 6, 2001     /s/ Pamela Boone
                          ------------------------------------------------------
                          Pamela Boone, Chief Financial Officer
                                        (Principal Financial Officer)

                                  EXHIBIT INDEX


EXHIBIT NO.                DESCRIPTION

10.1 Collective Bargaining Agreement between Prudential Steel Ltd. and the United Steelworkers of America, Local 7226, effective as of January 1, 2001 through December 31, 2003, filed herewith (in Canadian Dollars).