Form 10-Q
period 2001-09-30
MAVERICK TUBE CORPORATION
filed 2001-11-07
CIK 869087

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the Quarterly Period ended September 30, 2001
                                                                  OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the Transition Period From  ____________TO _____________

COMMISSION FILE NUMBER  0-30146

                            MAVERICK TUBE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                     43-1455766
----------------------------------------                    --------------------
(State or other jurisdiction of                                 (I.R.S. Employer
 incorporation or organization)                              Identification No.)


16401 Swingley Ridge Road
Suite 700
Chesterfield, Missouri                                                    63017
----------------------------------------                    --------------------
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

Common Stock, $.01 Par Value - 34,000,436 shares as of November 6, 2001

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I.    FINANCIAL INFORMATION                                        PAGE NO.

Item 1.    Financial Statements (Unaudited)                                3

           Condensed Consolidated Balance Sheets - September 30, 2001
           and December 31, 2000                                           3

           Condensed Consolidated Statements of Operations - Three
           and Nine months ended September 30, 2001 and 2000               4

           Condensed Consolidated Statements of Cash Flows - Nine
           months ended September 30, 2001 and 2000                        5

           Notes to Condensed Consolidated Financial Statements            7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      12

Item 3.    Quantitative and Qualitative Disclosures About Market
           Risk                                                           20

PART II.   OTHER INFORMATION

Item 5     Other Information                                              21

Item 6.    Exhibits and Reports on Form 8-K                               21

SIGNATURES                                                                22

EXHIBIT INDEX                                                             23

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                               September 30,      December 31,
                                                   2001               2000
                                                (Unaudited)
                                           -------------------------------------
ASSETS

Current assets:

Cash and cash equivalents                  $        917       $      2,193
Accounts receivable, less allowances
 of $2,110 and $2,141 on September
 30, 2001 and December 31, 2000,
 respectively                                    56,641             74,979
Inventories                                     158,890            137,718
Deferred income taxes                             6,223              2,764
Income taxes refundable                               -                 45
Prepaid expenses and other current
 assets                                           2,954              2,978
                                           -------------------------------------
  Total current assets                          225,625            220,677

Property, plant and equipment, less
 accumulated deprecation of $98,862
 and $89,544 on September 30, 2001
 and December 31, 2000, respectively            162,897            167,263

Other assets                                        869              1,089
                                           -------------------------------------
                                           $    389,391       $    389,029
                                           =====================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable                           $     49,903       $     48,885
Accrued expenses and other liabilities           16,179             20,025
Deferred revenue                                  6,048              8,954
Income taxes payable                             10,853              2,353
Revolving credit facility                         1,296             20,766
Current maturities of long-term debt                919                866
                                           -------------------------------------
   Total current liabilities                     85,198            101,849

Long-term debt, less current
  maturities                                      6,195              6,929
Revolving credit facility                        63,700             62,038
Deferred income taxes                             5,450              4,957
Commitments and contingencies                         -                  -

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value;
 5,000,000 authorized shares; 1 share
 issued and outstanding at September
 30, 2001 and December 31, 2000                       -                  -
Common stock, $.01 par value;
 80,000,000 authorized shares;
 34,000,436 and 33,712,312 shares
 issued and outstanding at September
 30, 2001 and December 31, 2000                     340                337
Additional paid-in capital                      113,432            111,542
Treasury stock, 1,201,000 shares                (11,525)                 -
Retained earnings                               138,647            107,790
Accumulated other comprehensive loss:
 Foreign currency translation                   (12,046)            (6,413)
                                           -------------------------------------
                                                228,848            213,256
                                           -------------------------------------
                                           $    389,391       $    389,029
                                           =====================================

See accompanying notes to condensed consolidated financial statements.

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                       Three Months Ended    Nine Months Ended
                                          September 30,         September 30,
                                        2001      2000        2001       2000
                                    --------------------------------------------


Net sales                           $  135,877 $ 134,806  $  423,913  $  390,125
Cost of goods sold                     109,323   119,216     335,287     340,941
                                    --------------------------------------------
Gross profit                            26,554    15,590      88,626      49,184

Selling, general and administrative      8,504     5,800      22,817      17,573
Start-up costs                               -       615       1,101         615
                                    --------------------------------------------
Income from operations                  18,050     9,175      64,708      30,996

Transaction costs                            -    11,253           -      11,253
Interest expense                           797       731       2,388       2,155
                                    --------------------------------------------
Income (loss) from continuing
 operations before income taxes         17,253    (2,809)     62,320      17,588

Provision for income taxes               5,794     1,295      21,407       8,963
                                    --------------------------------------------

Income (loss) from continuing
 operations                             11,459    (4,104)     40,913       8,625

Loss from operations of discontinued
 DOM facility, less applicable income
 tax benefit of $567 for the nine
 months ended September 30, 2001 and
 $560 and $1,094 for the three and
 nine months ended September 30,
 2000, respectively                          -       994         957       1,946

Loss on disposal of DOM facility,
 including provision of $1,447 for
 operating losses during phase-out
 period, less applicable income
 tax benefit of $5,760                       -         -      10,240           -
                                    --------------------------------------------
Net income (loss)                   $   11,459 $  (5,098) $   29,716  $    6,679
                                    ============================================

Average shares                      33,801,622 33,674,011 33,797,151  33,607,240
                                    ============================================
Basic earnings (loss) per share
 from continuing operations         $     0.34 $   (0.12) $     1.21  $     0.26
                                    ============================================

Basic earnings (loss) per share     $     0.34 $   (0.15) $     0.88  $     0.20
                                    ============================================

Diluted earnings (loss) per share
 from continuing operations         $     0.34 $   (0.12) $     1.19  $     0.25
                                    ============================================

Diluted earnings (loss) per share   $     0.34 $   (0.15) $     0.86  $     0.19
                                    ============================================

See accompanying notes to condensed consolidated financial statements.

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                     Nine Months Ended
                                                        September 30,
                                                   2001              2000
                                           -------------------------------------
OPERATING ACTIVITIES
Income from continuing operations          $     40,913       $      8,625
Adjustments to reconcile net income from
 continuing operations to net cash
 provided by operating activities
  Depreciation and amortization                  10,951              9,226
  Deferred income taxes                           2,863             (2,713)
  Provision for losses on accounts
   receivable                                       (51)             1,741
  Loss on sale of equipment                          14                  1
  Changes in operating assets and
   liabilities:
    Accounts receivable                          14,792            (10,384)
    Inventories                                 (29,801)           (31,073)
    Prepaid expenses and other assets               236             (1,340)
    Other assets                                   (134)             2,633
    Accounts payable                              2,149              4,595
    Accrued expenses and other liabilities        5,158             15,993
    Deferred revenue                             (2,906)             8,773
                                           -------------------------------------
Cash provided by operating activities            44,184              6,077

INVESTING ACTIVITIES
Expenditures for property, plant and
 equipment                                      (19,445)           (42,731)
                                           -------------------------------------
Cash used by investing activities               (19,445)           (42,731)

FINANCING ACTIVITIES
Proceeds from long-term borrowings and
 notes                                          192,451            219,126
Principal payments on long-term borrowings
 and notes                                     (210,504)          (176,236)
                                           -------------------------------------
                                                (18,053)            42,890
Dividends paid to Prudential Steel Ltd.
 stockholders                                         -             (3,089)
Purchase of treasury stock                      (11,525)                 -
Proceeds from exercise of stock options           1,893              2,448
                                           -------------------------------------
Cash provided (used) by financing
 activities                                     (27,685)            42,249

DISCONTINUED OPERATIONS
Loss on discontinued operations                 (11,197)            (1,946)
Adjustments to reconcile loss from
 discontinued operations to net cash
 provided by (used for) discontinued
 operations:
  Depreciation                                    1,079                891
  Loss on disposal                               10,240                  -
  Changes in operating assets and other
   liabilities of discontinued operations         2,001             (1,241)
  Capital expenditures                             (296)            (1,735)
                                           -------------------------------------
Net cash provided (used) by discontinued
 operations                                       1,827             (4,031)

Effect of exchange rate changes on cash            (157)                 -
                                           -------------------------------------
Increase (decrease) in cash and cash
 equivalents                                     (1,276)             1,564

Cash and cash equivalents at beginning
 of period                                        2,193              1,076
                                           -------------------------------------
Cash and cash equivalents at end of
 period                                    $        917       $      2,640
                                           =====================================

Supplemental disclosures of cash flow
 information:
  Cash paid (received) during the period
   for:
    Interest (net of amounts capitalized)  $      2,270       $      2,064
    Income taxes                           $      9,470       $       (561)


See accompanying notes to condensed consolidated financial statements.

                                      5,6

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report in the 2000 Form 10-K.

The assets, liabilities and operations of Prudential are measured using the Canadian dollar as the functional currency but are presented in this report in U.S. dollars unless otherwise indicated. Foreign currency translation adjustments are reported as "Accumulated Other Comprehensive Loss" in the stockholders' equity section of the balance sheet. Foreign currency translation adjustments were ($4.6) million and ($1.6) million for the three months ended September 30, 2001 and 2000, respectively, resulting in comprehensive income
(loss) of $6.8 million and ($6.7) million, respectively. Foreign currency translation adjustments were ($5.6) million and ($3.9) million for the nine months ended September 30, 2001 and 2000, respectively, resulting in comprehensive income of $24.1 million and $2.8 million, respectively.


(2)      BUSINESS COMBINATION

On June 11, 2000, Maverick and Prudential entered into a definitive Combination Agreement providing for the combination of Prudential with Maverick. The transaction was completed on September 22, 2000.

Under the terms of the transaction, the Prudential stockholders received 0.52 of an exchangeable share, issued by Maverick Tube (Canada) Inc., a wholly owned Canadian subsidiary of the Company, for each Prudential common share. Consequently, Prudential stockholders received a total of 15,813,088 exchangeable shares. The exchangeable shares are Canadian securities that began trading on The Toronto Stock Exchange on September 27, 2000 under the symbol MAV. These shares have the same voting rights, dividend entitlements and other attributes as shares of the Company's common stock and are exchangeable, at each stockholder's option, for the Company's common stock on a one-for-one basis. The transaction was accounted for as a pooling of interests. See Note 8.

 (3)     INVENTORIES

The components of inventories consisted of the following (in thousands):

                                                September 30,     December 31,
                                                    2001              2000
                                              ----------------------------------

Finished goods                                $      91,393    $      77,490
Work-in-process                                       5,754            4,197
Raw materials                                        34,625           32,276
In-transit materials                                 17,835           14,936
Storeroom parts                                       9,283            8,819
                                              ----------------------------------
                                              $     158,890    $     137,718
                                              ==================================

Inventories are principally valued at the lower of average cost or market.


(4)      START-UP COSTS

The Company began construction on a new production facility in Hickman, Arkansas during October 1999. Start-up costs expensed for the three months ended September 30, 2000 were $615,000. Start-up costs expensed for the nine months ended September 30, 2001 and 2000 were $1,101,000 and $615,000, respectively. These costs are comprised primarily of manufacturing costs incurred prior to the fully integrated operation of the facility. The Company placed the new large diameter pipe and tubing facility in service as of June 30, 2001 at a total cost of $51.0 million.


(5)      INCOME PER SHARE

Diluted income per share for the three and nine months ended September 30, 2001 and 2000 was computed based upon the net income of the Company and the weighted average number of shares of common stock net of treasury stock but including the exchangeable shares on an as-if exchanged basis and the net effect of stock options. Total shares utilized in this calculation were 34,181,324 and 33,674,011 for the three months ended September 30, 2001 and 2000, respectively and 34,448,958 and 34,549,173 for the nine months ended September 30, 2001 and 2000, respectively.

(6)      DISCONTINUED OPERATIONS

During the first quarter of 2001, the Company enacted a plan to dispose of its Cold Drawn Tubular ("DOM") business. The Company expects to sell certain DOM assets by year-end. Accordingly, the operating results of the DOM facility, including provisions for estimated losses on the sale of assets of $9.3 million (net of $5.2 million of taxes), have been segregated from continuing operations and reported separately in the consolidated income statements. The estimated operating losses from April 1, 2001 to the anticipated disposal date are $927,000 (net of $520,000 of taxes).

Summarized financial information for the discontinued operations are as follows (in thousands, except tons shipped):

                                                     Three Months Ended
                                                         September 30,
                                                     2001              2000
                                              ----------------------------------

Tons shipped                                        2,416             3,652
Net sales                                     $     1,434      $      3,698
Loss from discontinued operations
 before income taxes                          $        --      $      1,554
Loss from discontinued operations,
 net of tax benefit                           $        --      $        994


                                                      Nine Months Ended
                                                         September 30,
                                                     2001              2000
                                              ----------------------------------

Tons shipped                                        9,281            11,384
Net sales                                     $     7,537      $     12,313
Loss from discontinued operations
 before income taxes                          $     1,524      $      3,040
Loss from discontinued operations,
 net of tax benefit                           $       957      $      1,946


The assets of the DOM business to be sold consist of inventories and equipment amounting to approximately $7.6 million after deducting an allowance for the estimated loss on disposal, and the related liabilities were $3.5 million including estimated operating losses to the disposal date.

(7)      SEGMENT INFORMATION

The following table sets forth data for the three and nine months ended September 30, 2001 and 2000 for the continuing reportable industry segments of Maverick Tube L.P. and Prudential. Maverick Tube L.P. ("Maverick L.P."), a wholly owned subsidiary of the Company, is responsible for the Company's operations in Hickman, Arkansas and Conroe, Texas. Prudential, a wholly owned subsidiary of the Company, is responsible for the Company's operations in Calgary, Alberta and Longview, Washington. Identifiable assets are those used in the Company's operations in each segment.

                                       Maverick
                                         L.P.    Prudential  Corporate    Total
                                     -------------------------------------------

Three Months Ended September 30, 2001

Net sales                            $89,536(1)  $46,341(1)      $--    $135,877
Operating income from continuing
 operations                            6,476      11,574          --      18,050
Identifiable assets                  233,218     142,784      13,389     389,391
Depreciation and amortization          2,372       1,205         326       3,903
Capital expenditures                   3,996         325       1,754       6,075

Nine Months Ended September 30, 2001

Net sales                           $266,831(1) $157,082(1)      $--    $423,913
Operating income from continuing
 operations                          29,085(2)    35,623          --      64,708
Identifiable assets                 233,218      142,784      13,389     389,391
Depreciation and amortization         6,312        3,703         936      10,951
Capital expenditures                 12,765          955       5,725(3)   19,445

Three Months Ended September 30, 2000

Net sales                           $78,991      $55,815         $--    $134,806
Operating income from continuing
 operations                           5,206(2)     3,969          --       9,175
Identifiable assets                 226,737      146,603      17,716     391,056
Depreciation and amortization         1,509        1,258         341       3,108
Capital expenditures                  9,278        1,433       2,025      12,736

Nine Months Ended September 30, 2000

Net sales                          $216,128     $173,997         $--    $390,125
Operating income from continuing
 operations                          10,157(2)    20,839          --      30,996
Identifiable assets                 226,737      146,603      17,716     391,056
Depreciation and amortization         4,643        3,553       1,030       9,226
Capital expenditures                 32,606        6,824       3,301      42,731

(1) The Company had inter-segment sales of $6,457,000 and $14,780,000 for the three and nine months ended September 30, 2001.

(2) The Company began construction on a new production facility in Hickman, Arkansas during 1999. Start-up costs for the three months ended September 30, 2000 were $615,000. Start-up costs for the nine months ended September 30, 2001 and 2000 were $1,101,000 and $615,000, respectively. These costs are comprised primarily of manufacturing costs incurred prior to the fully integrated operation of the facility.

(3) Included in Corporate capital expenditures for the nine months ended September 30, 2001 is $1.8 for the new coating facility which is adjacent to our existing facilities in Hickman, Arkansas.

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

As long as any exchangeable shares of Maverick Tube (Canada) Inc. are outstanding, the Special Voting Stock may not be redeemed, the number of shares comprising the Special Voting Stock shall not be increased or decreased and no other term of the Special Voting Stock shall be amended, except upon the unanimous approval of all common stockholders of the Company. If the Special Voting Stock is purchased or otherwise acquired by the Company, it shall be deemed retired, cancelled, and therefore will become an authorized but unissued and undesignated preferred share of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

As used herein, Maverick Tube Corporation and its direct and indirect wholly owned subsidiaries are collectively referred to as "the Company," whereas "Maverick" is the Company exclusive of its subsidiary, Prudential Steel Ltd. ("Prudential"). Also, unless the context otherwise requires, the terms "we," 'us' or 'our' refers to the Company.

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

OVERVIEW

Our products include electrical resistance welded ("ERW") Oil Country Tubular Goods ("OCTG') and line pipe, which are sold primarily to distributors who supply end-users in the energy industry, and structural tubing and standard pipe, which are sold primarily to service centers who supply end-users in construction, transportation, agriculture and other industrial enterprises.

OCTG Demand and Consumption

Demand for our energy related products depends primarily upon the number of oil and natural gas wells being drilled, completed and worked over in the United States and Canada. Oil and gas well drilling activity can be influenced by or largely dependent on oil and natural gas prices. U.S. end-users obtain OCTG from domestic and foreign pipe producers and from draw-downs of the end-user, distributor or mill inventories. Canadian end-users obtain OCTG from domestic and foreign pipe producers and from draw-downs of mill inventories. Canadian distributors do not generally hold significant amounts of inventories.

The following table illustrates certain factors related to industry-wide drilling activity, energy prices, oil country tubular goods consumption, shipment, imports and inventories for the periods presented:

                                                      Three Months Ended
                                                         September 30,
                                                     2001             2000
                                              ----------------------------------


U.S. Market Activity:
Average rig count                                    1,241              981
                                              ==================================

Average energy prices
 Oil per barrel (West Texas Intermediate)     $      26.96      $     30.62
                                              ==================================
 Natural gas per MCF (Average U.S.)           $       2.65      $      4.44
                                              ==================================

U.S. oil country tubular goods consumption
   (in thousands of tons)
 U.S. producer shipments                               627              511
 Imports                                               202              198
 Inventory (increase)/decrease                          30              (81)
 Used pipe                                              22               20
                                              ----------------------------------
   Total U.S. consumption                              881              648
                                              ==================================

Canadian Market Activity:
Average rig count                                      317              313
                                              ==================================

Average energy prices
 Natural gas per MCF (Alberta spot price)       $     2.53      $       3.55
                                              ==================================

Canadian oil country tubular goods consumption
   (in thousands of tons)
 Canadian producer shipments                           106              110
 Imports                                                62               62
 Inventory (increase)/decrease                          14               27
                                              ----------------------------------
   Total Canadian consumption                          182              199
                                              ==================================

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

According to published industry reports, average U.S. drilling increased by 26.5% for the quarter ended September 30, 2001, compared to the same quarter of the previous year. Natural gas drilling increased by 31.3%, while oil related drilling increased by 7.4%. The higher drilling levels for natural gas was primarily attributable to increases in natural gas prices during the year before natural gas prices began to fall in the latter part of the third quarter. Oil related drilling continued to increase even with the price of oil decreasing by 12.0% per barrel. Drilling levels peaked in July and then fell throughout the quarter, as the rig count at the end of the quarter was approximately 3.9% lower than the average rig count during the quarter.

According to published industry reports, average Canadian drilling increased by 1.3% for the quarter ended September 30, 2001, compared to the same quarter of the previous year. The relatively flat drilling levels were primarily attributable to decreases in commodity prices, with natural gas down 28.7%.

Imports into the U.S. increased 2.0%, with import market share declining from 30.6% during the third quarter of 2000 to 22.9% during the third quarter of 2001 due to the increase in drilling activity throughout the world. During the third quarter of 2001, U.S. producer shipments of OCTG increased 22.7% as compared to the comparable prior year period. During the third quarter of 2001, U.S. producer shipments were negatively impacted by industry inventory decreases that created an additional 3.4% of supply. During the third quarter 2000, U.S. producer shipments were favorably impacted by industry inventory increases that created an additional 12.5% of demand. Management believes that at September 30, 2001, industry inventories were below normal levels in relation to demand, as inventory months of supply decreased 7.4%, from 5.4 months at September 30, 2000 to 5.0 months at September 30, 2001.

As a result of the increased drilling activity, we estimate that total U.S. consumption increased by 36.0% in the third quarter of 2001, compared to the prior year quarter. During that same period, Maverick L.P.'s domestic shipments of OCTG increased 18.2% and Maverick L.P.'s export sales, primarily to Canada, decreased by 40.8%. We estimate that Maverick L.P.'s domestic OCTG market share decreased from 15.7% during the quarter ended September 30, 2000 to 15.1% during the quarter ended September 30, 2001.

Imports into Canada were flat, with import market share increasing from 31.2% during the third quarter of 2000 to 34.1% during the third quarter of 2001. During the third quarter of 2001, Canadian producer shipments of OCTG decreased by 3.6%. Overall, Canadian shipments in the third quarter 2001 were negatively impacted by the weather which led to weaker drilling activity than the third quarter of 2000.

As a result of a shift from drilling oil wells to more gas wells, we estimate that total Canadian consumption decreased by 8.5% in the third quarter of 2001, compared to the prior year quarter. During that same period, Prudential's
Canadian shipments of OCTG decreased 21.4%. We estimate that Prudential's Canadian OCTG market share decreased from 43.4% during the quarter ended September 30, 2000 to 35.3% during the quarter ended September 30, 2001.

Published information suggests that U.S. demand for line pipe increased during the third quarter of 2001 by an estimated 43.8% and domestic shipments increased by 48.7% as the import market share decreased from 34.0% to 31.8%. Canadian demand for line pipe decreased during the third quarter by an estimated 1.6% and domestic shipments fell by 14.7% due to less project work than in the third quarter of 2000. Import volumes dropped by 42.1% as the import market share decreased from 48.9% to 28.8%.

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

We estimate that the U.S. demand for structural tube products (commonly referred to as hollow structural sections or HSS) of the type we produce increased 5.0% during the third quarter of 2001 over the prior year period. Total U.S. producer shipments increased 4.8% as import market share increased from 24.9% to 25.0%. According to published reports, the U.S. standard pipe market demand decreased 9.8%. However, total domestic producer shipments decreased 25.8% as the import market share increased from 40.3% to 50.9%.

Pricing and Costs

Pricing of our products decreased over all our product lines during the third quarter of 2001. Pricing of U.S. energy and industrial products was down 4.9% and 13.4%, respectively compared to the prior year quarter. Pricing of Canadian energy and industrial products was down 6.2% and 10.2%, respectively compared to the prior year quarter. Part of the decline in Canadian selling prices is a result of the falling exchange rate between the U.S. and Canada dollar, which declined by 4.6% from the third quarter of 2000 to the third quarter of 2001.

U.S. steel costs included in cost of goods sold decreased during the third quarter of 2001 by 19.2%, compared to the quarter ended September 30, 2000. The current replacement cost of steel is approximately 7.8% lower than the cost recorded in cost of goods sold during the quarter due to recent price decreases implemented by our major supplier of steel. These price decreases reflect lower demand in the steel industry. Since August 10, 2001, our major supplier of steel implemented three price decreases totaling approximately 13.7%.

The same factors that have influenced steel costs and costs of goods sold in our U.S. operations have also affected the steel costs and cost of goods sold in our Canadian operations. Canadian cost of goods sold is lower in the current quarter as compared to the comparable prior year period. Recent price decreases will further decrease our cost of goods sold as these replacement costs are realized.

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

Government Duty Orders and Trade Cases

Historically, the U.S. government has imposed antidumping and countervailing duty orders on imports of oil country tubular goods imported from certain countries to offset unfair pricing and government subsidization, respectively. The Canadian government has imposed similar orders on imports into Canada. U.S. and Canadian orders may be revoked as a result of periodic "sunset reviews."

Since 1995, the U.S. government has been imposing duties on imports of various oil country tubular goods from Argentina, Italy, Japan, Korea and Mexico in response to antidumping and countervailing duty cases filed by several U.S. companies. In June 2001, the United States International Trade Commission ("ITC") conducted a sunset review of these orders and voted to continue them for five more years.

Since 1986, imports into Canada from the U.S., Korea, Japan and Germany have been subject to antidumping and countervailing duty orders. In July, 2001, the Canadian International Trade Tribunal ("CITT") voted to revoke these duties. The decision by the CITT is currently being appealed.

Periodically, we, along with other manufacturers similar to us, have petitioned the U.S. government for relief under Section 201 of the Trade Act of 1974. In February 2000, in response to petitions filed with the U.S. government by us and certain other line pipe producers, import relief was granted to the line pipe industry effective March 1, 2000. This relief is in the form of tariffs applied for three years to certain imports of line pipe from countries other than Canada and Mexico.

In June 2001, a Section 201 investigation was initiated with respect to the steel industry in general. The ITC announced on October 15, 2001 that it did not recommend any relief with respect to oil country tubular goods manufacturers, but did recommend a form of relief for steel producers and other segments of the pipe and tube business including our HSS products industry. Any relief would be subject to final review and possible modification by the President of the United States. If relief is provided to the steel producers, our cost of goods sold may increase and our ability to pass on to our U.S. OCTG customers such additional cost is uncertain.

RESULTS OF OPERATIONS

OVERALL COMPANY

Net sales of $135.9 million increased $1.1 million, or 0.8%, during the third quarter of 2001, compared to the prior year quarter. These results were primarily attributable to an increase of 7.8% in total product shipments, from 213,870 tons in the third quarter of 2000 to 230,633 tons in the third quarter of 2001. Overall average net selling prices decreased from the comparable quarter of the prior year by 6.5%, from an average of $630 per ton to $589 per ton.

Net sales of $423.9 million increased $33.8 million, or 8.7%, for the nine months ended September 30, 2001, compared to the prior year. These results were primarily attributable to an increase of 10.1% in total product shipments, from 635,717 tons for the nine months ended September 30, 2000 to 700,151 tons for the nine months ended September 30, 2001. Overall average net selling prices decreased from the comparable period of the prior year by 1.5%, from an average of $614 per ton to $605 per ton.

Cost of goods sold of $109.3 million decreased $9.9 million, or 8.3%, during the third quarter of 2001 over the comparable prior year period. Overall unit cost per ton of products sold decreased from the comparable quarter of the prior year by 14.9%, from an average of $557 per ton to $474 per ton. This decrease was primarily due to the decrease in steel costs. See "Overview."

Cost of goods sold of $335.3 million decreased $5.7 million, or 1.7%, for the nine months ended September 30, 2001 compared to the prior year. The decrease was primarily due to the lower steel costs partially offset by an increase in product shipments. See "Overview." Overall unit cost per ton of products sold decreased from the comparable period of the prior year by 10.6%, from an average of $536 per ton to $479 per ton.

The Company earned a gross profit of $26.6 million during the third quarter of 2001, compared to a gross profit of $15.6 million in the prior year period. Gross profit per ton was $115 per ton as compared to $73 per ton in the comparable prior year period. Gross profit per ton was significantly impacted by the lower steel costs offset by lower selling prices. Gross profit, as a percentage of net sales, was 19.5% for the three month period ended September 30, 2001, compared to a gross profit, as a percentage of net sales, of 11.6% for the prior year period.

The Company earned a gross profit of $88.6 million for the nine months ended September 30, 2001, compared to a gross profit of $49.2 million in the prior year period. Gross profit per ton was $127 per ton as compared to $77 per ton in the comparable prior year period. Gross profit per ton was significantly impacted by the lower steel costs. Gross profit, as a percentage of net sales, was 20.9% for the nine month period ended September 30, 2001, compared to a gross profit, as a percentage of net sales, of 12.6% for the prior year period.

Selling,  general and  administrative  expenses  increased by $2.7  million,  or
46.6%, in the third quarter of 2001 compared to the prior year period. The Company recorded a charge of $1.5 million to selling, general and administrative expenses in connection with an unsuccessful acquisition during the quarter ended September 30, 2001. Additional expenses associated with the increased sales volume and incentive compensation also impacted selling, general and administrative expenses. Selling, general and administrative expenses, less the unsuccessful acquisition charge, as a percentage of net sales in the third quarter of 2001 were 5.2% compared to 4.3% for the comparable prior year period.

Selling, general and administrative expenses increased by $5.2 million, or 29.8%, for the nine months ended September 30, 2001 compared to the prior year period. The Company recorded a charge of $1.5 million to selling, general and administrative expenses in connection with an unsuccessful acquisition during the nine months ended September 30, 2001. Additional expenses associated with the increased sales volume and incentive compensation also impacted selling, general and administrative expenses. Selling, general and administrative expenses, less the unsuccessful acquisition charge, as a percentage of net sales for the nine months ended September 30, 2001 was 5.0% compared to 4.5% for the comparable prior year period.

During October 1999, we acquired the equipment for and began the construction of a new large diameter pipe and tubing facility adjacent to our existing facilities in Hickman, Arkansas. We incurred net manufacturing costs of $1.1 million and $615,000 for the nine months ended September 30, 2001 and 2000, respectively, related to the commencement of operations at this facility. These costs were primarily salary and related costs for the production personnel prior to the fully integrated operations of the facility. These start-up costs were included in Maverick Tube L.P.'s segment operating income for the nine months ended September 30, 2001 and 2000.

On September 22, 2000, the business combination with Prudential Steel Ltd was completed. As this transaction was accounted for as a pooling of interests, we recorded a pre-tax charge of $11.3 million ($9.4 million after tax) during the third quarter of 2000 for direct and severance costs associated with the transaction.

Interest expense increased by $66,000, or 9.0%, in the third quarter of 2001 over the prior year period. Interest expense increased by $233,000, or 10.8%, for the nine months ended September 30, 2001 over the prior year period. This was due to higher average borrowings during the third quarter offset by lower interest rates. Our debt to capitalization ratio decreased from 29.8% at December 31, 2000 to 24.0% at September 30, 2001, primarily due to payments on the short-term revolving credit facility.

The provision for income taxes was $5.8 million for the third quarter of 2001, compared to the prior year's provision of $1.3 million. The provision for income taxes was $21.4 million for the nine months ended September 30, 2001, compared to the prior year's provision of $9.0 million. The increase in the provision was due to the increase in pre-tax income generated during fiscal 2001 partially offset by a decrease in the effective tax rate. The effective tax rate is lower in 2001 when compared to 2000 due to non-deductible transaction costs associated with the combination with Prudential in 2000.

As a result of the increase in shipments and the other factors discussed above, the Company generated net income from continuing operations of $11.5 million in the third quarter of 2001, an increase of $15.6 million from the comparable prior year period. The Company generated net income from continuing operations of $40.9 million for the nine months ended September 30, 2001, an increase of $32.3 million from the comparable prior year period.

During the first quarter of 2001, the Company enacted a plan to dispose of the Cold Drawn Tubular ("DOM") business by the end of 2001. The Company recorded a loss on disposal of the DOM operation of $11.2 million including the loss on operations to the measurement date of $957,000 and a loss on disposal of $10.2 million. No changes were made to the estimated losses in the third quarter of 2001.

The Company generated net income of $11.5 million in the third quarter of 2001, an increase in net income of $16.6 million from the comparable prior year period. Net income for the nine months ended September 30, 2001 was $29.7, an increase in net income of $23.0 million from the comparable prior year period.

MAVERICK TUBE L.P.  SEGMENT

Maverick Tube L.P. ("Maverick L.P."), a wholly owned subsidiary of the Company, is responsible for our operations in Hickman, Arkansas and Conroe, Texas. Prudential, is responsible for our operations in Calgary, Alberta and Longview, Washington.

Maverick L.P.'s sales of $89.5 million increased $10.6 million, or 13.4%, for the third quarter of 2001, compared to the prior year period. Comparing these two periods, Maverick L.P.'s overall shipments increased 25,473 tons, or 19.8%, from 128,383 tons to 153,856 tons. Energy shipments increased 24,060 tons due to the U.S. rig count increasing from 981 active rigs to 1,241 active rigs, while industrial products shipments increased 1,413 tons. Overall average net selling prices for Maverick L.P. decreased from the comparable quarter of the prior year by 5.4%, from an average of $615 per ton to $582 per ton. Energy selling prices decreased 4.9% from $673 per ton to $640 per ton. The decrease in energy selling prices was primarily due to a lower priced mix of energy products. Industrial selling prices decreased 14.1%, from an average of $467 per ton to $401 per ton. The decrease in industrial selling prices was primarily due to falling steel prices. See "Overview."

Maverick L.P.'s sales of $266.8 million increased $50.7 million, or 23.5%, for the nine months ended September 30, 2001, compared to the prior year period. Maverick L.P.'s shipments increased 76,192 tons, or 20.6%, from 369,243 tons to 445,435 tons. Energy sales increased 74,254 tons due to the U.S. rig count increasing from 866 active rigs to 1,207 active rigs. Industrial products sales increased 1,938 tons. Overall average net selling prices for Maverick L.P. increased from the period of the prior year by 2.4%, from an average of $585 per ton to $599 per ton. This increase resulted from selling a larger mix of energy products. Energy selling prices increased 3.4% from $640 per ton to $662 per ton. Industrial selling prices decreased 9.4%, from an average of $459 per ton to $416 per ton. The increase in energy selling price was primarily due to improved market conditions. The decrease in industrial selling prices was primarily due to falling steel prices. See "Overview."

Maverick L.P.'s cost of goods sold of $75.8 million increased $6.9 million, or 10.0%, for the third quarter of 2001, compared with the prior year period. The increase was primarily due to increased product shipments partially offset by lower steel costs. See "Overview." The gross profit for Maverick L.P. of $13.7 million for the quarter ended September 30, 2001 compares to a gross profit of $10.0 million for the prior year period. See "Overview." The gross profit per ton was $89 per ton as compared to $78 per ton in the comparable prior year period. The increase in gross profit per ton over the two quarters was impacted by a less rich mix of energy products which caused weaker selling prices, better fixed cost absorption and decreased steel costs. Maverick L.P.'s gross profit margin percentage was 15.3% for the quarter ended September 30, 2001, compared to a gross profit margin percentage of 12.7% for the prior year period.

Maverick L.P.'s cost of goods sold of $218.5 million increased $25.0 million, or 12.9%, for the nine months ended September 30, 2001, compared with the prior year period. The increase was primarily due to increased product shipments partially offset by lower steel costs. See "Overview." The gross profit for Maverick L.P. of $48.3 million for the nine months ended September 30, 2001 compares to a gross profit of $22.7 million for the prior year period. See "Overview." The gross profit per ton was $108 per ton as compared to $62 per ton in the comparable prior year period. Gross profit per ton compared over the two periods was positively impacted by strengthening selling prices, better fixed cost absorption and decreased steel costs. Maverick L.P.'s gross profit margin percentage was 18.1% for the nine months ended September 30, 2001, compared to a gross profit margin percentage of 10.5% for the prior year period.

PRUDENTIAL SEGMENT

Prudential's sales of $46.4 million decreased $9.5 million, or 17.0%, for the third quarter of 2001, compared with the prior year period. Prudential's overall shipments decreased 8,710 tons, or 10.2%, from 85,487 tons to 76,777 tons. Energy sales decreased 6,453 tons due to the shift in drilling gas wells at a more shallow depth in the third quarter of 2001 compared to the same period in the prior year. Industrial products sales decreased 2,257 tons. Overall average net selling price for Prudential decreased 7.5% from the comparable quarter of the prior year from an average of $653 per ton to $604 per ton. Energy selling prices decreased 6.3% from $704 per ton to $660 per ton. The decrease in energy selling prices is primarily due to a less rich mix of energy products and falling exchange rates. Industrial selling prices decreased by 10.3% from $446 per ton to $400 per ton. These decreases were primarily due to the impact of lower hot rolled steel costs.

Prudential's sales of $157.1 million decreased $16.9 million, or 9.7%, for the nine months ended September 30, 2001, compared with the prior year period. Prudential's overall shipments decreased 11,758 tons, or 4.4%, from 266,474 tons to 254,716 tons. Energy sales decreased 10,822 tons due to the shift in drilling gas wells at a more shallow depth in the third quarter of 2001 compared to the same period in the prior year. Industrial products sales decreased 936 tons.
Overall average net selling price for Prudential decreased 5.5% from the comparable period of the prior year from an average of $653 per ton to $617 per ton. Energy selling prices decreased 4.8% from $711 per ton to $677 per ton. The decrease in energy selling prices is primarily due to a less rich mix of energy products and falling exchange rates. Industrial selling prices fell by 10.6% from $471 per ton to $421 per ton. These decreases were primarily due to the impact of lower hot rolled steel costs.

Prudential's cost of goods sold of $33.5 million decreased $16.8 million, or 33.4%, in the third quarter of 2001 from the prior year period. The decrease was primarily due to decreased in product shipment and a decrease in steel costs. See "Overview." Gross profit for Prudential of $12.9 million for the quarter ended September 30, 2001 compares to a gross profit of $5.6 million for the prior year period. Gross profit per ton was $168 per ton as compared to $66 per ton in the comparable prior year period. Lower steel costs provided the major impact on the gross profit margin per ton, partially offset by lower selling prices per ton. Prudential's gross profit margin percentage was 27.8% for the quarter ended September 30, 2001, compared to a gross profit margin percentage of 10.0% during the prior year period.

Prudential's cost of goods sold of $116.8 million decreased $30.7 million, or 20.8%, for the nine months ended September 30, 2001 from the prior year period. The decrease was primarily due to decreased steel costs. Gross profit for Prudential of $40.3 million for the nine months ended September 30, 2001 compares to a gross profit of $26.5 million for the prior year period. Gross profit per ton was $158 per ton as compared to $99 per ton in the comparable prior year period. Lower steel costs provided the major impact on the gross profit margin per ton, partially offset by lower selling prices per ton. Prudential's gross profit margin percentage was 25.7% for the nine months ended September 30, 2001, compared to a gross profit margin percentage of 15.2% during the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 30, 2001 was $140.4 million and the ratio of current assets to current liabilities was 2.6 to 1.0, compared to December 31, 2000 when working capital was $118.8 million and the ratio of current assets to current liabilities was 2.2 to 1.0. The increase in working capital for the nine months ended September 30, 2001 was principally due to a $29.8 million increase in inventory offset by a $14.8 million decrease in accounts receivable. The above changes were primarily due to slower sales in September leading to a decrease in accounts receivable and an increase in inventory. Cash provided by operating activities was $44.2 million for the nine months ended September 30, 2001.

Cash used in investing activities was $19.4 million for the nine months ended September 30, 2001, primarily for the construction and equipping of our new large diameter pipe and tubing facility and our new coating facility of $5.9 million.

Cash used by financing activities was $27.7 million for the nine months ended September 30, 2001. Outstanding borrowings on our long-term revolving credit facility increased $1.7 million and outstanding borrowings on our short-term revolving credit facility decreased $19.5 million. In response to the Emergency Order Pursuant to Section 12(k)(2) of the Securities Exchange Act of 1934, the Company purchased 1.2 million shares of its stock during the third quarter ended September 30, 2001 in the amount of $11.5 million.

Cash provided by discontinued operations was $1.8 million for the nine months ended September 30, 2001.

Our capital budget for 2001 is $20.2 million, of which $14.5 million was expended during the nine months ended September 30, 2001. As of September 30, 2001, we had an additional $4.0 million committed for the purchase of equipment. The capital budget includes $5.5 million for the enhancement of our new large diameter pipe and tubing facility and $3.5 million for the construction of a coating facility, both of which are adjacent to our existing facilities in Hickman, Arkansas.

We have three revolving credit facilities. The short-term revolving credit facility is with a Canadian financial institution, the operating line of credit is with a U.S. financial institution and the long-term revolving credit facility is with a group of U.S. financial institutions. The short-term facility is a $25.3 million (C$40.0 million) unsecured demand operating credit facility. This facility is considered to be short-term and is included in our current liabilities. The operating line of credit is a $5.0 million facility, which is used to fund the working capital requirements of the Longview, Washington operation. It is secured by letters of credit drawn on the Canadian bank and any borrowings on the U.S. operating line reduce the availability of the short-term revolving credit facility. As of September 30, 2001, the applicable interest rate on the U.S. operating line and the short-term facility was 6.25% and 5.25% per annum, respectively, and we had $24.0 million in additional available borrowings on the short-term facility.

The long-term revolving credit facility is an $80 million facility, which is used to fund the working capital requirements of Maverick. The long-term revolving credit facility bears interest at prime, Federal Funds rate plus 0.5% or the LIBOR rate, adjusted by an interest margin, depending upon certain financial measurements. The long-term revolving credit facility is secured by certain accounts receivable, inventories and equipment and will expire on January 1, 2004. As of September 30, 2001, the applicable interest rate on this credit facility was 4.61% per annum and we had $14.9 million in additional available borrowings. As of September 30, 2001, we had $917,000 in cash and cash equivalents.

We believe that our existing cash, short-term investments, cash expected to be provided by operating activities and available bank credit facilities will be sufficient to fund our working capital needs for the foreseeable future.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the pooling-of-interests method is no longer permitted, and goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company does not expect the implementation of FAS 141 and 142 to have an impact on its financial statements as the Company does not have any goodwill as of September 30, 2001 and 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk to the extent we borrow against our credit facilities with variable interest rates. At September 30, 2001, approximately $65.0 million of our debt, consisting of borrowings outstanding under our long-term revolving credit facility and short-term revolving credit facility, bears interest at variable rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two-percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense for the nine months ended September 30, 2001, would have increased by approximately $975,000. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

We are also subject to commodity price risk with respect to purchases of steel. Purchased steel represents approximately two-thirds of our costs of goods sold. As a result, the steel industry, which is highly volatile and cyclical in nature, affects and will affect our business both positively and negatively. Numerous factors, most of which are beyond our control, drive the cycles of the steel industry and influence steel prices including general economic conditions, industry capacity utilization, import duties and other trade restrictions and currency exchange rates. Changes in steel prices have had and will have a significant impact on the margin levels of our products.

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

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


ITEM 5.  INFORMATION

During the third quarter of 2001, we provided loans to certain of our key employees to fund their exercise of certain stock options that were set to expire. The loans are evidence by promissory notes, the form of which is included herewith as Exhibit 10.3.

The International Association of Machinists and Aerospace Workers, Woodworkers Local Lodge 536, AFL-CIO has been selected to represent all full-time and regular part-time production and maintenance workers employed by Prudential Steel, Inc. at our Longview, Washington, facility; excluding all office and clerical employees, professional employees, managerial employees, guards and supervisors. The Company is currently bargaining with Local 536 with respect to a collective bargaining agreement.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit No.       Description
         -----------       -----------

         10.1 Amending Letter to the Letter Agreement dated December 27, 2000 between Prudential Steel Ltd. and Royal Bank of Canada.

         10.2 Waiver Letter to the Amended and Restated Secured Credit Agreement among the Registrant and Harris Trust and Savings Bank as Agent dated as of December 28, 2000.

         10.3 Form of Secured Note Agreement among certain employees of Maverick Tube Corporation and Maverick Tube Corporation.

(b)      Reports on Form 8-K.

         On July 18, 2001, the Company filed a Report on Form 8-K containing certain historical financial information utilized by analysts and investors.

         On September 10, 2001 the Company filed a Report on Form 8-K containing slide show presentations to be given to certain individual and institutional investors.

         On September  19,  2001  the  Company  filed a  Report  on Form  8-K
         containing  a  press  release  disclosing   certain   information
         relating to its third quarter operating results.

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


                                          Maverick Tube Corporation
                                          -------------------------
                                               (Registrant)



Date:  November 7, 2001   /s/ Gregg Eisenberg
                          ------------------------------------------------------
                          Gregg Eisenberg, President and Chief Executive Officer
                                   (Principal Executive Officer)


Date:  November 7, 2001   /s/ Pamela Boone
                          ------------------------------------------------------
                          Pamela Boone, Chief Financial Officer
                                   (Principal Financial Officer)

                                  EXHIBIT INDEX


EXHIBIT NO.   DESCRIPTION
-----------   -----------

10.1 Amending Letter to the Letter Agreement dated December 27, 2000 between Prudential Steel Ltd. and Royal Bank of Canada.

10.2 Waiver Letter to the Amended and Restated Secured Credit Agreement among the Registrant and Harris Trust and Savings Bank as Agent dated as of December 28, 2000.

10.3 Form of Secured Note Agreement among certain employees of Maverick Tube Corporation and Maverick Tube Corporation.

                                                                    Exhibit 10.1


Y.P. (Yvonne) Sugimoto                     Royal Bank of Canada
Senior Account Manager                     Business Banking Centre
Commercial Markets                         11th Floor, 335 - 8th Avenue S.W.
                                           Calgary, Alberta  T2P 1C9

                                           Transit:  00829
                                           Tel.:  (403) 292-3896
                                           Fax:  (403) 292-3154
                                           E-mail: yvonne.sugimoto@royalbank.com

October 16, 2001

Prudential Steel Ltd.
1800, 140 4th Avenue S.W.
Calgary, Alberta
T2P 3N3

Attention:   Mr. Fred Rea, Vice President, Finance

Dear Sirs:

Re:      Amending Letter to the Letter Agreement dated December 27, 2000

We refer to the Letter Agreement dated as of December 27, 2000 between Prudential Steel Ltd. as the Borrower, and Royal Bank of Canada as the Lender (the "Letter Agreement"), and in particular to certain Definitions as outlined on Schedule B of the Letter Agreement. Other than as outlined below, terms and expressions defined in the Letter Agreement, which are used and not otherwise defined herein, shall have the same meanings ascribed to them in the Letter Agreement.

This letter will confirm the following amendments and additions to the Definitions outlined in Schedule B of the Letter Agreement:

Permitted Financial Assistance means:

a) a cash payment for goods and services which is made in the ordinary course of business by the Borrower to any of its Associates; provided the amount of any such payment is not greater than the fair market value of the goods and services for which such payment is made; and

b) financial assistance will not at any time be in excess of an aggregate amount of US$7,500,000 which will include a maximum of US$5,000,000 to be made available to Prudential Steel Inc. and a maximum of US$2,500,000 to be made available to Maverick Tube Corporation et al. In addition, the Lender will allow the Borrower to advance up to a maximum of US$10,000,000 to Maverick Tube Corporation on September 19, 2001, with repayment to be made before October 19, 2001 to comply with the covenant cap of US$2,500,000.

Equity means the total of share capital, contributed surplus and retained earnings.

REPRESENTATIONS AND WARRANTIES

(a) The Borrower represents and warrants to the Bank that consolidated Equity will be greater than or equal to Cdn$145,000,000 after any Permitted Financial Assistance payments.

(b) Maverick Tube Corporation represents and warrants to the Bank that the repayment of any Permitted Financial Assistance payments to the Borrower does not constitute an event of default or breach of covenant under any agreements with any of its lenders.

All other terms and conditions outlined in the Letter Agreement dated as of December 27, 2000 remain unchanged.

Please confirm your acceptance of this agreement by signing the attached copy of this letter in the space provided below and returning it to the undersigned.

Yours truly,

/s/ Yvonne Sugimoto
-----------------------------------------------

Agreed to and accepted this 16 day of October, 2001.


Prudential Steel Ltd.

By: /s/ Darren Flack
-----------------------------------------------
Name Darren Flack
Title: Corporate Controller

By: /s/ Fred Rea
-----------------------------------------------
Name Fred Rea
Title: Vice President - Chief Financial Officer

I/We have authority to bind the Corporation.


Maverick Tube Corporation

By: /s/ Pamela G. Boone
------------------------------------------------
Name Pamela G. Boone
Title: Chief Financial Officer

I/We have authority to bind the Corporation.

                                                                    Exhibit 10.2

                                    September 19, 2001

Maverick Tube Corporation
16401 Swingley Ridge Road
Suite 1700
Chesterfield, Missouri 63017

         Re:                        Waiver Letter and Consent

Ladies and Gentlemen:

We refer to the Amended and Restated Secured Credit Agreement (the "Credit Agreement") dated as of December 28, 2000 among you, the Banks party thereto and the undersigned. All capitalized terms used herein without definition shall have the same meaning as such terms have in the Credit Agreement.

Section 7.13 of the Credit Agreement provides, among other things, that the Borrower may pay cash dividends on its common stock and may purchase its capital stock in an aggregate amount for all such dividends and purchases in each fiscal year of the Borrower not to exceed the lesser of (a) $6,000,000 and (b) 50% of Consolidated Net Income for the most recently completed fiscal year. The Borrower has asked the Required Banks to waive, and the Required Banks hereby waive, the restrictions contained in Section 7.13 of the Credit Agreement to the extent necessary to permit the Borrower to repurchase its capital stock in an aggregate amount for all such purchases of not to exceed $12,000,000 during the Borrower's fiscal year ending December 31, 2001.

Except as expressly waived herein, the Credit Agreement shall continue to be in full force and effect in accordance with its original terms and conditions.

                                         HARRIS TRUST AND SAVINGS BANK, as Agent

                                         By: /s/ Haig C. Garabedian
                                         ---------------------------------------
                                         Its Vice President

                                         U.S. BANK NATIONAL ASSOCIATION

                                         By:
                                         ---------------------------------------
                                         Its

                                         BANK OF AMERICA, N.A.

                                         By: /s/ Kevin L. Handley
                                         ---------------------------------------
                                         Its Vice President

                                                                    Exhibit 10.3

                                 (FORM OF NOTE)
                                 PROMISSORY NOTE

$(dollar amount)                                                          (date)
St. Louis County, Missouri

Maverick Tube Corporation ("Maverick") previously granted (amount) options to its' valued employee (employee name) for the purchase of Maverick common stock. At this time (employee name) has chosen to exercise his/her option to purchase said stock. To assist (employee name) in exercising the purchase of said stock options, Maverick is loaning him/her the amount of $(dollar amount) which represents the sum of the option exercise price times the number of option shares, plus applicable withholding tax.

In consideration of Maverick's loan to him/her, (employee name), an individual (the "Undersigned") hereby promises to pay to the order of Maverick Tube Corporation ("Holder") at 16401 Swingley Ridge Road, Suite 700, Chesterfield, Missouri 63017, the sum of (dollar amount) ($dollar amount). This Note shall bear interest at a rate of six percent (6%) per annum.

Payment shall due upon the earlier of:

a)       The sale of the stock purchased via the use of the loaned funds, or;
b)       September 18, 2003.

Undersigned shall have the privilege of prepaying the principal under this Note in whole or in part, without penalty or premium at any time.

Undersigned shall pay upon demand any and all expenses, including reasonable attorney fees, incurred or paid by Holder of this Note without suit or action in attempting to collect funds due under this Note. In the event an action is instituted to enforce or interpret any of the terms of this Note, including but not limited to any action or participation by Undersigned in, or in connection with, a case or proceeding under the Bankruptcy Code or any successor statute, Holder shall be entitled to recover all expenses reasonably incurred at, before and after trial and on appeal or review, whether or not taxable as costs, including, without limitation, attorney fees, witness fees (expert and otherwise), deposition costs, copying charges and other expenses.

Upon default of payment by Undersigned to Holder, the unpaid principal and interest due shall be at once due and payable. If default shall occur the unpaid principal and interest due shall bear default interest at a rate equal to the prime interest rate of Harris Bank and Trust Company. Default interest shall be based upon a 365 day year and compounded daily.

All parties to this Note hereby waive presentment, dishonor, notice of dishonor, and protest. All parties hereto consent to, and Holder is hereby expressly authorized to make, without notice, any and all renewals, extensions, modifications, or waivers of the time for or the terms of payment of any sum or sums due hereunder, or under any documents or instruments relating to or securing this Note, or of the performance of any covenants, conditions or agreements hereof or thereof or the taking or release of collateral securing this Note, if any. Any such action taken by Holder shall not discharge the liability of any party to this Note.

No delay or failure on the part of Maverick to exercise any power or right under this Note shall operate as a waiver thereof, nor shall a partial exercise of such power or right preclude full exercise thereof. No power or right of Maverick shall not affect the validity and enforceability of the remaining provisions of this Note.

This Note is governed by the laws of the State of Missouri. Any action brought under or pursuant to this Note shall be brought in a State or Federal District court in the State of Missouri, and the parties consent to suit in such forum and waive their right to contest the jurisdiction of the court.


STATE OF          )
                         )SS
COUNTY OF         )

On this ( ) day of September, 2001, the undersigned Notary Public, in and for said County appeared ( ), to me personally known to be the person described in and who executed the foregoing instrument and acknowledged he signed this instrument as the free act and deed of said Corporation.


                                            Notary  Public

Commission Expires: