Form 10-K
period 2001-12-31
MAVERICK TUBE CORPORATION
filed 2002-03-13
CIK 869087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2001.
                                       OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________.

                        COMMISSION FILE NUMBER 001-10651

                            MAVERICK TUBE CORPORATION
                            16401 Swingley Ridge Road
                                  Seventh Floor
                          Chesterfield, Missouri 63017
                                 (636) 733-1600

           DELAWARE                                     43-1455766
--------------------------------------------------------------------------------
(State or other  jurisdiction               (I.R.S. Employer Identification No.)
 of incorporation or organization)

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

As of March 4, 2002, there were 32,812,036 shares of Registrant's common stock (including 3,734,965 shares of exchangeable shares) were outstanding. The approximate market value of voting stock held by non-affiliates of the Registrant (including exchangeable shares) was $464,218,063 (based upon the closing price for shares of the Registrant's common stock as reported on the New York Stock Exchange on that date).

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Shareholders for its calendar year ended December 31, 2001 are incorporated by reference into Part I, Part II and Part IV of this Annual Report on Form 10-K where indicated.

(2) Portions of the Registrant's Proxy Statement relating to the Registrant's 2002 Annual Meeting of Shareholders, to be held on May 2, 2002, are incorporated by reference into Part III of this Form 10-K where indicated.

                            MAVERICK TUBE CORPORATION

                                      INDEX

                                     PART I.

Item 1.       Business
               General
               Risk Factors
               The Products We Produce
               Our Business Strategy
               The Energy Pipe Industry
               Industrial Industry
               Discontinued Operations
               Raw Materials
               Employees
Item 2.       Properties
Item 3.       Legal Proceedings
Item 4.       Submission of Matters to a Vote of Security Holders
Item 4A.      Executive Officers of the Registrant

                                    PART II.

Item 5.       Market for Registrant's Common Equity and Related Stockholder
               Matters
Item 6.       Selected Financial Data
Item 7.       Management's Discussion and Analysis of Financial Condition and
               Results of Operations
Item 7A.      Quantitative and Qualitative Disclosure About Market Risk
Item 8.       Financial Statements and Supplementary Data
Item 9.       Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure

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

                                    PART IV.

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

Exhibit Index

                                     PART I

ITEM 1  Business

GENERAL

We make forward-looking statements in this Form 10-K and in our public documents that are incorporated by reference, which represent our expectations or beliefs about future events and financial performance. You can identify these statements by forward-looking words such as "expect," "believe," "anticipate," "goal," "plan," "intend," "estimate," "may," "will" or similar words. Forward-looking statements are subject to known and unknown risks, uncertainties and assumptions.

As used herein, Maverick Tube Corporation and its direct and indirect wholly-owned subsidiaries are collectively referred to as the "Company," whereas "Maverick" is the Company exclusive of its subsidiary Prudential Steel Ltd. ("Prudential") and its direct and indirect subsidiaries. Also, unless the context otherwise requires, the terms "we," "us" and "our" refers to the Company.

We are a leading North American producer of tubular steel products used in energy and industrial applications. Maverick is the largest producer of oil country tubular goods (OCTG) and line pipe products for use in newly drilled oil and gas wells and for transporting oil and natural gas. These products are primarily sold to distributors in the United States and Canada. Maverick will be expanding into coiled tubing products with its acquisition of Precision Tube Technology, Inc. Coiled tubing products are primarily used in maintaining existing wells but are also used in completing new wells. These products are sold to service companies throughout North America and internationally. OCTG, line pipe and coiled tubing will comprise our energy product line. We also manufacture structural tubing (hollow structural sections, or HSS), standard pipe and pipe piling. These products are sold to service centers, fabricators and end-users and comprise our industrial product line. During calendar 2001, energy products accounted for approximately 85% of our total revenues.

We were incorporated in Missouri in 1977 and reincorporated in Delaware in 1987. Our principal executive offices are located at 16401 Swingley Ridge Road, Seventh Floor, Chesterfield, Missouri 63017 and our phone number is (636) 733-1600.

RISK FACTORS

You should carefully consider the following risk factors and other information contained or incorporated by reference in this annual report before purchasing shares of our common stock. Investing in our common stock involves risk. If any of the events described in the following risk factors occur, our business and financial condition could be seriously harmed. In addition, the trading price of our common stock could decline due to the occurrence of any of such events, and you may lose all or part of your investment.

Fluctuations in oil and natural gas prices could adversely affect us because we sell a significant portion of our products to the energy industry.
--------------------------------------------------------------------------------

Our principal products consist of oil country tubular goods and line pipe. Sales of these products to the energy industry constitute the most significant source of our revenue. In fact, revenues from the sale of oil country tubular goods and line pipe to the energy industry accounted for approximately 85% and 80% of our revenues for the years ended December 31, 2001 and 2000, respectively. Demand for these products depends primarily upon the number of oil and natural gas wells being drilled, completed and worked over in the United States and Canada and the depth and drilling conditions of these wells. The level of these activities is primarily dependent on current and anticipated oil and natural gas prices. Many factors, such as the supply and demand for oil and natural gas, general economic conditions and global weather patterns affect these prices. As a result, future levels and volatility of oil and natural gas prices are uncertain.

The level of imports of oil country tubular goods into the United States and Canadian markets, which has been reduced by trade relief now in place, will impact demand and pricing for our products.
--------------------------------------------------------------------------------

The level of imports of oil country tubular goods, which has varied significantly over time, affects the United States and Canadian oil country tubular goods markets. High levels of imports reduce the volume sold by domestic producers and tend to suppress selling prices, both of which would have an adverse impact on our business. We believe that United States and Canadian import levels are affected by, among other things:

o United States, Canadian and overall world demand for oil country tubular goods;

o   the trade practices of and government subsidies to foreign producers and

o   the presence or absence of antidumping and countervailing duty orders.

Antidumping and countervailing duty orders require special duties to be imposed in amounts designed to offset unfair pricing and government subsidization, respectively. In the United States, once an order is in place, foreign producers, importers, domestic producers and other parties may request an "administrative review" on a yearly basis to determine the duty rates to be applied to imports during subsequent years, as well as the duty deposit rates for future imports from the companies covered by the review. In addition, a company that did not ship to the United States during the original period examined by the United States government may request a "new shipper review" to obtain its own duty rate on an expedited basis.

United States antidumping and countervailing duty orders may be revoked as a result of periodic "sunset reviews." An individual importer may also obtain revocation application only to itself under certain circumstances. In June 2001, the United States government completed sunset reviews of the orders covering Argentina, Italy, Japan, Korea and Mexico and kept those orders in place. However, those orders remain subject to future periodic sunset reviews. If the orders covering imports from Argentina, Italy, Japan, Korea and Mexico are revoked in full or in part or the duty rates lowered, we could be exposed to increased competition from imports that could have a material adverse effect on our United States business.

Since 1986, imports of certain oil country tubular goods into Canada from the United States, Korea, Japan and Germany have been restricted by the existence of antidumping and countervailing duty orders. Following a sunset review process, the orders, to the extent applicable to imports of carbon grade casing from the United States and Korea into Canada, expired in June 2001. As a result, the requirement that an importer obtain "normal values" for these products was not continued. The expiration of this ruling is expected to result in downward pressure on the selling price of these products in Canada.

The volatility and cyclical nature of steel prices may adversely affect our business.
--------------------------------------------------------------------------------

Purchased steel currently represents slightly more than two-thirds of our cost of goods sold. As a result, the steel industry, which is highly volatile and cyclical in nature, affects our business both positively and negatively. Numerous factors, most of which are beyond our control, drive the cycles of the steel industry and influence steel prices. Some of these factors are:

o   general economic conditions; o industry capacity utilization;

o   import duties and other trade restrictions and

o   currency exchange rates.

Changes in steel prices can affect the pricing and gross margin levels of our products. With respect to industrial products, we intend to seek to recover any increase in steel costs by attempting to increase the price of our products. However, increases in the prices of our products often do not fully compensate for steel price increases and generally lag several months behind increases in steel prices. Prices of energy products move in conjunction with demand for those products and are not necessarily related to changes in steel costs. This could result in an inability to recover steel cost increases on those products during poor energy market conditions. Consequently, we typically have a limited ability to recover increases in steel costs.

In November 2001, the International Trade Commission (ITC) recommended to the President of the United States that a Section 201 case for steel and all steel products, with the exception of oil country tubular goods products, be supported with a wide scale program of quotas and duties. The President's remedy plan released on March 5, 2002, provides a three year program of quotas and tariffs covering a wide range of imported steel products. Of specific interest to the Company's business, imported flat rolled products including hot rolled steel coils are subject to a 30% tariff in year one, a 24% tariff in year two and an 18% tariff in year three. This plan will likely result in an increase in the cost of foreign imported hot rolled steel and steel products. This, in turn, could significantly increase the cost of our purchased steel. We have already experienced some steel price increases that we believe were caused by the ITC's recommendation. For example, our major supplier of steel increased our steel prices by $20 per ton in January 2002 and plans to implement another price increase in April 2002. The plan would not affect imports of oil country tubular goods. Accordingly, we would expect additional competition from foreign imports of oil country tubular goods products in the United States. We, together with other domestic oil country tubular goods providers, are presently considering pursuing similar relief for oil country tubular goods. We cannot give any assurance that we will be successful in obtaining such relief. Moreover, even if we can obtain significant relief from foreign import competition, we would not expect significant benefits from any relief for approximately nine months to one year from the time we initially file a case with the ITC.

Industry inventory levels affect our sales and net income.
--------------------------------------------------------------------------------

Industry inventory levels of our products, particularly oil country tubular goods, can change significantly from period to period. These changes can have a direct adverse effect on the demand for new production of energy and industrial products when customers draw from inventory rather than purchase new products. We believe currently that industry-wide oil country tubular goods inventory is moderately above normal levels in relation to current demand. Additionally, months of supply of inventory, which defines the level of inventory in terms of monthly consumption, also appears to be moderately above historical levels. Material increases in months of supply of inventory can have an adverse impact on us.

We may have difficulty integrating acquired businesses and may be exposed to certain operational risks.
--------------------------------------------------------------------------------

We have agreed to purchase all of the capital stock of Precision Tube Holding Corporation with the expectation that the stock purchase would result in certain benefits, including entering into the coiled pipe market and increasing our operational efficiencies. Achieving the benefits of this contemplated acquisition and future acquisitions will depend upon the successful integration of the acquired businesses into our existing operations. We cannot assure you that we will be successful in integrating the businesses of Precision or of any other business acquired by us in the future into our current businesses. The integration risks associated with these acquisitions include, but are not limited to:

o integrating the operations of newly acquired companies requires a substantial amount of our management's attention;

o difficulties associated in assimilating the technology, including billing and customer information systems and

o any significant loss of key personnel of Precision or of any future acquired business could lead to disruption in the integration of the acquired business.

We cannot assure you that we will be able to successfully overcome the risks associated with our integration efforts with respect to Precision and future acquisitions. There is a risk that the costs of integration could have a material adverse effect on our operating results.

We regularly evaluate potential acquisition opportunities to support and strengthen our business. We cannot be sure that we will be able to locate suitable acquisition candidates, acquire candidates on acceptable terms or integrate acquired businesses successfully. Future acquisitions may require us to incur additional debt and contingent liabilities, which may materially and adversely affect our business, operating results and financial condition.

We have limited information concerning Precision and it may have liabilities or obligations that are not reflected in its historical financial statements.
--------------------------------------------------------------------------------

In connection with our proposed acquisition of Precision, we conducted a due diligence review of information available to us regarding its business; however, we have been unable to perform a complete review of the past activities and financial performance of this company. Prior to our acquisition of the business, Precision may have incurred contractual, financial or other obligations and liabilities that may impact us in the future and that are not currently reflected in its historical financial statements or otherwise known to us. While we have received limited warranties with respect to these obligations and liabilities from certain of Precision's selling stockholders, any such obligation or liability could have a material adverse effect on our business, financial condition and results of operations.

The operations of the end-users of our products expose us to potential product liability claims.
--------------------------------------------------------------------------------

Drilling for, and the transmission of, oil and natural gas involve a variety of risks, including risks relating to well failures, line pipe leaks and fires. Actual or claimed defects in products, including our pipes and structural tubing, could give rise to claims, liabilities, costs and expenses, relating to loss of life, personal injury, property damage, damage to equipment and facilities, pollution, inefficient heat recovery, loss of production or suspension of operations. We maintain insurance coverage against potential product liability claims in amounts that we believe to be adequate. However, in the future we may incur product liability claims in excess of our insurance coverage, or that is subject to substantial deductibles or incur uninsured product liability costs. These liabilities and costs could have a material adverse effect on our business, results of operations and financial condition. Moreover, any claims made under our policies likely will cause our premiums to increase, and we may not be able to maintain adequate insurance coverage levels in the future.


Cold drawn tubular business discontinued operation.
--------------------------------------------------------------------------------

During the first quarter of 2001, we adopted a formal plan to sell the operating assets of our cold drawn tubular, also known as DOM, business. The operating results of this DOM business, including the provisions for loss on disposal and operating losses, are estimated to be $11.2 million (after tax). The most significant accounting estimate in this amount is the realizable value of the machinery and equipment. We are proceeding with negotiations to sell the facility, and we ultimately plan to sell or liquidate this business in the first quarter of 2002. The final proceeds will be determined by either the sale or liquidation.


The  closure  of  our  Longview   facility  may  generate  greater  losses  than
anticipated.
--------------------------------------------------------------------------------

As previously announced, we decided to close our Longview, Washington facility and move most of that facility's production equipment to one of our existing buildings in Hickman, Arkansas. We estimate a cost of approximately $8.1 million in connection with this facility closure, which includes a provision to write down certain property by $6.8 million based on an appraisal of its recovery value of $6.0 million. We cannot give any assurance that we will find a buyer for the property at the $6.0 million appraised value.

Our plan assumes that these proceeds, along with significant working capital reductions, will fund additional capital expenditures and other cash costs necessary to relocate the equipment to our existing facility in Hickman, Arkansas. We also may face unanticipated expenditures that may reduce or eliminate our projected annual savings of $3.0 million to $5.0 million.


Our plans for the new large diameter facility may not be successful.
--------------------------------------------------------------------------------

An important part of our growth strategy is and will continue to be our ability to successfully expand our current product lines, offer new product lines and enter new markets. We are devoting significant resources to this strategy. To this end, we recently completed the construction of a new large diameter facility to produce products with larger diameters than we manufactured in the past. Operating the new facility may expose us to risks including:

o   intense competition in the larger diameter product lines and

o potential unforeseen or higher than expected costs and operating difficulties.

Any of these risks could adversely affect or prevent the success of the new facility.


We depend on a few suppliers for a significant portion of our steel, and a loss of one or more significant suppliers could affect our ability to produce our products.
--------------------------------------------------------------------------------

In calendar year 2001, we purchased in excess of 93% of our steel for our United States operations from four suppliers, and in excess of 94% of the steel for our Canadian operations from two Canadian suppliers. The loss of any of these suppliers or interruption of production at one or more of the suppliers could have a material adverse effect on our business, financial condition and results of operations.


We depend on a few distributors for a significant portion of our net sales of oil country tubular goods, and a loss of one or more significant distributors could affect our ability to sell our products.
--------------------------------------------------------------------------------

In 2001, our distributors, McJunkin Appalachian Oilfield Supply Company and Sooner Pipe & Supply Corp. accounted for approximately 20% of our United States net sales, and four other distributors accounted for approximately 53% of our Canadian revenues. Many of these distributors are not bound to us by exclusive distribution contracts and may offer products and services that compete with our products and services. The loss of any of these distributors could have a material adverse effect on our business, financial condition or results of operations.

Covenant restrictions in our senior revolving credit facilities could limit our ability to operate our business.
--------------------------------------------------------------------------------

We currently have two revolving credit facilities consisting of a short-term facility with a Canadian financial institution and a long-term facility with a group of United States financial institutions. The short-term facility, which is subject to certain restrictions related to working capital, is unsecured, and the long-term facility is secured by accounts receivable, inventories and certain equipment. The long-term facility includes restrictive covenants relating to levels of funded debt and other financial measurements.

In connection with our proposed acquisition of Precision, we have obtained a commitment from a banking institution for a new senior credit facility that would provide us with a $150.0 million revolving line of credit. This new facility would replace the existing short-term and long-term facilities and would expire in

March 2006. The new senior credit facility would be secured by all accounts receivable, inventories, and equipment and real estate. Under the new senior credit facility, we can borrow amounts based on a percentage of eligible accounts receivable, eligible inventory and property, plant and equipment. The new senior credit facility will include a fixed charge coverage ratio if availability falls below $30.0 million, and a capital spending limit of $25.0 million annually. Similar to our current credit facilities, the new senior credit facility would limit our ability to incur additional debt, pay dividends, create liens, sell assets or enter into transactions with affiliates without the consent of the lenders.

All of these covenants could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. Moreover, our failure to comply with the financial and other covenants could result in an event of default that, if not cured or waived, would prevent us from borrowing under our senior revolving credit facility and could cause us to be required to repay our borrowings before their due date. If we were unable to make this repayment or otherwise refinance these borrowings, our lenders could foreclose on our assets.


Our Canadian operations are subject to collective bargaining agreements.
--------------------------------------------------------------------------------

In January 2001, we renewed a collective bargaining agreement with the United Steelworkers of America, Local Union 7226, covering approximately 450 employees at our Calgary facilities. The new agreement, which expires on December 31, 2003, covers wages, healthcare benefits, retirement plans, seniority, job classes and certain work rules. While we believe our present labor relations to be good, we cannot assure you that the collective bargaining agreement will be renewed upon expiration or that a new collective bargaining agreement on terms acceptable to us will be established.


Because of the substantial amount of business we conduct in Canada, exchange rate fluctuations have a direct impact on our results of operations.
--------------------------------------------------------------------------------

Although our financial results are reported in United States dollars, a significant portion of our sales and operating costs are denominated in Canadian dollars. Consequently, in consolidating the financial results of our Canadian operations for reporting purposes, we are exposed to cash flow and earnings volatility as a result of fluctuations in relative currency values. Significant fluctuations may adversely affect our consolidated results of operations. In particular, our results of operations may be adversely affected by a significant strengthening of the United States dollar against the Canadian dollar.


Our industry is characterized by intense competition.
--------------------------------------------------------------------------------

Our businesses are very competitive and complete against a number of companies. Some of our competitors are larger than us and have greater financial and marketing resources and business diversification. These companies may be better able than our company to successfully endure downturns in either the energy or industrial sectors. The oil country tubular goods and structural product markets are largely commodity-based in nature and as a result, price competition is of particular importance.


Seasonal fluctuations that affect our customers may affect demand for our products.
--------------------------------------------------------------------------------

Our company, as well as the oil country tubular goods industry in general, have historically experienced seasonal fluctuations in demand for products. For instance, weather conditions during the first half of the calendar year normally make drilling operations more difficult in the United States, while the second and third quarters are more difficult in Western Canada. Consequently, drilling activity and the corresponding demand for our oil country tubular goods generally will be lower at these times in these respective regions. We also will experience seasonal fluctuations in demand for our industrial products. However, the timing of these fluctuations may differ from fluctuations experienced in the oil country tubular goods market.

Compliance with and changes in environmental, health and safety laws regulating the operation of our business could adversely affect our performance and expose us to environmental claims.
--------------------------------------------------------------------------------

Our businesses are subject to numerous United States and Canadian local, state, provincial and federal laws and regulations concerning environmental, health and safety matters, including those relating to air emissions, wastewater discharges and the generation, handling, storage, transportation, treatment and disposal of hazardous wastes. Violations of such laws and regulations can lead to substantial fines and penalties. Also, there are risks of substantial costs and liabilities relating to the investigation and remediation of past or present contamination, at current as well as former properties utilized by us and at third-party disposal sites, regardless of fault or the legality of the original activities that led to such contamination. Moreover, future developments, such as changes in laws and regulations, more stringent enforcement or interpretation thereof, and claims for property damage or personal injury could cause us to incur substantial losses or expenditures. Although we believe we are in substantial compliance with all applicable laws and regulations, there can be no assurance that any such law, regulation, enforcement or private claim will not have a material adverse effect on our business, results of operations and financial condition.


We are subject to interest rate risk to the extent we borrow against our credit facilities with variable interest rates.
--------------------------------------------------------------------------------

Interest on our current short-term and long-term credit facilities accrues at fluctuating rates, and interest under our proposed new credit facility will likewise accrue at a fluctuating rate. Rising interest rates could have a substantial impact on our interest expense. For example, assuming the current level of borrowings at variable rates and assuming a two percentage point change in the average interest rates under these borrowings, we estimate that our interest expense for the year ended December 31, 2001 would have increased by approximately $1.3 million. Management may take actions that would mitigate our exposure to interest rate risks; however, due to the uncertainty of the actions that we might take and their possible effects, we cannot give any assurance that these actions would effectively mitigate our exposure to interest rate risk to a material extent.

We have defined benefit pensions plans, which could result in charges against our earnings and claims against our assets.
--------------------------------------------------------------------------------

Our Prudential subsidiary sponsors two pension plans and a post-retirement benefit plan for substantially all of its Canadian employees and a supplemental executive retirement plan. At December 31, 2001, certain of these plans were underfunded resulting in a combined underfunding of an aggregate of approximately $2.4 million. Moreover, if these plans do not achieve an investment return to the extent of the estimated rate for a particular fiscal year, such deficiency could result in a charge against earnings for that and subsequent years.


Provisions in our corporate documents and Delaware law could delay or prevent a change of control.
--------------------------------------------------------------------------------

The existence of some provisions in our corporate documents and Delaware law could delay or prevent a change in control of the Company, even if that change might be beneficial to our stockholders. Our certificate of incorporation and bylaws contain provisions that may make acquiring control of the Company difficult, including:

o   provisions limiting the rights to call special meetings of our stockholders;

o provisions regulating the ability of our stockholders to bring matters for action at annual meetings of our stockholders;

o   a provision prohibiting action by stockholders by written consent and

o the authorization to issue and set the terms of preferred stock by the Company's board of directors.

In addition, we have adopted a stockholder rights plan that would cause extreme dilution to any person or group who would attempt to acquire a significant interest in the Company without advance approval of the Company's board of directors. Moreover, Delaware law would impose restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.


THE PRODUCTS WE PRODUCE

The following table summarizes our current manufacturing facilities and the products they produce:

   Facility                        Products                          Sizes (1)
   --------                        --------                          ---------

Hickman, Arkansas         Oil country tubular goods, line            11/2" - 16"
                          pipe, standard pipe, structural
                          shapes and rounds and piling

Conroe, Texas             Oil country tubular goods, line         41/2" - 9 5/8"
                          pipe, structural shapes and rounds
                          and piling

Calgary, Alberta          Oil country tubular goods, line        2 3/8" - 123/4"
                          pipe and structural shapes and rounds

Longview, Washington (2)  Oil country tubular goods, line        2 3/8" - 103/4"
                          pipe and structural shapes and rounds

(1) Represents outside diameter measurement. Structural tubing can have a square, rectangular or round cross-section.

(2)  Scheduled to be closed during the first quarter of 2002.

For information with regard to total revenue, operating profit or loss and identifiable assets attributable to each of the business segments, see Note 1 and 11 to the Consolidated Financial Statements on page 30 and 35 of our Annual Report to Stockholders for the Year Ended December 31, 2001 ("2001 Annual Report"), portions of which are filed as Exhibit 13, hereto.

OUR BUSINESS STRATEGY

Identify And Enter New Markets
------------------------------

We continually seek and make acquisitions and capital expenditures to enter new markets as evidenced by our entry into the structural tube market in 1994, the addition of large diameter pipe and tubing to our product lines, our recent combination with Prudential and our expected purchase of Precision. We intend to seek additional opportunities to expand our business to new markets where we believe we can compete effectively and profitably.

Increase Market Share By Expanding Our Existing Product Lines
-------------------------------------------------------------

We believe that the expansion of both our energy and industrial product lines will allow us to increase our market share by capitalizing on our existing customer relationships to market additional products. The construction and equipping of the new large diameter facility and the expected purchase of Precision are examples of this strategy.

Continually Improve The Efficiency Of Our Manufacturing Process
---------------------------------------------------------------

We intend to continue to pursue our objective of being a low-cost, high-volume producer of quality steel tubular products by seeking to: maintain product manufacturing cost controls; maximize production yields from raw materials; make capital expenditures designed to lower costs and improve quality; minimize unit production costs through effective utilization of plant capacity and minimize freight costs.

Deliver Quality Products And Service To Our Customers
-----------------------------------------------------

We believe that we have achieved an excellent reputation with our existing customers. We intend to continue to build long-term customer relationships with new and existing customers by seeking to: offer broad-based product lines; focus on product availability; deliver competitively priced quality products and provide a high level of customer support before and after the sale.

THE ENERGY PIPE INDUSTRY

General
-------

Oil country tubular goods consist of drill pipe, production casing, surface casing and production tubing. Drill pipe is used and may be reused to drill wells. Production casing forms the structural wall in oil and gas wells to provide support and prevent caving during drilling operations and is generally not removed after it has been installed in a well. Surface casing is used to protect water-bearing formations during the drilling of a well. Production tubing is placed within the casing and is used to convey oil and natural gas to the surface and may be replaced during the life of a producing well.

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

                                                                     Alberta
                                                     U.S. Natural   Spot Price
                                      WTI Oil Price   Gas Price     Natural Gas
--------------------------------------------------------------------------------

4Q96..................................        $24.65         $2.88        $1.39
1Q97..................................        $23.46         $2.59        $1.69
2Q97..................................        $19.92         $2.04        $1.23
3Q97..................................        $19.73         $2.37        $1.14
4Q97..................................        $20.22         $2.80        $1.92
1Q98..................................        $16.08         $2.11        $1.13
2Q98..................................        $14.77         $2.18        $1.34
3Q98..................................        $14.13         $1.96        $1.29
4Q98..................................        $13.09         $1.87        $1.53
1Q99..................................        $13.09         $1.73        $1.50
2Q99..................................        $17.68         $2.14        $1.76
3Q99..................................        $21.59         $2.49        $2.02
4Q99..................................        $24.30         $2.45        $2.03
1Q00..................................        $28.88         $2.53        $2.13
2Q00..................................        $29.04         $3.53        $2.93
3Q00..................................        $30.62         $4.44        $4.24
4Q00..................................        $32.10         $6.21        $4.87
1Q01..................................        $29.06         $6.65        $7.13
2Q01..................................        $27.99         $4.32        $4.58
3Q01..................................        $26.96         $2.65        $2.53
4Q01..................................        $20.45         $2.40        $2.09

The most commonly cited indicator of the level of drilling activity is the Baker Hughes rig count which represents the number of active oil and natural gas rigs currently being operated. Since July 1987, the Baker Hughes U.S. rig count hit a high in July 2001 of 1,293 rigs and a low in April 1999 of 496 rigs. Since July 1987, the Baker Hughes Canadian rig count hit a high in February 2001 of 579 rigs and a low in April 1992 of 32 rigs. The following charts show the U.S. and Canadian rig count since the fourth quarter 1996 and our shipments of oil country tubular goods for the same period:

                                                     Quarterly
                                                    Maverick OCTG  Baker Hughes
                                                     Shipments      Rig Count
--------------------------------------------------------------------------------

4Q96................................................        72,186          846
1Q97................................................        68,248          856
2Q97................................................        76,231          936
3Q97................................................        90,766          992
4Q97................................................        87,312          997
1Q98................................................        63,290          965
2Q98................................................        47,420          862
3Q98................................................        44,124          794
4Q98................................................        36,971          688
1Q99................................................        25,970          550
2Q99................................................        41,947          524
3Q99................................................        60,346          649
4Q99................................................        84,978          775
1Q00................................................        75,784          770
2Q00................................................        80,816          842
3Q00................................................        88,411          981
4Q00................................................        79,877        1,076
1Q01................................................        91,289        1,139
2Q01................................................       107,921        1,237
3Q01................................................        99,931        1,241
4Q01................................................        70,459        1,008


                                                       Quarterly
                                                      Prudential   Baker Hughes
                                                    OCTG Shipments   Rig Count
--------------------------------------------------------------------------------

4Q96................................................        45,706          320
1Q97................................................        44,781          395
2Q97................................................        37,929          258
3Q97................................................        48,812          400
4Q97................................................        52,207          443
1Q98................................................        38,947          469
2Q98................................................        13,982          177
3Q98................................................        19,957          205
4Q98................................................        21,562          202
1Q99................................................        23,372          283
2Q99................................................        17,786          102
3Q99................................................        35,072          257
4Q99................................................        41,923          336
1Q00................................................        54,293          480
2Q00................................................        39,737          212
3Q00................................................        49,050          313
4Q00................................................        53,926          380
1Q01................................................        55,202          515
2Q01................................................        36,766          252
3Q01................................................        37,643          317
4Q01................................................        27,663          276

The level of industry inventories maintained by manufacturers, distributors and end-users also affects the U.S. oil country tubular goods market. When customers draw-down on inventory rather than purchase new products, this has an adverse effect on the demand for new production. Conversely, when distributors and end-users increase inventory levels, this has a positive effect on the demand for new production. Inventory levels do not materially affect the production of oil country tubular goods in Canada as distributors do not generally hold significant amounts of inventory.

For calendar years 2001 and 1999, declining industry inventory levels satisfied 0.5% and 13.6%, respectively of the U.S. oil country tubular goods consumption. For calendar year 2000, increasing industry inventory levels added an estimated 18.9% to the U.S. oil country tubular goods demand for production.

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

Antidumping and countervailing duty orders require special duties to be imposed in amounts designed to offset unfair pricing and government subsidization, respectively. In November 2001, the International Trade Commission recommended to the President that a Section 201 case for steel and all steel products, with the exception of OCTG, be supported with a wide scale program of quotas and duties. The President announced his remedy plan on March 5, 2002 which could increase the cost of foreign imported hot rolled steel and steel products. This measure could increase the cost of our purchased steel significantly. We have already seen some increases which we feel are linked to the trade cases as our major supplier of steel increased our steel prices by $20 in January 2002 and is looking to implement another price increase in April 2002. This measure also does not protect our OCTG pipe and could allow additional imports to come into the U.S. market. The industry is considering filing a dumping case on OCTG products in the first quarter of 2002.

Previously, there existed a Canada Customs and Revenue Agency ruling against carbon grade casing from the U.S. and Korea into Canada which required an interested importer to obtain "normal values" for these products. In June of 2001, the Canadian ruling was expired and U.S. and Korean carbon grade casing is no longer subject to import restrictions. This expiration poses a threat to the selling price in Canada and may force us to compete with more U.S. or internationally priced products.

The following table  illustrates  certain factors related to industry-wide  U.S.
and  Canadian  drilling   activity,   oil  country  tubular  goods  consumption,
shipments, imports and inventories during the periods presented:

                                               Year Ended December 31,
                                           2001          2000          1999
                                      ------------------------------------------

U.S. Market Activity:
---------------------
Average rig count.....................         1,157           918          624

U.S. oil country tubular goods
 consumption (in thousands of tons):
U.S. producer shipments...............         1,962         1,853          901
Imports...............................           904           720          170
Inventory (increase)/decrease.........            15          (436)         202
Used pipe.............................            79           174          174
                                      ------------------------------------------
    Total U.S. Consumption............         2,960         2,311        1,447
                                      ==========================================

                                               Year Ended December 31,
                                           2001          2000          1999
                                      ------------------------------------------

Canadian Market Activity:
-------------------------
Average rig count.....................           341           344          244

Canadian oil country tubular goods
 consumption (in thousands of tons):
Canadian producer shipments...........           463           465          303
Imports...............................           222           273          160
Inventory (increase)/decrease.........            71            25           10
                                      ------------------------------------------
    Total Canadian consumption........           756           763          473
                                      ==========================================

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

Carbon and alloy grades of oil country tubular goods are available from both electric resistance welded and seamless pipe producers. Electric resistance welded pipe is produced by processing flat rolled steel into strips which are cold-formed, welded, heat-treated or seam-annealed and end-finished with threads and couplings. Seamless products are produced by individually heating and piercing solid steel billets into pipe and then end-finishing such pipe into oil country tubular goods in a manner similar to electric resistance welded pipe. We believe that the seamless manufacturing process involves higher costs than the welded process and that, as a result, seamless products are generally priced higher than comparable welded products.

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

Our Energy Products
-------------------

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

The following table shows our energy product shipments in tons, net sales and as a percentage of overall net sales measured in dollars:

                                                    Energy Products
                                                    ---------------
                                                       Net Sales       % of
                                            Tons         (000's)     Net Sales
                                      ------------------------------------------

MAVERICK
Year ended December 31, 2001..........       415,741      $272,385         81.3%
Year ended December 31, 2000..........       341,610      $222,487         75.7%
Three months ended December 31, 1999..        89,450       $49,612         73.8%
Year ended September 30, 1999.........       184,958      $101,864         61.1%

PRUDENTIAL
Year ended December 31, 2001..........       264,489      $175,497         90.6%
Year ended December 31, 2000..........       325,092      $227,228         90.5%
Year ended December 31, 1999..........       188,089      $123,285         86.7%

Prudential provides tolling services which is the conversion of steel to tubular products owned by our competitors. While tolling only comprised a small portion of our business, it provides additional tons which optimizes mill operations and improves fixed cost absorption. Prudential tolling tons for the years ended December 31, 2001, 2000 and 1999 were 23,919, 26,444 and 9,626, respectively.
Net sales associated with tolling tons for the years ended December 31, 2001, 2000 and 1999 were $5,591,000, $4,433,000 and $1,403,000, respectively.

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

We manufacture finished goods in both carbon and alloy steel grades. Virtually all of our products are fully completed or "end-finished" at our facilities. In contrast, some of our competitors outsource the end-finishing of their products thus adding to their freight and handling costs or do not end-finish their products at all. The end-finish process includes, as appropriate, upsetting, beveling, threading, pressure testing and the application of couplings. Our fully finished oil country tubular goods are ready to be installed in oil or natural gas wells. By end-finishing our products, we are better able to control quality, cost and service to customers. Three of our U.S. energy facilities provide heat-treatment capabilities necessary for the production of alloy grade pipe. Our alloy grade tubing and casing products accounted for 16%, 16% and 14% of the tons of energy products sold calendar 2001, 2000 and fiscal 1999, respectively. Carbon grade tubing and casing accounted for the balance of these tons.

We manufacture oil country tubular goods and line pipe ranging in size from 1 1/2" to 16" in outside diameter. Excluding drill pipe, which we do not manufacture, approximately 80% of the total oil country tubular goods and line pipe tonnage produced in the western hemisphere in calendar 2001 fell into this size range.

Marketing
---------

We sell oil country tubular goods and line pipe primarily throughout the United States and Canada to numerous distributors, which then resell the pipe to major and independent oil and natural gas production, gathering and pipeline companies. Maverick sales to Canadian customers in calendar 2001, 2000 and fiscal 1999 were $16.5 million, $19.5 million and $11.3 million, respectively. Maverick sales to other foreign customers in calendar 2001, 2000 and fiscal 1999 made up an additional $1.1 million, $77,000 and $200,000, respectively. Prudential sales to U.S. customers in calendar 2001, 2000 and 1999 were $2.6 million, $8.4 million and $1.0 million, respectively. Our marketing philosophy emphasizes delivering competitively priced, quality products and providing a high level of service to our customers. With the completion of our new large diameter facility, we are marketing ourselves as a broad line supplier of oil country tubular goods and line pipe products. We maintain inventories of finished goods that are housed at our production facilities and at field locations close to the areas of drilling activity, which allows us to provide timely delivery of our products.

As of December 31, 2001 and 2000, our backlog orders (including bill and hold orders not yet shipped) for oil country tubular goods and line pipe products were approximately $53.7 million and $128.2 million, respectively. All of the backlog orders as of December 31, 2001 are expected to be filled by the end of calendar 2002. We consider only $3.8 million and $9.0 million of our backlog orders, respectively, to be firm as remaining orders may generally be cancelled without penalty. Our backlog orders, as of any particular date, may not be indicative of our actual operating results for any period. We cannot give any assurance that the amount of backlog at any particular date will ultimately be realized.

Manufacturing
-------------

We manufacture oil country tubular goods and line pipe products at our facilities in Hickman, Arkansas; Conroe, Texas; Longview, Washington (scheduled to be closed during the first quarter of 2002) and Calgary, Alberta. We began full production of all of our products at our new large diameter facility adjacent to our Hickman, Arkansas facilities, during calendar year 2001. The facilities are strategically located to serve the energy markets in the United States and Canada. The new large diameter facility will produce approximately 75% energy related products and 25% industrial related products in larger sizes than we currently produce. We can currently produce at a consolidated maximum rate of approximately 1,459,000 tons of finished products per year with approximately 1,154,500 tons currently dedicated to energy related products. We operated our energy facilities at a capacity utilization of approximately 59% and 69% during calendar 2001 and 2000, respectively.

In order to control our manufacturing costs, we attempt to maximize production yields from purchased steel and reduce unit labor costs. We control labor costs by automating some of our activities and by seeking to optimize product throughput and scheduling. Generally, we maintain an innovative compensation plan, whereby the employees of our facilities that achieve certain performance based criteria receive quarterly bonuses. In addition, some employees are eligible to receive annual profitability bonuses based on our consolidated earnings. The maximum achievable incentives and bonuses range from 15% to 95% of an employee's salary and wages.

During calendar 2001, 2000 and fiscal 1999, we spent $9.9 million, $10.9 million and $6.4 million, respectively, on new capital equipment for our existing energy facilities. Capital expenditures related to the new large diameter facility were approximately $5.0 million and $48.6 million during calendar 2001 and 2000, respectively. Our capital budget for calendar 2002 is $16.2 million. We expect these capital expenditures to result in manufacturing cost savings, quality improvements and/or expanding or maintaining production capabilities and product lines.

Competition
-----------

The suppliers of oil country tubular goods and line pipe products face a highly competitive market. We believe that the principal competitive factors affecting our business are price, quality, delivery, availability and service. We believe we enjoy an excellent reputation for quality products and outstanding customer service. We compete with several North American and numerous foreign producers of oil country tubular goods, some of which have greater financial resources than we do. In the oil country tubular goods market, our more significant U.S. competitors are Lone Star Steel Company, Newport Steel Company and IPSCO Tubular, Inc., which produce electric resistance welded pipe, and United States Steel Corporation and North Star Steel Company, which primarily produce seamless pipe. Our most significant Canadian competitor is IPSCO Tubular, Inc., which produces electric resistance welded pipe. We also compete in the line pipe market with these same competitors, and with foreign producers of line pipe, most of which are units of large foreign steel makers. During calendar years 2001, 2000 and 1999, we estimate that domestic oil country tubular goods market penetration of tons consumed by imports into the U.S. was 30.5%, 31.0% and 11.7%, respectively. During calendar years 2001, 2000 and 1999, we estimate that domestic oil country tubular goods market penetration of tons consumed by imports into Canada was 29.4%, 35.8% and 33.8%, respectively.

INDUSTRIAL INDUSTRY

General
-------

We manufacture structural tubing products, standard pipe and piling products. Our structural tubing products are used in the following applications:

o   construction, including handrails, building columns and bridge frames;

o   transportation, including boat trailers;

o   agricultural, including farm implement components and tillage equipment;

o material handling, including storage rack systems and conveying systems support and

o   recreational, including exercise equipment.

In addition, structural tubing is an attractive alternative to other structural steel forms, such as I-beams and H-beams. Structural tubing products offer strength and other product characteristics similar to beams, but with less steel content, resulting in lower costs to the end-user in many applications.

Structural tubing is produced by processing flat rolled steel into strips, which are cold-formed and welded. The machinery and equipment used for the manufacture of structural tubing products are similar to that used for the manufacture of oil country tubular goods. Structural tubing and standard pipe are not, however, subject to the same degree of tolerances as are oil country tubular goods, which results in lower production costs related to testing and inspection than for oil country tubular goods. Moreover, structural tubing does not require end-finishing, flash elimination for the welding process or seam-annealing. Because less finishing is required of structural tubing products as compared to oil country tubular goods, the average cost per ton to convert steel into structural tubing is slightly less than oil country tubular goods.

We believe that demand for structural tubing is influenced primarily by the level of general economic activity in North America. We estimate that domestic consumption of structural tubing during calendar years 2001, 2000 and 1999 was
2.3 million, 2.2 million and 2.0 million tons, respectively.

Standard pipe products are used in industrial applications such as steam, water, air and gas lines, and plumbing and heating. We manufacture standard pipe in the same manner as we manufacture structural tubing. As with structural tubing, we believe that demand for standard pipe is influenced primarily by the level of general economic activity in North America. We estimate that domestic consumption of standard pipe during calendar years 2001, 2000 and 1999 was 2.8 million, 2.8 million and 2.4 million tons, respectively. In recent years, standard pipe has faced limited new competition from plastic pipe in certain applications.

Our Products
------------

With the completion of our new large diameter facility, we can produce square, rectangular and round structural tubing and standard pipe at our facilities in sizes ranging from 1 1/2" to 16" square and the equivalent sizes in rectangular and round tubing. Our products range from .120 to .500 inches in thickness. Because of the large number of applications for structural tubing and standard pipe, the number of different products produced for the industrial market is considerably larger than that produced for the oil country tubular goods market. The annual capacity at our structural facilities is approximately 304,500 tons. During calendar 2001 and 2000, we were operating at approximately 60% and 78%, respectively, of our structural capacity.

The following table shows our industrial product shipments in tons, net sales and as a percentage of overall net sales measured in dollars:

                                                 Industrial Products
                                                 -------------------
                                                       Net Sales       % of
                                           Tons         (000's)      Net Sales
                                      ------------------------------------------

MAVERICK
Year ended December 31, 2001..........       152,139       $62,507         18.7%
Year ended December 31, 2000..........       157,080       $71,422         24.3%
Three months ended December 31, 1999..        40,351       $17,620         26.2%
Year ended September 30, 1999.........       148,275       $64,822         38.9%

PRUDENTIAL
Year ended December 31, 2001..........        30,704       $12,626          6.5%
Year ended December 31, 2000..........        41,004       $19,337          7.7%
Year ended December 31, 1999..........        38,133       $17,507         12.3%

The new large diameter facility in Hickman, Arkansas increases the size range of our structural tube and standard pipe offerings, thus allowing us to market a broader line of products for industrial applications. As a result of this new facility, we expect to gain additional complementary sales by offering larger sizes, while limiting the amount of additional expenses. This new facility allows us to market ourselves as a broad line producer of structural tubing and standard pipe.

Marketing
---------

The structural tubing and standard pipe markets are somewhat regional in nature, primarily because order sizes are smaller and lead-time requirements are shorter than for oil country tubular goods. We currently sell principally to distributors, but since 1997, we significantly increased our sales to large end-user customers. As in the case of oil country tubular goods, our marketing strategy emphasizes delivering competitively priced, quality products and providing a high level of service to our customers. In addition, we expect our marketing ability will be enhanced by the addition of larger diameter pipe and tubing that we now produce with the completion of our large diameter facility. Because the application of structural tubing and standard pipe products is diverse, and a short lead-time is required for customer satisfaction, we maintain inventory levels, in terms of months of supply, comparable to those for oil country tubular goods. This finished goods inventory will consist of a larger number of items than in the case of oil country tubular goods. We use experienced manufacturing representatives in our sales efforts.

As of December 31, 2001 and 2000, our backlog of orders for structural tubing and standard pipe were $8.5 million and $9.0 million, respectively. All of the backlog orders as of December 31, 2001 are expected to be filled by the end of calendar 2002. We do not consider any of our backlog orders to be firm as they may generally be cancelled without penalty. Our backlog orders as of any particular date may not be indicative of our actual operating results for any fiscal period. We cannot give any assurance that the amount of backlog at any given time ultimately will be realized.

Manufacturing
-------------

We are currently producing structural square and rectangular shaped tubing products in our structural tube and large diameter facilities located in Hickman, Arkansas and in Calgary, Alberta. We are also currently producing structural round tubing products and standard pipe at our Hickman, Arkansas and Conroe, Texas facilities.

Based upon historical product relationships and our assumptions about the U.S. market, we estimate that the sizes of structural tubing products we currently are capable of manufacturing account for 97% of the domestic tonnage of all sizes of domestic structural tubing products consumed.

We believe that the types of standard pipe products we are capable of manufacturing account for approximately 41% of the domestic tonnage of all types of the U.S. standard pipe products consumed.

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

During calendar 2001, 2000 and fiscal 1999, we spent $1,052,000,  $1,384,000 and
$1,500,000, respectively, on additional equipment at our industrial facility in Hickman, Arkansas. Our capital budget for our industrial facility in Hickman, Arkansas for calendar 2002 is $1.3 million. We expect these capital expenditures to result in manufacturing cost savings and quality improvements. Capital expenditures related to our facility in Calgary, Alberta is included in the energy pipe industry section. Although the Calgary, Alberta facility manufactures industrial products, this facility is primarily energy product focused and only produces industrial products to fill out mill capacity.

Competition
-----------

Although a significant market for structural tubing is located within a 400-mile radius of our Hickman, Arkansas structural facility, no other major structural tubing facility is currently located within this area. Non-domestic competitors, primarily from Canada, represented 20%, 24% and 32% of total domestic sales of structural tubing in calendar years 2001, 2000 and 1999, respectively. We compete primarily against several domestic and numerous foreign producers of structural tubing. Our more significant structural tube competitors are IPSCO Tubular, Inc., LTV Copperweld, Bull Moose Tube Corporation, Hanna Steel Corporation, Atlas Tube Inc., Independence Tube Corporation and Ex-L-Tube, Inc.

A significant market for standard pipe also exists. Foreign competition has had a large presence in the standard pipe market. Foreign competition represented approximately 37%, 40% and 30% of total domestic sales of standard pipe in calendar years 2001, 2000 and 1999, respectively. Our more significant standard pipe competitors are Wheatland Tube Company, Armco, Inc., Sawhill Tubular Division and IPSCO Tubular, Inc.

We believe that the principal competitive factors affecting our structural tubing and standard pipe businesses are price, product availability, delivery and service.

We believe we experience seasonal fluctuations in demand for our industrial products. However, the timing of such fluctuations may differ from fluctuations experienced in the oil country tubular goods market.

DISCONTINUED OPERATIONS

During the first quarter of 2001, the Company adopted a formal plan to sell the operating assets of its Cold Drawn Tubular Business (DOM). Accordingly, the operating results of the DOM facility, including the provision for the loss on disposal and operating losses during the phase out period of $10,240,000 (net of $5,760,000 tax benefit), have been segregated from continuing operations and reported separately as discontinued operations in the statement of operations. DOM revenues were $7,544,000, $15,278,000, $2,736,000 and $5,770,000 for the
years ended December 31, 2001 and 2000, the three months ended December 31, 1999, and the year ended September 30, 1999, respectively.

RAW MATERIALS

We make all steel purchases at either our headquarters in Chesterfield, Missouri or our Canadian headquarters in Calgary, Alberta in order to optimize pricing, quality, availability and delivery of our raw materials. During 2001, we consumed approximately 2.0% of the total amount of hot rolled steel produced in North America. Accordingly, we believe that we are generally considered to be a significant purchaser by our steel suppliers. We maintain favorable working relationships with our steel suppliers and believe that we are treated favorably with respect to volume allocations and deliveries. We presently purchase the majority of our steel from several suppliers, with approximately 75% of consolidated purchases made from Nucor Corporation, IPSCO Steel, Inc. and Dofasco, Inc. Nucor's mill in Hickman, Arkansas is directly connected by rail to our Hickman facilities, thus eliminating our freight costs for raw materials purchased from Nucor. Unlike our Hickman facilities, our facilities in Conroe, Texas and Calgary, Alberta are not directly connected by rail to our primary steel suppliers. To date, we have not experienced any significant disruption in our supply of raw materials.

EMPLOYEES

As of December 31, 2001, we employed 1,569 persons, of whom 521 were Prudential employees and 1,048 were Maverick employees. A union represents approximately 68% of Prudential employees. We consider our employee relations to be excellent.

ITEM 2  Properties

We lease approximately 40,000 square feet of office space in Chesterfield, Missouri for our executive offices under a lease, which expires in 2008. We use 180 acres of our 200-acre site in Hickman, Arkansas for three facilities. A 315,000 square foot oil country tubular goods manufacturing plant and storage space utilizes 55 acres. A 275,000 square foot structural tube manufacturing plant is located adjacent to the existing oil country tubular goods facility. Approximately 120,000 square feet of this facility is utilized for manufacturing with the remainder used for inventory, material storage and shipping. We occupy both facilities under separate leases, each providing us an option to purchase, which is exercisable on the expiration dates of the leases. The expiration dates are August 1, 2007 for the oil country tubular goods facility and February 1, 2004 for the structural tube facility. A 300,000 square foot large diameter manufacturing plant and storage space utilizes 50 acres. This new large diameter facility is owned by the Company and will produce both oil country tubular goods and structural tubing. Approximately 20 acres remain in Hickman, Arkansas for future expansion. A 30,000 square foot facility adjacent to the large diameter facility is utilized for the epoxy coating of Maverick's line pipe products. This facility is under lease to an independent third party who will coat the line pipe. We also own 117 acres and a 244,000 square foot manufacturing facility located in Conroe, Texas. Of the 117 acres, approximately 30 acres is used for manufacturing and storage and 60 acres is available for future expansion. Each manufacturing facility operated by Maverick is served by truck, has its own rail spur and is within close proximity of barge facilities.

We lease approximately 16,800 square feet of office space in Calgary, Alberta under a lease, which expires in 2003. We use 82 acres of our 90-acre site in Calgary, Alberta for three energy/industrial production facilities and three oil country tubular goods finishing facilities. The energy/industrial production facilities are located in approximately 210,000 square feet in two separate buildings. The oil country tubular finishing facilities are located in three separate buildings, which utilize approximately 81,000 square feet of space. Adjacent to these buildings is a 94,500 square foot industrial storage facility. Prudential owns these facilities and has approximately 8 acres available for future expansion. The manufacturing facility operated by Prudential is served by truck and has its own rail spur.

We believe each of our facilities is in good condition, is adequately insured and is suitable for our planned level of operations.

We also own approximately 35 acres in Longview, Washington. This site has a 51,000 square feet manufacturing facility for energy and industrial products. Adjacent to this building is a 100,000 square foot industrial products storage facility and a 12,000 square foot steel slitting facility. The Company expects to sell the Longview, Washington land and building during 2002 as part of our planned exit from the Longview, Washington facility.

We lease on a month to month basis a 21-acre site and a 370,000 square foot manufacturing facility in Beaver Falls, Pennsylvania which was used for the production of cold drawn tubing. The land and building lease was terminated in 2001 as the Company had announced its plan to discontinue its cold drawn tubing business during 2001. The facility ceased production in August 2001. However, the option to purchase this facility has been continued through monthly lease payments.

ITEM 3  Legal Proceedings

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of our business. We maintain insurance coverage against potential claims in an amount, which we believe to be adequate. We believe that we are not presently a party to any litigation in which the outcome would have a material adverse effect on our business or operations.

Our businesses are subject to numerous U.S. and Canadian local, state, provincial and federal laws and regulations concerning environmental, health and safety matters, including those relating to air emissions, wastewater discharges and the generation, handling, storage, transportation, treatment and disposal of hazardous wastes. Violations of such laws and regulations can lead to substantial fines and penalties. Also, there are risks of substantial costs and liabilities relating to the investigation and remediation of past or present contamination, at current as well as former properties utilized by us and at third-party disposal sites, regardless of fault or the legality of the original activities that led to such contamination. Moreover, future developments, such as changes in laws and regulations, more stringent enforcement or interpretation thereof, and claims for property damage or personal injury could cause us to incur substantial losses or expenditures. Although we believe we are in substantial compliance with all applicable laws and regulations, there can be no assurance that any such law, regulation, enforcement or private claim will not have a material adverse effect on our business, results of operations and financial condition.

ITEM 4  Submission of Matters to a Vote of Security Holders

There were no matters submitted, during the quarter ended December 31, 2001 covered by this report, to a vote of our security holders through the solicitation of proxies or otherwise.

ITEM 4A Executive Officers

Set forth below are descriptions of the backgrounds of our executive officers and their principal occupations for at least the last five years:

Gregg M. Eisenberg (age 51) has served as Chairman of the Board since February 1996. He has served as President, Chief Executive Officer and a director of the Company since 1988. Prior to joining the Company in 1983, he was employed with Central Steel Tube Company for six years. He is the current president, a former director and past chairman of the Committee on Pipe and Tube Imports.

Pamela G. Boone (age 38) has served as Vice President - Finance and Administration, Treasurer, Secretary and Chief Financial Officer of the Company since March 2001. From January 1997 to March 2001, Ms. Boone served as Corporate Controller. From 1994 until she became Corporate Controller, she served as the Company's budget and tax accounting manager. Before joining the Company in 1994, she was employed by Ernst & Young LLP, where she was a Senior Manager.

T. Scott Evans (age 54) has served as Vice President - Commercial Operations of the Company since September 1992. Prior to joining the Company in 1988 as General Sales Manager, he was employed with Wolverine Tube Corporation. From January 1981 to June 1986, Mr. Evans was employed with Republic Steel Corporation.

Sudhakar Kanthamneni (age 54) has served as Vice President - Manufacturing and Technology of the Company since August 1992. From May 1991 to August 1992, Mr. Kanthamneni served as the Company's Vice President - Manufacturing. Prior to joining the Company in 1987, he was employed with Central Steel Tube Company for ten years.

Rick Preckel (age 41) has served as Vice President - Canadian Operations of the Company since November 2000. From 1994 to November 2000, Mr. Preckel was the Company's General Manager of Marketing Services. Mr. Preckel joined the Company in 1987 and served as the Company's Manager of Planning and Budgets, Controller of the Texas facility and Accounting Manager.

                                     PART II

ITEM 5  Market for Registrant's Common Equity and Related Stockholder Matters

The information required by Item 5 is set forth under the caption "Market For Our Common Equity and Related Stockholder Matters" (page 41) of our 2001 Annual Report and incorporated herein by reference.

ITEM 6  Selected Financial Data

The information required by Item 6 is set forth under the caption "Historical Financial Information" (page 40) of our 2001 Annual Report and incorporated herein by reference.

ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 18 through 25) of our 2001 Annual Report and incorporated herein by reference.

ITEM 7A Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7A is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" (page
25) of our 2001 Annual Report and incorporated herein by reference.

ITEM 8  Financial Statements and Supplementary Data

The information required by Item 8 is set forth under the caption "Consolidated Financial Statements", the notes thereto and the Report of Ernst & Young LLP
(pages 26 through 38) of our 2001 Annual Report and incorporated herein by reference.

ITEM 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

                                    PART III

ITEM 10 Directors and Executive Officers of the Registrant

The information required by Item 10 is set forth under the caption "Item 1 - Election of Directors" (pages 3-4) of our definitive proxy statement and incorporated herein by reference. Our definitive proxy statement is being filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.

ITEM 11 Executive Compensation

The information required by Item 11 is set forth under the caption "Executive Compensation" (page 6) of our definitive proxy statement and incorporated herein by reference. Our definitive proxy statement is being filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.

ITEM 12 Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is set forth under the caption "Security Ownership of Management" (page 3) of our definitive proxy statement and incorporated herein by reference. Our definitive proxy statement is being filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.

ITEM 13 Certain Relationships and Related Transactions

The information required by Item 13 is set forth under the caption "Certain Relationships and Related Transactions" (page 8) of our definitive proxy statement and incorporated herein by reference. Our definitive proxy statement is being filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.

                                     PART IV

ITEM 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     1.    Financial Statements

               The consolidated financial statements of the Company, including the notes thereto, required in response to this item as set forth in response to Part II, Item 8 of this Annual Report are incorporated herein by reference to the Company's 2001 Annual Report and are filed herewith as Exhibit 13.

              o  Report of Independent Auditors (page 38).
              o  Consolidated Balance Sheets as of December 31, 2001 and 2000
                  (page 26).
              o  Consolidated Statements of Operations for the years ended
                  December 31, 2001 and 2000, the three months ended December
                  31, 1999 and the year ended September 30, 1999 (page 27).
              o  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001 and 2000, the three months ended
                  December 31, 1999 and the year ended September 30, 1999 (page 28).
              o  Consolidated Statements of Cash Flows for the years ended
                  December 31, 2001 and 2000, the three months ended December 31, 1999 and the year ended September 30, 1999 (page 29).
              o  Notes to Consolidated Financial Statements (pages 30-37).

        2.    Financial Statement Schedule

               The following consolidated financial statement schedule of the Company is included with this Annual Report on Form 10-K:

               Schedule II Valuation and Qualifying Accounts for the years ended December 31, 2001 and 2000, the three months ended December 31, 1999 and the year ended September 30, 1999.

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

(b)     Reports on Form 8-K:

The Company filed three reports on Form 8-K during the quarter ended December 31, 2001. Information regarding the items reported on is as follows:

Date                  Item Reported On
----                  ----------------

December 17, 2001     The Company announced its earnings expectations for the
                       quarter ended   December 31, 2001 and the closure of its
                       Longview, Washington plant during the first quarter of 2002.

                            Maverick Tube Corporation
                                and Subsidiaries
                 Schedule II - Valuation and Qualifying Accounts
                                 (In thousands)

                                           Additions
                                    ---------------------
                         Balance at  Charged to  Charged
                         beginning    cost and   to other Deductions  Balance at
Classification            of year     expenses   accounts  describe  end of year
--------------------------------------------------------------------------------

Year ended September
30, 1999:
 Deducted from asset
 account:
  Accounts receivable
   allowances              $2,024       $1,047       $--    $1,490(1)    $1,581
  Valuation allowance
   for deferred income
   taxes                      $--          $--       $--    $1,717(2)    $1,717

Three months ended
December 31, 1999:
 Deducted from asset
 account:
  Accounts receivable
   allowances              $1,581          $68       $--      $129(1)    $1,520
  Valuation allowance
   for deferred income
   taxes                   $1,717          $--       $--       $--       $1,717

Year ended December
31, 2000:
 Deducted from asset
 account:
  Accounts receivable
   allowances              $1,520         $979       $--      $358(1)    $2,141
  Valuation allowance
   for deferred income
   taxes                   $1,717          $--       $--      $660(2)    $2,377

Year ended December
31, 2001:
 Deducted from asset
 account:
  Accounts receivable
   allowances              $2,141         $327       $--       $56(1)    $2,412
  Valuation allowance
   for deferred income
   taxes                   $2,377          $--       $--   $(1,376)(3)   $1,001

(1)  Uncollectible accounts written off, net of recoveries.

(2) Resulted from an additional net operating loss carryforward generated at our Longview, Washington facility, which was not valued for financial statement purposes.

(3) Resulted from generating taxable income at our Longview, Washington facility.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Maverick Tube Corporation
                                    --------------------------------------------
                                    (registrant)

March 12, 2002                      /s/ Gregg M. Eisenberg
                                    --------------------------------------------
                                    Gregg M. Eisenberg, Chairman, President
                                    and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 12, 2002                      /s/ Gregg M. Eisenberg
                                    --------------------------------------------
                                    Gregg M. Eisenberg, Chairman, President
                                    and Chief Executive Officer and Director
                                    (Principal Executive Officer)

March 12, 2002                      /s/ Pamela G. Boone
                                    --------------------------------------------
                                    Pamela G. Boone, Vice President - Finance
                                    and Administration
                                    (Principal Financial and Accounting Officer)

March 12, 2002
                                    --------------------------------------------
                                    William E. Macaulay, Director

March 12, 2002                      /s/ C. Robert Bunch
                                    --------------------------------------------
                                    C. Robert Bunch, Director

March 12, 2002                      /s/ C. Adams Moore
                                    --------------------------------------------
                                    C. Adams Moore, Director

March 12, 2002                      /s/ David H. Kennedy
                                    --------------------------------------------
                                    David H. Kennedy, Director

March 12, 2002                      /s/ Wayne P. Mang
                                    --------------------------------------------
                                    Wayne P. Mang, Director

March 12, 2002                      /s/ Donald Wilson
                                    --------------------------------------------
                                    J. Donald Wilson, Director

March 12, 2002                      /s/ Norman W. Robertson
                                    --------------------------------------------
                                    Norman W. Robertson, Director

March 12, 2002                      /s/ Rhys T. Eyton
                                    --------------------------------------------
                                    Rhys T. Eyton, Director

March 12, 2002
                                    --------------------------------------------
                                    Dennis G. Flanagan, Director

March 12, 2002                      /s/ Donald A. Pether
                                    --------------------------------------------
                                    Donald A. Pether, Director

                                  EXHIBIT INDEX

EXHIBIT
NUMBER               DESCRIPTION
--------------------------------------------------------------------------------

2.1 Combination Agreement by and between the Registrant and Prudential Steel Ltd. dated as of June 11, 2000, incorporated herein by reference to Annex B to our definitive proxy statement filed on August 11, 2000 (File No. 001-10651).

2.2 Form of Plan of Arrangement involving and affecting Prudential Steel Ltd. and the holders of its common shares and options, incorporated herein by reference to Annex D to our definitive proxy statement filed on August 11, 2000 (Filed No. 001-10651).

2.3 Stock Purchase Agreement dated as of February 12, 2002 by and among Maverick Tube Corporation, Precision Tube Holding Corporation and the shareholders of Precision Tube Holding Corporation, incorporated herein by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on February 14, 2002.

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

4.2 Form of Stock Certificate for Common Stock, incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, (File No. 33-37363).

4.3 Form of Stock Certificate for Series II or Special Voting Preferred Stock, incorporated herein by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

4.4 Form of Share Capital and other Provisions to be Included in the Articles of Incorporation of Maverick Tube (Canada) Inc., incorporated herein by reference to Annex E to our definitive proxy statement filed on August 11, 2000 (File No. 001-10651).

4.5 Form of Support Agreement by and between the Registrant and Maverick Tube (Canada) Inc., incorporated herein by reference to Annex F to our definitive proxy statement filed on August 11, 2000 (File No.001-10651).

4.6 Form of Voting and Exchange Trust Agreement by and between the Registrant, Maverick Tube (Canada), Inc. and CIBC Mellon Trust Company, incorporated herein by reference to Annex G to our definitive proxy statement filed on August 11, 2000 (File No. 001-10651).

10.1 Lease and Agreement dated July 24, 1992, by and between the Registrant and the Arkansas Development Finance Authority (the "Authority"), incorporated herein by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.

10.2* Maverick Tube Corporation Amended and Restated 1990 Stock Option Plan, incorporated herein by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1991.

10.3* Maverick Tube Corporation Savings for Retirement Plan effective on February 15, 1988, as amended, incorporated herein by reference to
        Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

10.4 Lease Agreement dated as of March 1, 1994, between the Authority, as lessor, and the Registrant as lessee, related to the Registrant's Arkansas Structural Facility, incorporated herein by reference to
        Exhibit 10.14 to the Registrant's Registration Statement on Form S-2, (File number 33-80096).

10.5 First Supplemental Trust Indenture to Lease Agreement between the Authority, as lessor and the Registrant, as lessee relating to the Registrant's Arkansas Structural Facility, dated July 1, 1994, incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1994.

10.6* The Maverick Tube Corporation 1994 Stock Option Plan, incorporated herein by reference to Exhibit 10.17 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

10.7* The Maverick Tube Corporation Director Stock Option Plan, incorporated herein by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

10.8* Form of Deferred Compensation Agreement between the Registrant and Messrs. Gregg M. Eisenberg, T. Scott Evans and Sudhakar Kanthamneni dated October 1, 1995, incorporated herein by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

10.9* Form of Severance Agreement dated December 10, 1998, by and among the Registrant and Gregg M. Eisenberg, Sudhakar Kanthamneni and T. Scott Evans, incorporated herein by reference to Exhibit 10.16 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

10.10* Amendment #1 to the Maverick Tube Corporation Director Stock Option Plan, incorporated herein by reference to Exhibit 10.24 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

10.11* Amendment #1 to the Maverick Tube Corporation 1994 Stock Option Plan, incorporated herein by reference to Exhibit 10.21 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

10.12 Agreement of Limited Partnership between the Registrant, Maverick Investment Corporation and Maverick Tube L.P., incorporated herein by reference to Exhibit 10.13 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

10.13* The Registrant's Amended and Restated Prudential Steel Ltd. Stock Option Plan incorporated herein by reference to Exhibit 99.1 of the Registrant's Form S-8 filed on September 27, 2000, (File No. 335-46740).

10.14* Amended and Restated Prudential Steel Ltd. Pension Plan for Salaried Employees restated effective January 1, 1992 and including amendments to January 1, 1998, incorporated herein by reference to Exhibit 10.15 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (In Canadian Dollars).

10.15 Amended and Restated Secured Credit Agreement among the Registrant and Harris Trust and Savings Bank as Agent dated as of December 28, 2000, incorporated herein by reference to Exhibit 10.16 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.16 Credit Facility between Prudential Steel Ltd. and Royal Bank of Canada dated as of December 27, 2000, incorporated herein by reference to
        Exhibit 10.17 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (In Canadian Dollars).

10.17 Lease and Agreement dated January 10, 2001, by and between the Registrant and Commercial Resins Company, Inc., incorporated herein by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.18* Prudential Steel Ltd. Supplemental Employees' Retirement Plan dated as of January 1, 1994, incorporated herein by reference to Exhibit 10.19 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.19* Change of Control Agreement dated April 28, 1998 by and between Prudential Steel Ltd. and J. D. Wilson, incorporated herein by reference to Exhibit 10.20 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.20 First Amendment to Amended and Restated Secured Credit Agreement, incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2001.

10.21* Second Amendment to the 1994 Stock Option Plan, incorporated herein by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2001.

10.22* Collective Bargaining Agreement between Prudential Steel Ltd. and the United Steelworkers of America, Local 7226, effective as of January 1, 2001 through December 31, 2003, incorporated herein by reference to
        Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001 (In Canadian Dollars).

10.23 Amending Letter to the Letter Agreement dated December 27, 2000 between Prudential Steel Ltd. and Royal Bank of Canada, incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001.

10.24 Waiver Letter to the Amended and Restated Secured Credit Agreement among the Registrant and Harris Trust and Savings Bank as Agent dated as of December 28, 2000, incorporated herein by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001.

10.25* Form of Secured Note Agreement among certain employees of Maverick Tube Corporation and Maverick Tube Corporation, incorporated herein by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001.

10.26 Second Amendment to Amended and Restated Secured Credit Agreement, filed herewith.

13 Portions of Registrant's 2001 Annual Report to Stockholders which are incorporated by reference herein, filed herewith.

21      Subsidiaries of the Registrant, filed herewith.

23.1    Consent of Ernst & Young LLP, independent auditors, filed herewith.

*       Management contract or compensatory plan or arrangement.