Form 10-Q
period 2002-05-13
MAVERICK TUBE CORPORATION
filed 2002-05-13
CIK 869087

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period ended March 31, 2002
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Transition Period From ____________TO_____________

                        COMMISSION FILE NUMBER - 0-30146

                            MAVERICK TUBE CORPORATION
                            16401 Swingley Ridge Road
                                  Seventh Floor
                          Chesterfield, Missouri 63017
                                 (636) 733-1600

State or other jurisdiction of incorporation or organization - Delaware

I.R.S Employee Identification No. - 43-1455766

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

Common Stock, $.01 Par Value - 35,049,886 shares as of May 10, 2002

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                        PAGE NO.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)...........................     3

           Condensed Consolidated Balance Sheets - March 31, 2002
           and December 31, 2001......................................     3

           Condensed Consolidated Statements of Operations - Three
           Months Ended  March 31, 2002 and 2001......................     4

           Condensed Consolidated Statements of Cash Flows - Three
           Months Ended March 31, 2002 and 2001.......................     5

           Notes to Condensed Consolidated Financial Statements.......     7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................    12

Item 3.    Quantitative and Qualitative Disclosures About Market
           Risk.......................................................    21

PART II.   OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds..................    22

Item 4.    Submission of Matters to a Vote of Security Holders........    22

Item 5.    Other Information..........................................    22

Item 6.    Exhibits and Reports on Form 8-K...........................    23

SIGNATURES............................................................    24

EXHIBIT INDEX.........................................................    25



                                      [2]

--------------------------------------------------------------------------------
                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
--------------------------------------------------------------------------------

                                                      March 31,     December 31,
                                                        2002            2001
                                                    (Unaudited)     (See Note 1)
                                                  ------------------------------
ASSETS

Current assets:
 Cash and cash equivalents........................       $8,822          $1,940
 Accounts receivable, less allowances of
  $2,462 and $2,412 on March 31, 2002 and
  December 31, 2001, respectively.................       51,965          41,021
 Inventories......................................      118,790         141,739
 Deferred income taxes............................        4,366           7,305
 Income taxes refundable..........................        2,736               -
 Prepaid expenses and other current assets........        2,184           2,440
                                                  ------------------------------
Total current assets..............................       88,863         194,445

Property, plant and equipment, less accumulated
 deprecation of $110,529 and $103,329 on March
 31, 2002 and December 31, 2001, respectively.....      164,869         158,261

Goodwill..........................................       41,282               -

Other assets......................................       15,848           4,741
                                                  ------------------------------
                                                       $410,862        $357,447
                                                  ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable.................................      $24,910         $23,668
 Accrued expenses and other liabilities...........       20,361          15,605
 Deferred revenue.................................        6,343           3,759
 Income taxes payable.............................          620           4,940
 Revolving credit facility........................            -           3,219
 Current maturities of long-term debt.............        1,404             938
                                                  ------------------------------
Total current liabilities.........................       53,638          52,129
Long-term debt, less current maturities...........        7,543           5,991
Revolving credit facility.........................       84,098          62,000
Other liabilities.................................        3,815           3,823
Deferred income taxes.............................        4,499           8,121

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 5,000,000
 authorized shares; 1 share issued and
 outstanding at March 31, 2002 and
 December 31, 2001, respectively..................            -               -
Common stock, $.01 par value; 80,000,000
 authorized shares; 35,019,836 and
 34,013,036 shares issued; 35,019,836 and
 32,812,036 shares outstanding  at March 31,
 2002 and December 31, 2001, respectively.........          350             340
Treasury stock, 1,201,000 at December 31, 2001....            -         (11,525)
Additional paid-in capital........................      131,488         114,307
Retained earnings.................................      138,188         135,831
Accumulated other comprehensive loss..............      (12,757)        (13,570)
                                                  ------------------------------
                                                        257,269         225,383
                                                  ------------------------------
                                                       $410,862        $357,447
                                                  ==============================



                                      [3]

See accompanying notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------
                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except share data and per share data)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                         Three Months Ended
                                                              March 31,
                                                        2002            2001
                                                  ------------------------------

Net sales.........................................     $100,196        $153,475
Cost of goods sold................................       89,250         122,394
                                                  ------------------------------
Gross profit......................................       10,946          31,081
Selling, general and administrative...............        6,864           6,454
Start-up costs....................................            -           1,064
                                                  ------------------------------
Income from operations............................        4,082          23,563
Interest expense..................................          595             657
                                                  ------------------------------
Income from continuing operations before income
 taxes and extraordinary items....................        3,487          22,906
Provision for income taxes........................        1,421           7,882
                                                  ------------------------------
Income from continuing operations before
 extraordinary items..............................        2,066          15,024
Loss from operations of discontinued DOM
 facility, net of income taxes....................            -            (957)
Gain (loss) on disposal of DOM facility, net of
 income taxes.....................................          518         (10,240)
                                                  ------------------------------
Income before extraordinary items.................        2,584           3,827
Extraordinary items, net of income taxes..........         (227)              -
                                                  ------------------------------
Net income........................................       $2,357          $3,827
                                                  ==============================

Basic earnings (loss) per share
  Income from continuing operations...............        $0.06           $0.45
  Income (loss) from discontinued operations......         0.02           (0.34)
  Extraordinary items, net of income taxes........        (0.01)              -
                                                  ------------------------------
  Net income......................................        $0.07           $0.11
                                                  ==============================

Diluted earnings (loss) per share
  Income from continuing operations...............        $0.06           $0.43
  Income (loss) from discontinued operations......         0.02           (0.32)
  Extraordinary items, net of income taxes........        (0.01)              -
                                                  ------------------------------
  Net income......................................        $0.07            $0.11
                                                  ==============================

Weighted average shares outstanding:
  Basic...........................................   33,132,154      33,724,184
  Diluted.........................................   33,525,942      34,574,692



                                      [4]

See accompanying notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------
                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)
--------------------------------------------------------------------------------

                                                        Three Months Ended
                                                             March 31,
                                                        2002           2001
                                                  ------------------------------
OPERATING ACTIVITIES
Income from continuing operations.................       $2,066         $15,024
Adjustments to reconcile net income from
 continuing operations to net cash provided by
 operating activities:
Depreciation and amortization.....................        4,383           3,426
Deferred income taxes.............................          (83)          2,174
Provision for losses on accounts receivable.......         (139)            205
Loss on sale of equipment.........................            -              14
Changes in operating assets and liabilities:
 Accounts receivable..............................        1,256          (1,941)
 Inventories......................................       27,466           4,770
 Prepaid expenses and other current assets........         (648)            248
 Other assets.....................................       (1,839)           (124)
 Accounts payable.................................       (2,429)         (6,102)
 Accrued expenses and other liabilities...........       (9,503)          1,324
 Deferred revenue.................................        2,584             170
                                                  ------------------------------
Cash provided by operating activities.............       23,114          19,188

INVESTING ACTIVITIES
Cash paid for acquisition, net of cash received...      (55,265)              -
Expenditures for property, plant and equipment....       (5,615)         (8,273)
                                                  ------------------------------
Cash used by investing activities.................      (60,880)         (8,273)

FINANCING ACTIVITIES
Proceeds from borrowings and notes................      118,920         102,563
Principal payments on borrowings and notes........     (101,495)       (114,359)
                                                  ------------------------------
                                                         17,425         (11,796)
Principal payments on long-term note receivable...        1,238               -
Proceeds from sale of common stock................       10,494               -
Proceeds from sale of treasury stock..............       15,853               -
Proceeds from exercise of stock options...........           79             262
                                                  ------------------------------
Cash provided (used) by financing activities......       45,089         (11,534)



                                      [5]

DISCONTINUED OPERATIONS
Income (loss) on discontinued operations..........          518         (11,197)
Adjustments to reconcile income (loss) from
 discontinued operations to net cash used by
 discontinued operations:
Depreciation......................................          376             364
(Gain) loss on disposal...........................         (518)         10,240
Changes in operating assets and other liabilities
 of discontinued operations.......................         (742)            130
Capital expenditures..............................            -            (260)
                                                  ------------------------------
Net cash used by discontinued operations..........         (366)           (723)

Effect of exchange rate changes on cash...........          (75)              -
                                                  ------------------------------
Increase (decrease) in cash and cash equivalents..        6,882          (1,342)

Cash and cash equivalents at beginning of period..        1,940           2,193
                                                  ------------------------------
Cash and cash equivalents at end of period........       $8,822            $851
                                                  ==============================

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
   Interest (net of amounts capitalized)..........         $671            $713
   Income taxes...................................       $6,496          $2,623

 Noncash investing and financing activities:
   Sale of discontinued operations................       $8,115              $-
   Stock issued for acquisition...................       $2,290              $-



                                      [6]

See accompanying notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------
                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The condensed consolidated financial statements include the accounts of Maverick Tube Corporation and its direct and indirect wholly-owned subsidiaries (collectively referred to as "the Company," whereas "Maverick" is the Company exclusive of its subsidiary Prudential Steel Ltd.). All significant intercompany accounts and transactions have been eliminated. All operational and financial information contained herein includes the business activities of Prudential Steel Ltd. ("Prudential") for all periods presented.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report in the 2001 Form 10-K.

The assets, liabilities and operations of Prudential are measured using the Canadian dollar as the functional currency but are presented in this report in U.S. dollars unless otherwise indicated. Foreign currency translation adjustments are reported as "Accumulated Other Comprehensive Loss" in the stockholders' equity section of the balance sheet. Foreign currency translation adjustments were $813,000 and ($5.1) million for the three months ended March 31, 2002 and 2001, respectively resulting in comprehensive income (loss) of $3.2 million and ($1.4) million, respectively.


2.  BUSINESS ACQUISITION
--------------------------------------------------------------------------------

On February 12, 2002, the Company entered into a definitive Stock Purchase Agreement providing for the purchase of all the common stock of Precision Tube Holding Corporation ("Precision") in exchange for $58.6 million cash (including an adjustment of $3.6 million to reflect the cash of Precision on hand as of the closing date) and 200,000 common shares of the Company. The transaction was completed on March 29, 2002. The cash portion of the purchase price remains subject to a working capital and other adjustments that are expected to be determined by June 30, 2002 and are not expected to be material. The transaction was completed on March 29, 2002. The acquisition was accounted for as a purchase business combination and the financial statements of Precision have been consolidated from the acquisition date. The cost to acquire Precision has been preliminarily allocated to the assets acquired and liabilities assumed according to their estimated fair values and are subject to adjustment when additional information concerning assets and liability valuations are finalized. The preliminary allocation has resulted in acquired goodwill of approximately 41.3 million. The Company did not have any goodwill prior to its acquisition of Precision. Pro forma information has not been included herein because the acquisition of Precision is not a significant business combination.

As a result of the acquisition and effective January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized, but tested for impairment at least annually. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment tests during the fourth quarter.



                                      [7]

3.  INVENTORIES
--------------------------------------------------------------------------------

Inventories consist of the following (in thousands):

                                                      March 31,     December 31,
                                                        2002            2001
                                                  ------------------------------

Finished goods....................................      $77,045         $86,256
Work-in-process...................................        2,465           3,574
Raw materials.....................................       28,542          41,938
Storeroom parts...................................       10,738           9,971
                                                  ------------------------------
                                                       $118,790        $141,739
                                                  ==============================

Inventories are principally valued at the lower of average cost or market.


4.  RESTRUCTURING CHARGES
--------------------------------------------------------------------------------

During December 2001, the Company announced its plans to exit its Longview, Washington facility and move the operations to one of its existing buildings in Hickman, Arkansas. As a result, 115 employees at the facility have been terminated as of March 31, 2002. Restructuring costs of $8,061,000 ($5,573,000 after tax) were recorded in the consolidated statement of operations during the quarter ended December 31, 2001 and included the following items (in thousands):

Noncash costs:
  Write-down of property, plant and equipment to fair value.......       $6,476
Cash costs:
  Employee severance..............................................          581
  Other...........................................................        1,004
                                                                  --------------
                                                                          1,585
                                                                  --------------
Total restructuring costs                                                $8,061
                                                                  ==============

Following is a summary of the accrued restructuring liabilities and activity through March 31, 2002 (in thousands):

                                      Employee
                                      Severance         Other          Total
                                ------------------------------------------------

Initial reserves................          $581           $1,004          $1,585
Cash payments...................          (239)            (433)           (672)
Reversal of the initial accrual.          (298)             (14)           (312)
                                ------------------------------------------------
Balance, March 31, 2002.........           $44             $557            $601
                                ================================================

The Company reversed $312,000 of the initial accrual during the period ended March 31, 2002 primarily as a result of a decision to retain certain employees which had been anticipated to be terminated The $312,000 was included in the determination of net income for the period ended March 31, 2002.

Future cash outlays expected in 2002 relating to the Company's exit from the Longview, Washington facility are anticipated to be $6,614,000 including the $601,000 cash costs above and $6,013,000 related primarily to capital expenditures required at our existing facility in Hickman, Arkansas. These cash outlays are expected to be funded through the future sale of the Longview, Washington land and building along with a reduction in working capital requirements for this operation.



                                      [8]

5.  START-UP COSTS
--------------------------------------------------------------------------------

The Company began construction on a new production facility in Hickman, Arkansas during October 1999. Start-up costs expensed for the three months ended March 31, 2001 were $1.1 million. These costs are comprised primarily of manufacturing costs incurred prior to the fully integrated operation of the facility. The Company placed the new large diameter pipe and tubing facility in service as of June 30, 2001 at a total cost of $51.0 million.


6.  INCOME PER SHARE
--------------------------------------------------------------------------------

Diluted income per share for the three months ended March 31, 2002 and 2001 was computed based upon the net income of the Company and the weighted average number of shares of common stock net of treasury stock but including the exchangeable shares on an as-if exchanged basis and the net effect of stock options. Total shares utilized in this calculation were 33,525,942 and 34,574,692 for the three months ended March 31, 2002 and 2001, respectively.


7.  DISCONTINUED OPERATIONS
--------------------------------------------------------------------------------

During the quarter ended March 31, 2001, the Company adopted a formal plan to sell the operating assets of its Cold Drawn Tubular Business (DOM). Accordingly, the operating results of the DOM facility, including the provision for the loss on disposal and operating losses during the phase-out period of $10.2 million (net of $5.8 million tax benefit), have been segregated from continuing operations and reported separately as discontinued operations in the statement of operations. The Company estimated operating losses from April 1, 2001 to the anticipated disposal date to be $957,000 (net of $567,000 of taxes).

On March 29, 2002, pursuant to a asset purchase agreement dated March 21, 2002, the Company completed the sale of the DOM business for $8.1 million, consisting of cash in the amount of $1.3 million and a buyer's nine year secured promissory note for the balance. To accommodate the buyer's purchase of its DOM business, the Company guaranteed certain payment obligations of the buyer. The Company was granted liens and appropriate subrogation rights in the assets conveyed to the buyer. The Company recognized a $768,000 pre-tax gain from discontinued operations in the quarter ended March 31, 2002, which increased net income by $518,000.

Summarized financial information for the discontinued operations are as follows (in thousands, except tons shipped):

                                                        Three Months Ended
                                                              March 31,
                                                        2002            2001
                                                  ------------------------------

Tons shipped                                                  -           3,074
Net sales.........................................           $-          $2,965
Loss from discontinued operations before
 income taxes.....................................           $-          $1,524
Loss from discontinued operations, net of
 tax benefit......................................           $-            $957



                                      [9]

8.  SEGMENT INFORMATION
--------------------------------------------------------------------------------

The following table sets forth data (in thousands) for the three months ended March 31, 2002 and 2001 for the continuing reportable industry segments of Maverick Tube L.P. and Prudential. Maverick Tube L.P. ("Maverick L.P."), a wholly-owned subsidiary of the Company, is responsible for the Company's operations in Hickman, Arkansas and Conroe, Texas. Prudential, a wholly-owned subsidiary of the Company, is responsible for the Company's operations in Calgary, Alberta. As noted in footnote 4, the Company's Longview, Washington facility was closed during the quarter ended March 31, 2002.

Identifiable assets are those used in the Company's operations in each segment.

                                    Maverick
                                      L.P.     Prudential   Corporate    Total
                                   ---------------------------------------------
Three Months Ended March 31, 2002
---------------------------------

Net sales.......................... $58,052 (1)   $42,144 (1)  $   -    $100,196
Income (loss) from operations......  (4,539)(2)     8,621          -       4,082
Identifiable assets................ 232,907 (7)    90,691     87,264 (3) 410,862
Depreciation and amortization......   3,283 (7)       624        476       4,383
Capital expenditures...............   3,807 (7)       789      1,019       5,615

Three Months Ended March 31, 2001
---------------------------------

Net sales.......................... $85,254 (1)   $68,221 (1)  $   -    $153,475
Income from operations.............   8,408 (4)    15,155          -      23,563
Identifiable assets................ 171,725       135,499 (7) 64,592 (5) 371,816
Depreciation and amortization......   1,863         1,258 (7)    305       3,426
Capital expenditures...............   1,873           243 (7)  6,157 (6)   8,273

(1) The Company had inter-segment sales of $3.1 million and $621,000 for the three months ended March 31, 2002 and 2001, respectively.

(2) Included in cost of goods sold for the three months ended March 31, 2002 was $681,000 for additional restructuring charges in connection with the Company's closing of its Longview, Washington facility.

(3) Included in the Corporate identifiable assets at March 31, 2002 is $69.7 million related to the acquisition of Precision on March 29, 2002.

(4) The Company began construction on a new large diameter pipe and tubing facility in Hickman, Arkansas during 1999. Start-up costs for the three months ended March 31, 2001 were $1.1 million. These costs are comprised primarily of manufacturing costs incurred prior to the fully integrated operation of the facility.

(5) Included in Corporate identifiable assets at March 31, 2001 is $46.6 million of construction in progress for the Company's new large diameter pipe and tubing facility.

(6) Included in Corporate capital expenditures for the three months ended March 31, 2001 is $3.7 million for the new large diameter pipe and tubing facility and $1.4 million for the new coating facility.

(7) Included in Prudential's identifiable assets, depreciation and amortization and capital expenditures were the operations of the Longview, Washington facility for the period ended March 31, 2001. As the majority of the remaining assets will be transferred to our Hickman, Arkansas facility, the identifiable assets, depreciation and amortization and capital expenditures have been included in Maverick L.P. for the period ended March 31, 2002.



                                      [10]

9.  REVOLVING CREDIT FACILITY
--------------------------------------------------------------------------------

In connection with our acquisition of Precision on March 29, 2002, the Company secured a new senior credit facility, providing the Company with a $150.0 million revolving line of credit that provided a portion of the cash used to fund the acquisition and replaced the Company's short-term and long-term revolving credit facilities. The new senior credit facility will be used to fund the working capital requirements of the Company and is secured by all accounts receivable, inventories and equipment of the Company along with real estate and expires in March 2006. The new senior credit facility bears interest at U.S. or Canadian prime, Bankers' Acceptance rates plus stamping fees or the LIBOR rate, all adjusted by an interest margin, depending upon excess availability. Under the new senior credit facility, the Company can borrow an amount based on a percentage of eligible accounts receivable, eligible inventory and property, plant and equipment reduced by outstanding letters of credit. The new senior credit facility includes restrictive covenants relating to, among other things, a minimum fixed charge coverage ratio if excess availability falls below $30.0 million and a capital expenditure limitation of $25.0 million per year. As of March 31, 2002, the applicable interest rate on this credit facility was 5.5% per annum.


10.  CAPITAL STOCK
--------------------------------------------------------------------------------

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

On March 13, 2002, the Company sold 2.0 million shares of common stock under the Company's shelf registration statement previously filed and declared effective by the Securities and Exchange Commission. Of the 2.0 million shares, 1,201,000 shares came from the Company's treasury stock and 799,000 shares were newly-issued shares. The net proceeds from the offering was $26.4 million, and was used to fund a portion of the cash purchase price for the Company's acquisition of Precision (See Note 2). On March 29, 2002, in connection with the Company's acquisition of Precision, the Company issued 200,000 shares of common stock to the shareholders of Precision.



                                      [11]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

As used herein, Maverick Tube Corporation and its direct and indirect wholly-owned subsidiaries are collectively referred to as "the Company," whereas "Maverick" is the Company exclusive of its subsidiary, Prudential Steel Ltd. ("Prudential"). Also, unless the context otherwise requires, the terms "we," "us" or "our" refers to the Company.

Certain statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this report regarding matters (including statements as to the beliefs or expectation) that are not historical facts are forward-looking statement, as that term, is defined under the Private Securities Litigation Reform Act of 1995. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For example, uncertainty continues to exist as to future levels and volatility of oil and gas price expectations and their effect on drilling levels and demand for our energy related products, the future impact of industry-wide draw-downs of inventories and future import levels. Also, uncertainty continues to exists as to future purchased steel cost (the Company's principal raw material, representing approximately two-thirds of the cost of goods sold).

It is not possible to foresee or identify all factors that could have a material and negative impact on the future financial performance of the Company. The forward-looking statements in this report are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical conditions, expected future developments and other factors it believes appropriate under the circumstances. Further information covering issues that could materially affect the Company's financial performance is contained in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 13, 2002.

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally applied in the United States. It should be noted that certain accounting policies of the Company require judgment and/or estimates of management in their application that could have a significant impact on amounts reported in these financial statements. A summary of those critical accounting policies can be found in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2001 Annual Report on Form 10-K. In particular, the accounting for and analysis with respect to areas such as revenue and account receivable collectibility, inventory valuation, potential product liability and environmental claims, discontinued operation cost estimates and pension plan expense are discussed.

All amounts are expressed in U.S. dollars unless otherwise indicated.

We are a leading North American producer of tubular steel products used in energy and industrial applications. Maverick is the largest producer of oil country tubular goods (OCTG) and line pipe products for use in newly drilled oil and gas wells and for transporting oil and natural gas. These products are primarily sold to distributors in the United States and Canada. Maverick expanded into coiled tubing products with its acquisition of Precision Tube Technology, Inc. (Precision). Coiled tubing products are primarily used in maintaining existing wells but are also used in completing new wells. These products are sold to service companies throughout North America and internationally. OCTG, line pipe and coiled tubing will comprise our energy product line. We also manufacture structural tubing (hollow structural sections, or HSS), standard pipe and pipe piling. These products are sold to service centers, fabricators and end-users and comprise our industrial product line. During first quarter of 2002, energy products accounted for approximately 82% of our total revenues.



                                      [12]

On February 12, 2002, the Company entered into a definitive Stock Purchase Agreement providing for the purchase of all the common stock of Precision Tube Holding Corporation ("Precision") in exchange for $58.6 million cash, which amount included an upward adjustment of $3.6 million to reflect the cash of Precision on hand as of the closing date, and 200,000 common shares of the Company. The cash portion of the purchase price remains subject to a working capital and other adjustments that are expected to be determined by June 30, 2002 and are not expected to be material. The transaction was completed on March 29, 2002. Precision's March 31, 2002 balance sheet has been consolidated with the Company's balance sheet as of March 31, 2002. Precision's operating results for the period March 29, 2002 through March 31, 2002 are not material to the Company's financial statements and will be included in the Company's operating results for the three months ended June 30, 2002.

OVERVIEW
--------------------------------------------------------------------------------

Our products include electrical resistance welded ("ERW") oil country tubular goods (sometimes referred to as OCTG) and line pipe, which are sold primarily to distributors who supply end-users in the energy industry, and structural tubing and standard pipe, which are sold primarily to service centers who supply end-users in construction, transportation, agriculture and other industrial enterprises. The Company began selling coiled steel pipe for use in down-hole well servicing and line pipe applications with its acquisition of Precision on March 29, 2002.

Energy Products Demand and Consumption
--------------------------------------

Demand for our energy related products depends primarily upon the number of oil and natural gas wells being drilled, completed and worked over in the U.S. and Canada and the depth and drilling conditions of these wells. The levels of these activities are primarily dependent on oil and natural gas prices. Many factors, such as the supply and demand for oil and natural gas, general economic conditions, and global weather patterns, affect these prices. As a result, the future level and volatility of oil and natural gas prices are uncertain. In addition, seasonal fluctuations that affect our customers may affect the demand for our products.

U.S. end-users obtain OCTG from domestic and foreign pipe producers and from draw-downs of the end-user, distributor or mill inventories. Industry inventories of our products can change significantly from period to period. This can have a direct effect on demand for our products when customers draw-down from inventory rather than purchasing our products. Canadian distributors typically hold significantly less amounts of inventories than U.S. distributors.



                                      [13]

The following table illustrates certain factors related to industry-wide drilling activity, energy prices, OCTG consumption, shipment, imports and inventories for the periods presented:

                                                         Three Months Ended
                                                              March 31,
                                                        2002             2001
                                                  ------------------------------
U.S. Market Activity:
  Average rig count...............................          818           1,142
                                                  ==============================

Average U.S. energy prices
  Oil per barrel (West Texas Intermediate)........       $21.72          $29.06
                                                  ==============================

  Natural gas per MCF (Average U.S.)..............        $2.38           $6.65
                                                  ==============================

U.S. OCTG Consumption:
(in thousands of tons)
  U.S. producer shipments.........................          324             580
  Imports.........................................          127             221
  Inventory (increase)/decrease...................           72              (9)
  Used pipe.......................................           38              19
                                                  ------------------------------
    Total U.S. Consumption........................          561             811
                                                  ==============================

Canadian Market Activity:
  Average rig count...............................          374             507
                                                  ==============================

Average Canadian energy prices
  Natural gas per U.S. $ per MCF
  (Alberta spot price)............................        $2.09           $7.14
                                                  ==============================


Canadian OCTG Consumption:
(in thousands of tons)
  Canadian producer shipments.....................          133             149
  Imports.........................................           60              65
  Inventory (increase)/decrease...................            9              59
                                                  ------------------------------
    Total Canadian Consumption....................          202             273
                                                  ==============================

The U.S. rig count in the table is based on weekly rig count reporting from Baker Hughes, Inc. Energy prices in the table are monthly average period prices as reported by Spears and Associates for West Texas Intermediate grade crude oil and the average U.S. monthly natural gas cash price as reported by Natural Gas Week. Imports are as reported by Duane Murphy and Associates in "The OCTG Situation Report." Inventory (increase)/decrease is our estimates based upon independent research by Duane Murphy and Associates. Used pipe quantities are calculated by multiplying 8.3 recoverable tubing and casing tons by the number of abandoned oil and gas wells. U.S. consumption of OCTG is our estimate based on estimated per rig consumption of OCTG multiplied by the Baker Hughes rig count. U.S. producer shipments are our estimates based on the components listed above.

The Canadian rig count in the table is based on weekly rig count reporting from Baker Hughes, Inc. Energy prices in the table are the average Alberta natural gas spot price. Imports are as reported by Statistics Canada. Inventory (increase)/decrease is our estimates based upon data reported by Statistics Canada. Canadian producer shipments are reported by Statistics Canada Steel Pipe and Tube Report.

According to published industry reports, average U.S. drilling for the first quarter of 2002 was approximately 818 rigs, representing a decrease of 28.3% compared to the first quarter of 2001. Natural gas drilling decreased by 25.0%, while oil related drilling decreased by 40.7%. The lower drilling levels for both oil and natural gas were primarily attributable to significant decreases in oil and natural gas prices, down by 25.3% and 64.2%, respectively. Drilling levels decreased throughout the quarter, as the rig count at the end of the quarter was approximately 6.7% lower than the average rig count during the quarter.

According to published industry reports, average Canadian drilling for the first quarter of 2002 was approximately 374 rigs, representing a decrease of 26.2% compared to the first quarter of 2001. The lower drilling levels were primarily attributable to significant decreases in oil and natural gas prices, down by 25.3% and 70.7%, respectively. Drilling levels decreased throughout the quarter, as the rig count at the end



                                      [14]
of the quarter was approximately 20.0% lower than the average rig count during the quarter.

Imports into the U.S. decreased 42.5%, with import market share declining from 27.2% during the first quarter of 2001 to 22.6% during the first quarter of 2002. This decrease was primarily due to the increase in drilling activity throughout the world. During the first quarter of 2002, U.S. producer shipments of OCTG decreased 44.1% as compared to the comparable prior year period. During the first quarter of 2002, U.S. producer shipments were negatively impacted by industry inventory decreases that created an additional 12.8% of supply. During the first quarter of 2001, U.S. producer shipments were favorably impacted by industry inventory increases that created an additional 1.1% of demand. Management believes that at March 31, 2002, industry inventories were above normal levels in relation to demand, as inventory months of supply increased 47.8%, from 4.6 months at March 31, 2001 to 6.8 months at March 31, 2002.

As a result of the decreased drilling activity, we estimate that total U.S. consumption decreased by 30.8% in the first quarter of 2002, compared to the prior year quarter. During that same period, our domestic shipments of OCTG decreased 32.2% and our export sales, primarily to Canada, increased by 45.6%. We estimate that our domestic OCTG market share increased from 15.4% during the quarter ended March 31, 2001 to 18.6% during the quarter ended March 31, 2002. This increased market share, slightly higher than the market share we have captured historically, was partially due to the business levels of our customers compared to the market as a whole, and we were less reliant on spot business that declined significantly during the quarter as inventories started to decline.

Imports into Canada decreased 7.7%, with import market share increasing from 23.8% during the first quarter of 2001 to 29.7% during the first quarter of 2002. During the first quarter of 2002, Canadian producer shipments of OCTG decreased by 10.7%. Overall, Canadian shipments in the first quarter 2002 were negatively impacted by lower commodity energy prices which led to weaker drilling activity than experienced during the first quarter 2001.

As a result of the decreased drilling activity, we estimate that total Canadian consumption decreased by 26.0% in the first quarter of 2002, compared to the prior year quarter. During that same period, our Canadian shipments of OCTG decreased 19.0%. We estimate that our Canadian OCTG market share of domestic shipments decreased from 39.5% during the quarter ended March 31, 2001 to 35.8% during the quarter ended March 31, 2002.

Published information suggests that U.S. demand for line pipe increased during the first quarter of 2002 by an estimated 42.1% and domestic shipments increased by 58.8% as the import market share fell from 37.3% to 34.9%. Canadian demand for line pipe decreased during the first quarter by an estimated 61.7% and domestic shipments fell by 38.1% due to less project work than in the first quarter 2001. Import volumes dropped by 69.3%, and the import market share decreased from 32.6% for the first quarter 2001 to 26.2% for the first quarter 2002 .

Industrial Products Demand and Consumption
------------------------------------------

Given the numerous applications for our industrial products, sources of demand for such products are diversified. Demand depends on the general level of economic activity in the construction, transportation, agricultural, material handling and recreational segments, the use of structural tubing as a substitute for other structural steel forms, such as I-beams and H-beams, and draw-downs of existing customer inventories.

We estimate that the U.S. demand for structural tube products (commonly referred to as hollow structural sections or HSS) of the type we produce increased 5.0% during the first quarter of 2002 over the prior year period. Total U.S. producer shipments remained relatively stable as import market share decreased from 21.1% to 18.2%. According to published reports, the U.S. standard pipe market demand increased 26.1%. Total domestic producer shipments increased 17.9% as the import market share increased from 42.4% to 46.1%.



                                      [15]

Pricing and Costs of Our Products
---------------------------------

Pricing of our products was down over all product lines during the first quarter of 2002. Pricing of U.S. energy products was down 17.7% compared to the prior year quarter. Pricing of U.S. industrial products was down 6.8% compared to the prior year quarter. Pricing of Canadian energy and industrial products was down 9.1% and 2.8%, respectively compared to the prior year quarter.

The level of imports of oil country tubular goods, which has varied significantly over time, affects the U.S. and Canadian oil country tubular goods markets. High levels of imports reduce the volume sold by domestic producers and tend to suppress selling prices, both of which would have an adverse impact on our business.

Antidumping and countervailing duty orders require special duties to be imposed in amounts designed to offset unfair pricing and government subsidization, respectively. In the U.S., once an order is in place, foreign producers, importers, domestic producers and other parties may request an "administrative review" on a yearly basis to determine the duty rates to be applied to imports during subsequent years, as well as the duty deposit rates for future imports from the companies covered by the review. In addition, a company that did not ship to the U.S. during the original period examined by the U.S. government may request a "new shipper review" to obtain its own duty rate on an expedited basis.

In March 2002, an antidumping petition was filed with the U.S. government covering OCTG products from Austria, Brazil, China, France, Germany, India, Indonesia, Romania, South Africa, Spain, Turkey, Ukraine and Venezuela. On May 10, 2002, the U.S. government voted to end this case. As a result of this ruling, there will not be any additional import relief on OCTG products and the recent high import rates into the U.S. could continue to negatively impact our OCTG shipment levels and prices.

Since 1986, imports of certain oil country tubular goods into Canada from the U.S., Korea, Japan and Germany have been restricted by the existence of antidumping and countervailing duty orders. Following a sunset review process, the orders, to the extent applicable to imports of carbon grade casing from the U.S. and Korea into Canada, expired in June 2001. As a result, the requirement that an importer obtain "normal values" for these products was not continued. The expiration of this ruling is expected to result in downward pressure on the selling price of these products in Canada.

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

U.S. steel costs included in cost of goods sold decreased during the first quarter of 2002 by 10.0%, compared to the quarter ended March 31, 2001. The current replacement cost of steel is approximately 13.0% higher than the cost recorded in cost of goods sold during the quarter due to price increases implemented by our major supplier of steel. Recently, our major supplier of steel increased our steel prices by $15 per ton in January, by $40 per ton in April and plans to implement another price increase in July 2002.

The same factors that have influenced steel costs and costs of goods sold in our U.S. operations have also affected the steel costs and cost of goods sold in our Canadian operations. Canadian cost of goods sold are lower in the current quarter as compared to the comparable prior year period but will continue to increase throughout 2002 as increased steel replacements costs are realized.

Purchased steel represents approximately two-thirds of our costs of goods sold. As a result, the steel industry, which is highly volatile and cyclical in nature, affects our business both positively and negatively. Numerous factors, most of which are beyond our control, drive the cycles of the steel industry and influence steel prices including general economic conditions, industry capacity utilization, import duties



                                      [16]
and other trade restrictions and currency exchange rates.

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

In November 2001, the International Trade Commission (ITC) recommended to the President of the United States that a Section 201 case for steel and all steel products, with the exception of oil country tubular goods, be supported with a wide scale program of quotas and duties. The President's remedy plan released on March 5, 2002, provides a three year program of quotas and tariffs covering a wide range of imported steel products. Of specific interest to the Company's business, imported flat rolled products including hot rolled steel coils are subject to a 30% tariff in year one, a 24% tariff in year two and an 18% tariff in year three. This plan will likely result in an increase in the cost of foreign imported hot rolled steel and steel products. This, in turn, could significantly increase the cost of our purchased steel. We have already experienced some steel price increases that we believe were caused by the ITC's recommendation. For example, our major supplier of steel increased our steel prices by $15 per ton in January, by $40 per ton in April and plans to implement another price increase in July 2002.


RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Overall Company
---------------

Net sales of $100.2 million recorded for the first quarter of 2002, represents a decrease of $53.3 million, or 34.7%, compared to the prior year period. These results were primarily attributable to a decrease of 24.5% in total product shipments, from 244,198 tons in the first quarter of 2001 to 184,483 tons in the first quarter of 2002. Overall average net selling prices decreased from the comparable quarter of the prior year by 13.5%, from an average of $628 per ton to $543 per ton.

Cost of goods sold of $89.3 million recorded for the first quarter of 2002, represents a decrease of $33.1 million, or 27.1%, compared to the prior year period. Overall unit cost per ton of products sold decreased from the comparable quarter of the prior year by 3.4%, from an average of $501 per ton to $484 per ton. This decrease was primarily due to the decrease in steel costs. See "Overview." Included in cost of goods sold was a $681,000 additional restructuring charge in connection with the Company's closing of its Longview, Washington facility.

The Company earned a gross profit of $10.9 million during the first quarter of 2001, compared to a gross profit of $31.1 million in the prior year period. Gross profit per ton was $59 per ton as compared to $127 per ton in the comparable prior year period. Gross profit per ton was impacted by the weakening selling prices offset by lower steel costs. Gross profit, as a percentage of net sales, was 10.9% for the three month period ended March 31, 2002, compared to a gross profit, as a percentage of net sales, of 20.3% for the prior year period.

Selling, general and administrative expenses increased $410,000 or 6.4%, from $6.5 million in the first quarter of 2001 to $6.9 million in the first quarter of 2002. Selling, general and administrative expenses were primarily impacted by additional depreciation on our new enterprise resource planning system and general wage increases effective at the beginning of the year. Selling, general and administrative expenses as a percentage of net sales in the first quarter of 2002 was 6.9% compared to 4.2% for the comparable prior year period. The increase was due to the lower shipment levels in the first quarter of 2002 compared to the first quarter of 2001.



                                      [17]

Interest expense decreased $62,000 or 9.4%, from $657,000 in the first quarter of 2001 to $595,000 in the first quarter of 2002. This decrease was due to lower average interest rates and lower average borrowings during the first quarter 2002 compared to first quarter of 2001. Our debt to capitalization ratio increased from 24.2% at December 31, 2001 to 26.6% at March 31, 2002, primarily due to the Precision acquisition on March 29, 2002.

The provision for income taxes was $1.4 million for the first quarter of 2002, compared to the prior year's provision of $7.9 million. This change is attributable to the generation of pre-tax income of $3.5 million for the first quarter of 2002, compared to the pre-tax income in the first quarter of 2001 of $22.9 million.

As a result of the decrease in OCTG shipments and the other factors discussed above, we generated net income from continuing operations of $2.1 million in the first quarter of 2002, a decrease in net income from continuing operations of $13.0 million from the comparable prior year period.

The gain associated with the sale of the Company's discontinued DOM facility was $518,000 (net of taxes of $250,000) for the first quarter of 2002. The loss associated with the operations of the Company's discontinued DOM facility was $957,000 (net of taxes of $567,000) for the first quarter of 2001. The estimated loss on the disposal of the DOM facility was $10.2 million (net of taxes of $5.7 million) for the first quarter of 2001.

The Company experienced an extraordinary loss of $227,000 (net of taxes of $109,000) due to early retirement of debt associated with the extinguishment of two bank credit facilities during the first quarter of 2002.

Net income of $2.4 million was generated in the first quarter of 2002, a decrease of $1.5 million from the comparable prior year period.

Maverick Tube L.P. Segment
--------------------------

Maverick Tube L.P. ("Maverick L.P."), a wholly-owned subsidiary of the Company, is responsible for our operations in Hickman, Arkansas, Conroe, Texas and Longview, Washington. Prudential is responsible for our operations in Calgary, Alberta.

Maverick L.P.'s sales of $58.1 million decreased $27.2 million, or 31.9%, for the first quarter of 2002, compared to the prior year period. Maverick L.P.'s shipments decreased 23,161 tons, or 16.9%, from 137,356 tons to 114,195 tons. Energy sales decreased 24,988 tons due to the rig count decreasing from 1,142 active rigs to 818 active rigs. Industrial product sales increased 1,827 tons. Overall average net selling prices for Maverick L.P. decreased from the comparable quarter of the prior year by 18.2%, from an average of $621 per ton to $508 per ton. The change in the price per ton is a result of the rig count decreasing from 1,142 active rigs to 818 active rigs and a less rich product mix. Energy selling prices decreased 17.7% from $693 per ton to $570 per ton. Industrial selling prices decreased 6.9%, from an average of $423 per ton to $394 per ton. The decreases in energy product sales are primarily due to weakening market conditions. See "Overview."

Maverick L.P.'s cost of goods sold of $57.2 million decreased $13.4 million, or 19.0%, for the first quarter of 2002, compared with the prior year period. The decrease was primarily due to decreased product shipments and lower steel costs. See "Overview." Gross profit for Maverick L.P. of $900,000 for the quarter ended March 31, 2002 compared to a gross profit of $14.7 million for the prior year period. See "Overview." Gross profit was $8 per ton as compared to $107 per ton in the comparable prior year period, reflecting weakening selling prices and lower fixed cost absorption, partially offset by lower steel prices. Maverick L.P.'s gross profit margin percentage was 1.6% for the quarter ended March 31, 2002, compared to a gross profit margin percentage of 17.2% for the prior year period.



                                      [18]

Prudential Segment
------------------

Prudential's sales of $42.1 million decreased $26.1 million, or 38.2%, for the first quarter of 2002, compared with the prior year period. Prudential's shipments decreased 36,554 tons, or 34.2%, from 106,842 tons to 70,288 tons. Energy product sales decreased 26,168 tons due to the rig count decreasing from 507 active rigs to 374 active rigs. Industrial product sales decreased 6,206 tons. Tolling tons comprised the remainder of the decrease in shipments. Overall average net selling price for Prudential decreased 6.1% from the comparable quarter of the prior year from an average of $639 per ton to $600 per ton.
Energy selling prices decreased 9.1% from $701 per ton to $637 per ton. Industrial product selling prices fell by 2.8% from $436 per ton to $424 per ton. The decreases in energy product sales are primarily due to weakening market conditions. See "Overview."

Prudential's cost of goods sold of $32.1 million decreased $19.7 million, or 38.0%, in the first quarter of 2002 from the prior year period. The decrease was primarily due to decreased product shipments and lower steel costs. See "Overview." Gross profit for Prudential of $10.0 million for the quarter ended March 31, 2002 compares to a gross profit of $16.4 million for the prior year period. Gross profit was $142 per ton as compared to $154 per ton in the comparable prior year period, reflecting weakening selling prices and lower fixed cost absorption, partially offset by lower steel prices. Prudential's gross profit margin percentage was 23.8% for the quarter ended March 31, 2002, compared to a gross profit margin percentage of 24.1% during the prior year period.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

Working capital at March 31, 2002 was $135.2 million and the ratio of current assets to current liabilities was 3.5 to 1.0. Working capital at December 31, 2001 was $142.3 million and the ratio of current assets to current liabilities was 3.7 to 1.0. The decrease in working capital for the three months ended March 31, 2002 was due to a $22.9 million decrease in inventory partially offset by a $10.9 million increase in accounts receivable. Cash provided by operating activities was $23.1 million for the three months ended March 31, 2002.

Cash used in investing activities was $60.9 million for the three months ended March 31, 2002, resulting primarily for the acquisition of Precision ($55.3 million, net of cash received).

Cash provided by financing activities was $45.1 million for the three months ended March 31, 2002. Outstanding borrowings on our revolving credit facility increased $17.4 million. The Company received proceeds of $26.4 million for the sale of the Company's common shares and the sale of treasury stock during the first quarter of 2002. The proceeds from the increase in the long-term revolving credit facility and the sale of the Company's common and treasury stock was primarily used to acquire Precision on March 29, 2002.

Cash used by discontinued operations was $366,000 for the three months ended March 31, 2002.

Our capital budget for 2002 is approximately $16.3 million, of which $5.6 million was expended during the three month period ended March 31, 2002. The capital budget includes $5.0 million for the relocation of the Longview, Washington equipment to one of our existing facilities in Hickman, Arkansas. The remaining $11.3 million of our capital budget will be used to acquire new equipment for our existing manufacturing facilities and to enhance our new enterprise resource planning system. We expect to meet ongoing working capital and the capital expenditure requirements from a combination of cash flow from operating activities and available borrowings under our revolving credit facility.

In connection with our acquisition of Precision on March 29, 2002, the Company secured a new senior credit facility, providing the Company with a $150.0 million revolving line of credit that provided a portion of the cash used to fund the acquisition and replaced the Company's short-term and long-term revolving credit facilities. The new senior credit facility will be used to fund the working capital requirements of the Company and is secured by all accounts receivable, inventories and equipment of the Company along with



                                      [19]
real estate and expires in March 2006. The new senior credit facility bears interest at U.S. or Canadian prime, Bankers' Acceptance rates plus stamping fees or the LIBOR rate, all adjusted by an interest margin, depending upon excess availability. Under the new senior credit facility, the Company can borrow an amount based on a percentage of eligible accounts receivable, eligible inventory and property, plant and equipment reduced by outstanding letters of credit. The new senior credit facility includes restrictive covenants relating to, among other things, a minimum fixed charge coverage ratio if excess availability falls below $30.0 million and a capital expenditure limitation of $25.0 million per year. As of March 31, 2002, the applicable interest rate on this credit facility was 5.5% per annum. In addition to the $31.7 million in available borrowings as of March 31, 2002, we had $8.8 million in cash and cash equivalents at March 31, 2002.

Prospective Accounting Standards
--------------------------------

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. We are currently assessing the impact of this new standard.



                                      [20]

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

We are subject to interest rate risk to the extent we borrow against our credit facility with variable interest rates. Assuming the current level of borrowings at variable rates and assuming a two-percentage point change in the average interest rates under these borrowings, it is estimated that our interest expense for the quarter ended March 31, 2002 would have increased by approximately $420,000. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

We are also subject to commodity price risk with respect to purchases of steel. Purchased steel represents approximately two-thirds of our cost of goods sold. As a result, the steel industry, which is highly volatile and cyclical in nature, affects and will affect our business both positively and negatively. Numerous factors, most of which are beyond our control, drive the cycles of the steel industry and influence steel prices. Changes in steel prices have and will have a significant impact on the margin levels of our products.

The Company's reported cash flows related to its Canadian operations is based on cash flows measured in Canadian dollars converted to the U.S. dollar equivalent based on published exchange rates for the period reported. The Company believes its current risk exposure to the exchange rate movements, based on net cash flows, to be immaterial.

Prudential's facility located in Calgary, Alberta operates under a collective bargaining agreement expiring on December 31, 2003 that covers approximately 63% of all Prudential employees. While the Company believes its present labor relations are good, there can be no assurance that the collective bargaining agreement will be renewed or that a new collective bargaining agreement on terms acceptable to us will be established.



                                      [21]

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
--------------------------------------------------------------------------------

On March 29, 2002, the Company issued 200,000 shares of common stock (the "Acquisition Shares") to the shareholders of Precision as partial consideration for the Company's purchase of all the common stock of Precision. The issuance of the Acquisition Shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The Company registered on Form S-3 (No. 333-83478) the resale of these shares by the Precision shareholders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

(a) The Annual Meeting of the Stockholders of the Company was held on May 2, 2002. Of the 32,812,036 shares entitled to vote (29,077,071 common stock and 3,734,965 exchangeable shares) at such meeting, 30,135,541 shares were present at the meeting in person or by proxy.

(b) The individuals listed below were elected as Directors of the Company, and, with respect to each Director, the number of shares voted for and withheld were as follows:

                                                       Number of Shares Voted
Name of Nominees                                        For           Abstain
--------------------------------------------------------------------------------

C. Robert Bunch                                      29,869,549         265,992
Gregg M. Eisenberg                                   26,092,020       4,043,521
Rhys T. Eyton (1)                                    29,838,176         297,365
David H. Kennedy                                     29,830,973         304,568
William E. Macaulay                                  29,873,271         262,270
Wayne P. Mang                                        29,839,171         296,370
C. Adams Moore                                       29,864,995         270,546
J. Donald Wilson                                     29,882,207         253,334

(1)  Resigned as a director of the Company following the 2002 Annual Meeting.

     There were no brokers' non-votes.


ITEM 5.  OTHER INFORMATION
--------------------------------------------------------------------------------

Following the Company's 2002 Annual Stockholders Meeting, Rhys T. Eyton, one of the eight persons selected by the stockholders as a director of the Company at the Annual Meeting, resigned as a director of the Company. To reflect the current makeup of the Board of Directors, the bylaws of the Company have been amended to provide for a Board of Directors consisting of seven persons.



                                      [22]

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a)       Exhibit No. Description

          3.1         Amended and Restated Bylaws of the Registrant, as amended.

(b)       Reports on Form 8-K.

          On February 14, 2002, the Company filed a Report on Form 8-K containing the announcement of the definitive stock purchase agreement between the Company and Precision pursuant to which the Company would purchase all of the common shares of Precision.

          On March 14, 2002, the Company filed a Report on Form 8-K announcing the pricing of 2,000,000 common shares of the Company's common stock to be sold by the Company in an underwritten public offering pursuant to a shelf registration statement.

          On March 29, 2002, the Company filed a Report on Form 8-K containing the announcement of the acquisition of all of the outstanding common shares of Precision, the completion of a new $150.0 million U.S. and Canadian senior credit facility and the sale of the Company's Cold Drawn Tubular Business.



                                      [23]

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Maverick Tube Corporation
                                            (Registrant)



Date:  May 13, 2002                 /s/ Gregg M. Eisenberg
                                    --------------------------------------------
                                    Gregg M. Eisenberg, Chairman, President
                                     and Chief Executive Officer
                                    (Principal Executive Officer)


Date:  May 13, 2002                 /s/ Pamela G. Boone
                                    --------------------------------------------
                                    Pamela G. Boone, Vice President - Finance
                                     and Administration
                                    (Principal Financial and Accounting Officer)



                                      [24]

                                  EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION


3.1 Amended and Restated Bylaws of the Registrant, as amended, filed herewith.



                                      [25]