Form 10-Q/A
period 2002-05-15
MAVERICK TUBE CORPORATION
filed 2002-05-15
CIK 869087

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

Maverick Tube Corporation is filing this amendment to its quarterly report on Form 10-Q for the quarter ended March 31, 2002 ("Form 10-Q") to amend its disclosure in:

     Item 1 "Financial Statements (unaudited)" to correct total current assets recorded for the three months ended March 31, 2002; and

     Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the dismissal by the United States government of an antidumping petition filed on behalf of certain manufacturers of oil country tubular goods.

No other amendments were made to the Form 10-Q.

--------------------------------------------------------------------------------
                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
--------------------------------------------------------------------------------

                                                      March 31,     December 31,
                                                        2002            2001
                                                    (Unaudited)     (See Note 1)
                                                  ------------------------------
ASSETS

Current assets:
 Cash and cash equivalents........................       $8,822          $1,940
 Accounts receivable, less allowances of
  $2,462 and $2,412 on March 31, 2002 and
  December 31, 2001, respectively.................       51,965          41,021
 Inventories......................................      118,790         141,739
 Deferred income taxes............................        4,366           7,305
 Income taxes refundable..........................        2,736               -
 Prepaid expenses and other current assets........        2,184           2,440
                                                  ------------------------------
Total current assets..............................      188,863         194,445

Property, plant and equipment, less accumulated
 depreciation of $110,529 and $103,329 on March
 31, 2002 and December 31, 2001, respectively.....      164,869         158,261

Goodwill..........................................       41,282               -

Other assets......................................       15,848           4,741
                                                  ------------------------------
                                                       $410,862        $357,447
                                                  ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable.................................      $24,910         $23,668
 Accrued expenses and other liabilities...........       20,361          15,605
 Deferred revenue.................................        6,343           3,759
 Income taxes payable.............................          620           4,940
 Revolving credit facility........................            -           3,219
 Current maturities of long-term debt.............        1,404             938
                                                  ------------------------------
Total current liabilities.........................       53,638          52,129
Long-term debt, less current maturities...........        7,543           5,991
Revolving credit facility.........................       84,098          62,000
Other liabilities.................................        3,815           3,823
Deferred income taxes.............................        4,499           8,121

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

The Company earned a gross profit of $10.9 million during the first quarter of 2002, compared to a gross profit of $31.1 million in the prior year period. Gross profit per ton was $59 per ton as compared to $127 per ton in the comparable prior year period. Gross profit per ton was impacted by the weakening selling prices offset by lower steel costs. Gross profit, as a percentage of net sales, was 10.9% for the three month period ended March 31, 2002, compared to a gross profit, as a percentage of net sales, of 20.3% for the prior year period.

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


                                            Maverick Tube Corporation
                                            (Registrant)



Date:  May 15, 2002                 /s/ Gregg M. Eisenberg
                                    --------------------------------------------
                                    Gregg M. Eisenberg, Chairman, President
                                     and Chief Executive Officer
                                    (Principal Executive Officer)


Date:  May 15, 2002                 /s/ Pamela G. Boone
                                    --------------------------------------------
                                    Pamela G. Boone, Vice President - Finance
                                     and Administration
                                    (Principal Financial and Accounting Officer)



                                      [21]