Form 10-Q
period 2002-08-13
MAVERICK TUBE CORPORATION
filed 2002-08-13
CIK 869087

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period ended June 30, 2002 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From ____________TO
     _____________

COMMISSION FILE NUMBER 0-30146
                      ---------

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

Common Stock, $0.01 Par Value - 40,894,176 shares as of August 9, 2002

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                        PAGE NO.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)...........................     3

           Condensed Consolidated Balance Sheets - June 30, 2002
           and December 31, 2001......................................     3

           Condensed Consolidated Statements of Operations - Three
           and Six Months Ended  June 30, 2002 and 2001...............     4

           Condensed Consolidated Statements of Cash Flows - Six
           Months Ended June 30, 2002 and 2001........................     5

           Notes to Condensed Consolidated Financial Statements.......     7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................    13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.    24

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K...........................    25

SIGNATURES............................................................    26

EXHIBIT INDEX.........................................................    27


                                      [2]

--------------------------------------------------------------------------------
                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
--------------------------------------------------------------------------------
                                                     June 30,       December 31,
                                                       2002             2001
                                                    (Unaudited)
                                                  ------------------------------
ASSETS
Current assets:
 Cash and cash equivalents........................       $33,541         $1,940
 Accounts receivable, less allowances of
  $2,711 and $2,412 on June 30, 2002 and
  December 31, 2001, respectively.................        48,117         41,021
 Inventories......................................       121,884        141,739
 Deferred income taxes............................         4,366          7,305
 Income taxes refundable..........................         4,731              -
 Prepaid expenses and other current assets........         4,833          2,440
                                                  ------------------------------
Total current assets..............................       217,472        194,445

Property, plant and equipment, less accumulated
 depreciation of $109,780 and $103,329 on June
 30, 2002 and December 31, 2001, respectively.....       168,079        158,261

Goodwill..........................................        42,110              -

Other assets......................................        15,122          4,741
                                                  ------------------------------
                                                        $442,783       $357,447
                                                  ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.................................       $34,501        $23,668
 Accrued expenses and other liabilities...........        18,381         15,605
 Deferred revenue.................................         6,527          3,759
 Income taxes payable.............................           133          4,940
 Revolving credit facility........................             -          3,219
 Current maturities of long-term debt.............         2,213            938
                                                  ------------------------------
Total current liabilities.........................        61,755         52,129
Long-term debt, less current maturities...........         6,282          5,991
Revolving credit facility.........................        25,290         62,000
Other liabilities.................................         4,008          3,823
Deferred income taxes.............................         5,327          8,121

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value; 5,000,000
 authorized shares; 1 share issued and
 outstanding at June 30, 2002 and
 December 31, 2001, respectively..................             -              -
Common stock, $0.01 par value; 80,000,000
 authorized shares; 40,824,176 and
 34,013,036 shares issued; 40,824,176 and
 32,812,036 shares outstanding at June 30,
 2002 and December 31, 2001, respectively.........           408            340
Treasury stock, 1,201,000 shares at December
 31, 2001.........................................             -        (11,525)
Additional paid-in capital........................       211,873        114,307
Retained earnings.................................       139,168        135,831
Accumulated other comprehensive loss..............       (11,328)       (13,570)
                                                  ------------------------------
                                                         340,121        225,383
                                                  ------------------------------
                                                        $442,783       $357,447
                                                  ==============================


                                      [3]

See accompanying notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------
                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)
--------------------------------------------------------------------------------
                          Three Months Ended             Six Months Ended
                               June 30,                      June 30,
                          2002           2001           2002           2001
                    ------------------------------------------------------------

Net sales...........      $103,240       $134,561       $203,436       $288,036
Cost of goods sold..        91,013        103,570        180,263        225,964
                    ------------------------------------------------------------
Gross profit........        12,227         30,991         23,173         62,072

Selling, general and
 administrative.....         9,713          7,859         16,577         14,313
Start-up costs......             -             37              -          1,101
                    ------------------------------------------------------------
Income from
 operations.........         2,514         23,095          6,596         46,658

Interest expense....           894            934          1,489          1,591
                    ------------------------------------------------------------
Income from
 continuing
 operations before
 income taxes and
 extraordinary items         1,620         22,161          5,107         45,067

Provision for income
 taxes..............           640          7,731          2,061         15,613
                    ------------------------------------------------------------
Income from
 continuing
 operations before
 extraordinary items           980         14,430          3,046         29,454

Loss from operations
 of discontinued DOM
 facility, net of
 income taxes.......             -              -              -           (957)
Gain (loss) on
 disposal of DOM
 facility, net of
 income taxes.......             -              -            518        (10,240)
                    ------------------------------------------------------------
Income before
 extraordinary items           980         14,430          3,564         18,257

Extraordinary items,
 net of income taxes             -              -           (227)             -
                    ------------------------------------------------------------
Net income..........          $980        $14,430         $3,337        $18,257
                    ============================================================

Basic earnings
(loss) per share
 Income from
  continuing
  operations........         $0.03          $0.43          $0.09          $0.87
 Income (loss) from
  discontinued
  operations........             -              -           0.01          (0.33)
 Extraordinary items             -              -          (0.01)             -
                    ------------------------------------------------------------
 Net income.........         $0.03          $0.43          $0.09          $0.54
                    ============================================================
Diluted earnings
(loss) per share
 Income from
  continuing
  operations........         $0.03          $0.42          $0.09          $0.85
 Income (loss) from
  discontinued
  operations........             -              -           0.01          (0.32)
 Extraordinary items             -              -          (0.01)             -
                    ------------------------------------------------------------
 Net income.........         $0.03          $0.42          $0.09          $0.53
                    ============================================================

Weighted average
 shares outstanding
  Basic.............    37,521,245     33,864,798     35,338,824     33,794,880
  Diluted...........    37,974,412     34,590,009     35,762,074     34,582,740


                                      [4]

See accompanying notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------
                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)
--------------------------------------------------------------------------------
                                                         Six Months Ended
                                                             June 30,
                                                        2002           2001
                                                  ------------------------------

OPERATING ACTIVITIES
Income from continuing operations.................        $3,046        $29,454
Adjustments to reconcile net income from
 continuing operations to net cash provided by
 operating activities:
Depreciation and amortization.....................         9,704          7,048
Deferred income taxes.............................           584          2,999
Provision for losses on accounts receivable.......           (53)           134
Loss on sale of equipment.........................            10             14
Changes in operating assets and liabilities:
 Accounts receivable..............................       (22,847)         9,463
 Inventories......................................        26,609        (14,607)
 Prepaid expenses and other current assets........        (1,535)          (330)
 Other assets.....................................       (11,485)          (411)
 Accounts payable.................................        20,380         (1,825)
 Accrued expenses and other liabilities...........       (11,078)         2,552
 Deferred revenue.................................         2,768            (11)
                                                  ------------------------------
Cash provided by operating activities.............        16,103         34,480

INVESTING ACTIVITIES
Cash paid for acquisition, net of cash received...       (55,988)             -
Expenditures for property, plant and equipment....       (12,631)       (13,370)
Proceeds from disposal of equipment...............            17              -
                                                  ------------------------------
Cash used by investing activities.................       (68,602)       (13,370)

FINANCING ACTIVITIES
Proceeds from borrowings and notes................       233,071        141,518
Principal payments on borrowings and notes........      (256,310)      (165,667)
                                                  ------------------------------
                                                         (23,239)       (24,149)
Principal payments on long-term note receivable...         1,238              -
Proceeds from sale of common stock................        90,438              -
Proceeds from sale of treasury stock..............        15,853              -
Proceeds from exercise of stock options...........           578          1,880
                                                  ------------------------------
Cash provided (used) by financing activities......        84,868        (22,269)


                                      [5]

DISCONTINUED OPERATIONS
Income (loss) on discontinued operations..........           518        (11,197)
Adjustments to reconcile income (loss) from
 discontinued operations to net cash used by
 discontinued operations:
Depreciation......................................           376            704
(Gain) loss on disposal...........................          (518)        10,240
Changes in operating assets and other liabilities
 of discontinued operations.......................          (742)         1,310
Capital expenditures..............................             -           (296)
                                                  ------------------------------
Net cash provided (used) by discontinued
 operations.......................................          (366)           761

Effect of exchange rate changes on cash...........          (402)             9
                                                  ------------------------------
Increase (decrease) in cash and cash equivalents..        31,601           (389)

Cash and cash equivalents at beginning of period..         1,940          2,193
                                                  ------------------------------
Cash and cash equivalents at end of period........       $33,541         $1,804
                                                  ==============================

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest (net of amounts capitalized)...........        $1,512         $1,191
  Income taxes....................................        $5,235         $7,789

 Noncash investing and financing activities:
  Sale of discontinued operations.................        $8,115             $-
  Stock issued for acquisition....................        $2,290             $-


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

--------------------------------------------------------------------------------
                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The condensed consolidated financial statements include the accounts of Maverick Tube Corporation and its direct and indirect wholly-owned subsidiaries (collectively referred to as "the Company," whereas "Maverick" is the Company exclusive of its subsidiary Prudential Steel Ltd. and Precision Tube Holding Corporation). All significant intercompany accounts and transactions have been eliminated. All operational and financial information contained herein includes the business activities of Prudential Steel Ltd. ("Prudential") for all periods presented. All operational and financial information contained herein includes the business activities of Precision Tube Holding Corporation ("Precision") for the quarter ended June 30, 2002.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year 2001.


2.  BUSINESS ACQUISITION
--------------------------------------------------------------------------------

In March 2002, 2002, the Company completed its purchase of all the common stock of Precision in exchange for $59.6 million cash (which amount included an upward adjustment of $3.6 million to reflect the cash of Precision on hand as of the closing date) and 200,000 common shares of the Company. The cash portion of the purchase price remains subject to a working capital adjustment and other adjustments that are expected upon completion of an audit and other asset valuations. The acquisition was accounted for as a purchase business combination and the financial statements of Precision have been consolidated from the acquisition date. The cost to acquire Precision has been preliminarily allocated to the assets acquired and liabilities assumed according to their estimated fair values and are subject to adjustment upon completion of an audit, when additional information concerning assets and liability valuations are finalized. The preliminary allocation has resulted in acquired goodwill of approximately $42.1 million. The Company did not have any goodwill prior to its acquisition of Precision. Pro forma information has not been included herein because Precision is not a significant subsidiary as such term is defined in Regulation S-X.

As a result of the acquisition and effective January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized, but tested for impairment at least annually. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment tests during the fourth quarter.


                                      [7]

3.  INVENTORIES
--------------------------------------------------------------------------------

Inventories consist of the following (in thousands):

                                                      June 30,     December 31,
                                                        2002           2001
                                                  ------------------------------

Finished goods....................................       $76,209        $86,256
Work-in-process...................................         2,977          3,574
Raw materials.....................................        32,033         41,938
Storeroom parts...................................        10,665          9,971
                                                  ------------------------------
                                                        $121,884       $141,739
                                                  ==============================

Inventories are principally valued at the lower of average cost or market.


4.  RESTRUCTURING CHARGES
--------------------------------------------------------------------------------

During December 2001, the Company announced its plans to exit its Longview, Washington facility and move the operations to one of its existing buildings in Hickman, Arkansas. As a result, 119 employees at the facility have been terminated as of June 30, 2002. Restructuring costs of $8,061,000 ($5,573,000 after-tax) were recorded in the consolidated statement of operations during the quarter ended December 31, 2001 and included the following items (in thousands):

Noncash costs:
 Write-down of property, plant and equipment to fair value.......        $6,476
Cash costs:
 Employee severance..............................................           581
 Other...........................................................         1,004
                                                                 ---------------
                                                                          1,585
                                                                 ---------------
Total restructuring costs........................................        $8,061
                                                                 ===============

Following is a summary of the accrued restructuring liabilities and activity through June 30, 2002 (in thousands):

                                       Employee
                                       Severance       Other          Total
                                   ---------------------------------------------

Initial reserves...................          $581         $1,004         $1,585
Cash payments......................          (239)          (477)          (716)
Reversal of the initial accrual....          (298)           (14)          (312)
                                   ---------------------------------------------
Balance, June 30, 2002.............           $44           $513           $557
                                   =============================================

The Company reversed $312,000 of the initial accrual during the three months ended March 31, 2002 primarily as a result of a decision to retain certain employees that had been anticipated to be terminated. The $312,000 was included in the determination of net income for the three months ended March 31, 2002.

Future cash outlays expected in 2002 relating to the Company's exit from the Longview, Washington facility are anticipated to be $3,358,000 comprised of the remaining $557,000 cash costs above and $2,801,000 related primarily to capital expenditures required at our existing facility in Hickman, Arkansas. These cash outlays are expected to be funded through the future sale of the Longview, Washington land and building along with a reduction in working capital requirements for this operation.


                                      [8]

5.  START-UP COSTS
--------------------------------------------------------------------------------

The Company began construction on a new large diameter pipe and tubing facility in Hickman, Arkansas during October 1999. The Company placed the new facility in service as of June 30, 2001 at a total cost of $51.0 million. Start-up costs expensed for the three and six months ended June 30, 2001 were $37,000 and $1.1 million respectively. These costs are comprised primarily of manufacturing costs incurred prior to the fully integrated operation of the facility.


6.  INCOME PER SHARE
--------------------------------------------------------------------------------

Diluted income per share for the three and six months ended June 30, 2002 and 2001 was computed based upon the net income of the Company and the weighted average number of shares of common stock net of treasury stock but including exchangeable shares of a subsidiary of the Company on an as-if exchanged basis (see Note 10 for further information) and the net effect of granted stock options. Total shares utilized in this calculation were 37,974,412 and 34,590,009 for the three months ended June 30, 2002 and 2001, respectively and 35,762,074 and 34,582,740 for the six months ended June 30, 2002 and 2001, respectively.


7.  DISCONTINUED OPERATIONS
--------------------------------------------------------------------------------

During the three months ended March 31, 2001, the Company adopted a formal plan to sell the operating assets of its Cold Drawn Tubular Business (DOM). Accordingly, the operating results of the DOM facility, including the provision for the loss on disposal of $10.2 million (net of $5.8 million tax benefit), have been segregated from continuing operations and reported separately as discontinued operations in the statement of operations. The Company estimated operating losses from April 1, 2001 to the anticipated disposal date to be $957,000 (net of $567,000 of taxes).

On March 29, 2002, pursuant to an asset purchase agreement dated March 21, 2002, the Company completed the sale of the DOM business for $8.1 million, consisting of cash in the amount of $1.3 million and the buyer's nine year secured promissory note for the balance. To accommodate the buyer's purchase of the DOM business, the Company guaranteed certain payment obligations of the buyer. In exchange, the Company was granted liens and appropriate subrogation rights in the assets conveyed to the buyer. The Company recognized a $768,000 pre-tax gain from discontinued operations for the three months ended March 31, 2002, which increased net income by $518,000.

Summarized financial information for the discontinued operations is as follows (in thousands, except tons shipped):

                                                       Three Months Ended
                                                             June 30,
                                                        2002          2001
                                                  ------------------------------

Tons shipped......................................             -          3,791
Net sales.........................................            $-         $3,138
Loss from discontinued operations before
 income taxes.....................................            $-             $-
Loss from discontinued operations, net of
 tax benefit......................................            $-             $-

                                                         Six Months Ended
                                                             June 30,
                                                        2002          2001
                                                  ------------------------------

Tons shipped......................................             -          6,865
Net sales.........................................            $-         $6,103
Loss from discontinued operations before
 income taxes.....................................            $-         $1,524
Loss from discontinued operations, net of
 tax benefit......................................            $-           $957


                                      [9]

8.  SEGMENT INFORMATION
--------------------------------------------------------------------------------

The following table sets forth data (in thousands) for the three and six months ended June 30, 2002 and 2001 for the continuing reportable industry segments of Maverick Tube L.P., Precision and Prudential. Maverick Tube L.P. ("Maverick L.P."), a wholly-owned subsidiary of the Company, is responsible for the Company's operations in Hickman, Arkansas and Conroe, Texas. Precision, a wholly-owned subsidiary of the Company, is responsible for the Company's operations in Houston, Texas. Prudential, a wholly-owned subsidiary of the Company, is responsible for the Company's operations in Calgary, Alberta. As noted in Note 4, the Company closed its Longview, Washington facility during the three months ended March 31, 2002.

Identifiable assets are those used in the Company's operations in each segment.

                      Maverick
                        L.P.      Precision    Prudential   Corporate   Total
                    ------------------------------------------------------------
Three Months Ended
 June 30, 2002
--------------------

Net sales...........  $68,734 (1)   $8,902       $25,604 (1)      $-    $103,240
Income (loss) from
 operations.........     (770)        (785)        4,069           -       2,514
Identifiable assets.  239,445 (2)   66,507        89,952      46,879 (3) 442,783
Depreciation and
 amortization.......    3,879 (2)      210           649         583       5,321
Capital expenditures    3,247 (2)      154         2,586       1,029       7,016

Six Months Ended
 June 30, 2002
--------------------

Net sales........... $126,786 (1)   $8,902       $67,748 (1)      $-    $203,436
Income (loss) from
 operations.........   (5,309)(4)     (785)       12,690           -       6,596
Identifiable assets.  239,445 (2)   66,507        89,952      46,879 (3) 442,783
Depreciation and
 amortization.......    7,162 (2)      210         1,273       1,059       9,704
Capital expenditures    7,054 (2)      154         3,375       2,048      12,631

Three Months Ended
 June 30, 2001
--------------------

Net sales...........  $92,038 (1)       $-       $42,523 (1)      $-    $134,561
Income from
 operations.........   14,201 (5)        -         8,894           -      23,095
Identifiable assets.  236,685            -       138,807 (2)  11,547     387,039
Depreciation and
 amortization.......    2,077            -         1,240 (2)     305       3,622
Capital expenditures    3,241            -           387 (2)   1,469 (6)   5,097

Six Months Ended
 June 30, 2001
--------------------

Net sales........... $177,913 (1)       $-       $110,123 (1)     $-    $288,036
Income from
 operations.........   22,609 (5)        -         24,049          -      46,658
Identifiable assets.  236,685            -        138,807 (2) 11,547     387,039
Depreciation and
 amortization.......    3,940            -          2,498 (2)    610       7,048
Capital expenditures    8,769            -            630 (2)  3,971 (6)  13,370


(1) Includes inter-segment sales of $2.0 million and $5.1 million for the three and six months ended June 30, 2002, respectively and inter-segment sales of $7.7 million and $8.3 million for the three and six months ended June 30, 2001, respectively.

(2) As a result of the transfer of the assets from the Longview, Washington facility to the Hickman, Arkansas facility on January 1, 2002, the operations of the Longview, Washington facility are included in the identifiable assets, depreciation and amortization and capital expenditures of Prudential for the period ended June 30, 2001 and of Maverick L.P. for the period ended June 30, 2002.

(3)  Includes $32.4 million in cash and cash equivalents.


                                      [10]

(4) Included in cost of goods sold for the six months ended June 30, 2002 was $681,000 for additional restructuring charges in connection with the Company's closing of its Longview, Washington facility.

(5) Includes start-up costs for the three and six months ended June 30, 2001 of $37,000 and $1.1 million, respectively, relating to the construction on a new large diameter pipe and tubing facility in Hickman, Arkansas during 1999. These costs are comprised primarily of manufacturing costs incurred prior to the fully integrated operation of the facility.

(6) Includes $0.4 million and $1.8 million, respectively for the new coating facility.


9.  REVOLVING CREDIT FACILITY
--------------------------------------------------------------------------------

In connection with the Company's acquisition of Precision March, 2002, the Company obtained a new senior credit facility, providing the Company with a $150.0 million revolving line of credit that provided a portion of the cash used to fund the acquisition and replaced the Company's short-term and long-term revolving credit facilities. The new senior credit facility will be used to fund the working capital requirements of the Company and is secured by real estate, all accounts receivable, inventories and equipment of the Company and expires in March 2006. The new senior credit facility bears interest at U.S. or Canadian prime, Bankers' Acceptance rates plus stamping fees or the LIBOR rate, all adjusted by an interest margin, depending upon excess availability. Under the new senior credit facility, the Company can borrow an amount based on a percentage of eligible accounts receivable, eligible inventory and property, plant and equipment, reduced by outstanding letters of credit. The new senior credit facility includes restrictive covenants relating to, among other things, a minimum fixed charge coverage ratio if excess availability falls below $30.0 million and a capital expenditure limitation of $25.0 million per year. As of June 30, 2002, the applicable interest rate on this credit facility was 5.4% per annum.


10.  CAPITAL STOCK
--------------------------------------------------------------------------------

In conjunction with the Prudential transaction, the Company's Board of Directors designated one share of the Company's authorized preferred stock as Special Voting Stock. The Special Voting Stock is entitled to a number of votes equal to the number of outstanding exchangeable shares of Maverick Tube (Canada) Inc., on all matters presented to the common stockholders of the Company. The one share of Special Voting Stock was issued to CIBC Mellon Trust Company, as trustee pursuant to the Voting and Exchange Trust Agreement among the Company, Maverick Tube (Canada) Inc. and CIBC Mellon Trust Company, for the benefit of the holders of the exchangeable shares of Maverick Tube (Canada) Inc. For financial statement purposes, all outstanding exchangeable shares are treated as if they had been exchanged and are included in the Company's outstanding shares of common stock.

As long as any exchangeable shares of Maverick Tube (Canada) Inc. are outstanding, the Special Voting Stock may not be redeemed, the number of shares comprising the Special Voting Stock shall not be increased or decreased and no other term of the Special Voting Stock shall be amended without first obtaining requisite stockholder approval. If the Special Voting Stock is purchased or otherwise acquired by the Company, it shall be deemed retired, cancelled, and therefore will become an authorized but unissued and undesignated preferred share of the Company.

On March 13, 2002, the Company sold 2.0 million shares of common stock under the Company's shelf registration statement. Of the 2.0 million shares, 1,201,000 shares came from the Company's treasury stock and 799,000 shares were newly-issued shares. The net proceeds from the offering were $26.4 million, and were used to fund a portion of the cash purchase price of the Company's acquisition of Precision (See Note 2). On March 29, 2002, in connection with the Company's acquisition of Precision, the Company issued 200,000 shares of common stock to the shareholders of Precision.


                                      [11]

On May 22, 2002, the Company sold 5.0 million shares of common stock under the Company's shelf registration statement. On May 29, 2002, the underwriters exercised their option to acquire an additional 750,000 shares to cover over-allotments. The aggregate net proceeds from these two offerings were $79.9 million and were primarily used to repay indebtedness.


11.  COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

The following table sets forth the components of comprehensive income (in thousands):


                            Quarter Ended               Six Months Ended
                               June 30,                      June 30,
                          2002           2001           2002           2001
                    ------------------------------------------------------------

Net income..........          $980        $14,430         $3,337        $18,257
Foreign currency
 translation........         1,462          4,193          2,273           (988)
Minimum pension
 liability
 adjustment.........           (33)             -            (31)             -
                    ------------------------------------------------------------
Comprehensive income        $2,409        $18,623         $5,579        $17,269
                    ============================================================


                                      [12]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

As used herein, Maverick Tube Corporation and its direct and indirect wholly-owned subsidiaries are collectively referred to as "the Company," whereas "Maverick" is the Company exclusive of its subsidiaries, Prudential Steel Ltd. ("Prudential") and Precision Tube Holding Corporation ("Precision"). Also, unless the context otherwise requires, the terms "we," "us" or "our" refers to the Company.

Certain statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this report regarding matters (including statements as to the beliefs or expectation) that are not historical facts are forward-looking statements, as that term is defined under the Private Securities Litigation Reform Act of 1995. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For example, uncertainty continues to exist as to future levels and volatility of oil and gas price expectations and their effect on drilling levels and demand for our energy related products, the future impact of industry-wide draw-downs of inventories and future import levels. Also, uncertainty continues to exist as to future purchased steel cost (the Company's principal raw material, representing approximately two-thirds of cost of goods sold).

It is not possible to foresee or identify all factors that could have a material and negative impact on the future financial performance of the Company. The forward-looking statements in this report are based on certain assumptions and analyses we have made in light of our experience and perception of historical conditions, expected future developments and other factors we believe appropriate under the circumstances. Further information covering issues that could materially affect our financial performance is contained in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 13, 2002 the "2001 Form 10-K."

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. It should be noted that certain accounting policies of the Company require judgment and/or estimates of management in their application that could have a significant impact on amounts reported in these financial statements. A summary of those critical accounting policies can be found in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2001 Form 10-K. In particular, the accounting for and analysis with respect to areas such as revenue and accounts receivable collectibility, inventory valuation, potential product liability and environmental claims, discontinued operation cost estimates and pension plan expense are discussed.

All amounts are expressed in U.S. dollars unless otherwise indicated.

We are a leading North American producer of tubular steel products used in energy and industrial applications. We are the largest producer of oil country tubular goods (OCTG) and line pipe products for use in newly drilled oil and gas wells and for transporting oil and natural gas. These products are primarily sold to distributors in the United States and Canada. We expanded into coiled tubing products with our acquisition of Precision. Coiled tubing products are primarily used in maintaining existing wells but are also used in completing new wells. These products are sold to service companies throughout North America and internationally. OCTG, line pipe and coiled tubing comprise our energy product line. We also manufacture structural tubing (hollow structural sections, or HSS), standard pipe and pipe piling. These products are sold to service centers, fabricators and end-users and comprise our industrial product line. During the second quarter of 2002, energy products accounted for approximately 79% of our total revenues.


                                      [13]

On February 12, 2002, we entered into a definitive stock purchase agreement providing for the purchase of all the common stock of Precision in exchange for $59.6 million cash, which amount included an upward adjustment of $3.6 million to reflect the cash of Precision on hand as of the closing date, and 200,000 common shares of the Company. The cash portion of the purchase price remains subject to a working capital adjustment and other adjustments that are expected upon completion of an audit and other asset valuations.

OVERVIEW
--------------------------------------------------------------------------------

Our products consist of electrical resistance welded ("ERW") oil country tubular goods (sometimes referred to as OCTG) and line pipe, which are sold primarily to distributors who supply end-users in the energy industry, and structural tubing, standard pipe and pipe piling, which are sold primarily to service centers who supply end-users in construction, transportation, agriculture and other industrial enterprises. We began selling coiled steel pipe for use in down-hole well servicing and line pipe applications with our acquisition of Precision on March 29, 2002.

Energy Products Demand and Consumption
--------------------------------------

Demand for our energy related products depends primarily upon the number of oil and natural gas wells being drilled, completed and worked over in the U.S. and Canada and the depth and drilling conditions of these wells. The levels of these activities are primarily dependent on oil and natural gas prices. Many factors, such as the supply and demand for oil and natural gas, general economic conditions and global weather patterns, affect these prices. As a result, the future level and volatility of oil and natural gas prices are uncertain. In addition, seasonal fluctuations that affect our customers may affect the demand for our products.

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


                                      [14]

The following table illustrates certain factors related to industry-wide drilling activity, energy prices, OCTG consumption, shipments, imports and inventories for the periods presented:

                                                       Three Months Ended
                                                             June 30,
                                                        2002           2001
                                                  ------------------------------

U.S. Market Activity:
 Average rig count................................           806          1,237
                                                  ==============================

Average U.S. energy prices
 Oil per barrel (West Texas Intermediate).........        $26.18         $27.99
                                                  ==============================

 Natural gas per MCF (Average U.S.)...............         $3.37          $4.32
                                                  ==============================

U.S. OCTG Consumption:
(in thousands of tons)
 U.S. producer shipments..........................           345            649
 Imports..........................................           117            278
 Inventory (increase)/decrease....................            52            (89)
 Used pipe........................................            39             21
                                                  ------------------------------
 Total U.S. Consumption...........................           553            859
                                                  ==============================

Canadian Market Activity:
Average rig count.................................           147            252
                                                  ==============================

Average Canadian energy prices
 Natural gas per U.S. $ per MCF
 (Alberta spot price).............................         $2.92          $4.71
                                                  ==============================

Canadian OCTG Consumption:
(in thousands of tons)
 Canadian producer shipments......................            71             93
 Imports..........................................            34             39
 Inventory (increase)/decrease....................            (8)            27
                                                  ------------------------------
 Total Canadian Consumption.......................            97            159
                                                  ==============================

The U.S. rig count in the table is based on weekly rig count reporting from Baker Hughes, Inc. Energy prices in the table are monthly average period prices as reported by Spears and Associates for West Texas Intermediate grade crude oil and the average U.S. monthly natural gas cash price as reported by Natural Gas Week. Imports are as reported by Duane Murphy and Associates in "The OCTG Situation Report." Inventory (increase)/decrease is our estimate based upon independent research by Duane Murphy and Associates. Used pipe quantities are calculated by multiplying 8.3 recoverable tubing and casing tons by the number of abandoned oil and gas wells. U.S. consumption of OCTG is our estimate based on estimated per rig consumption of OCTG multiplied by the Baker Hughes rig count. U.S. producer shipments are our estimates based on the components listed above.

The Canadian rig count in the table is based on weekly rig count reporting from Baker Hughes, Inc. Energy prices in the table are the average Alberta natural gas spot price. Imports are as reported by Statistics Canada. Inventory (increase)/decrease is our estimate based upon data reported by Statistics Canada. Canadian producer shipments are reported by Statistics Canada in its "Production and Shipments of Steel Pipe and Tubing" report.

According to published industry reports, average U.S. drilling for the second quarter of 2002 was approximately 806 rigs, representing a decrease of 34.8% compared to the second quarter of 2001. Natural gas drilling decreased by 33.4%, while oil related drilling decreased by 41.6%. The lower drilling levels for both oil and natural gas were primarily attributable to the continued decline in oil and natural gas prices during the quarter, down by 6.5% and 22.0%, respectively. Drilling levels remained flat throughout the quarter, as the rig count at the end of the second quarter was approximately 4.2% higher than the average rig count during the quarter.

According to published industry reports, average Canadian drilling for the second quarter of 2002 was approximately 147 rigs, representing a decrease of 41.7% compared to the second quarter of 2001. The


                                      [15]
lower drilling levels were primarily attributable to the continued decline in oil and natural gas prices, down by 6.5% and 38.0%, respectively. However, drilling levels in Canada increased throughout the second quarter, as the rig count at the end of the second quarter was approximately 70.1% higher than the average rig count during the quarter.

Imports into the U.S. decreased 57.9%, with import market share declining from 32.4% during the second quarter of 2001 to 21.2% during the second quarter of 2002. This decrease was primarily due to the decrease in drilling activity in the U.S. During the second quarter of 2002, U.S. producer shipments of OCTG decreased 46.8% as compared to the comparable prior year period. During the second quarter of 2002, U.S. producer shipments were negatively impacted by industry inventory decreases that created an additional 9.4% of supply. During the second quarter of 2001, U.S. producer shipments were favorably impacted by industry inventory increases that created an additional 10.4% of demand. Management believes that at June 30, 2002, industry inventories were somewhat above normal levels in relation to demand, as inventory months of supply increased 17.3%, from 5.2 months at June 30, 2001 to 6.1 months at June 30, 2002.

As a result of the decreased drilling activity, we estimate that total U.S. consumption decreased by 35.6% in the second quarter of 2002, compared to the prior year quarter. During that same period, our domestic shipments of OCTG decreased 26.4% and our export sales, primarily to Canada, increased by 44.4%. We estimate that our domestic OCTG market share increased from 16.3% during the quarter ended June 30, 2001 to 22.1% during the quarter ended June 30, 2002. This increased market share, slightly higher than the market share we have captured historically, was partially due to the business levels of our customers compared to the market as a whole, and less reliance on the spot market that declined significantly during the quarter as supplies from inventories continued to decline, although at a lesser rate than the prior quarter.

Imports into Canada decreased 12.8%, with import market share increasing from 24.5% during the second quarter of 2001 to 35.1% during the second quarter of 2002. During the second quarter of 2002, Canadian producer shipments of OCTG decreased by 23.7%. Overall, Canadian shipments in the second quarter 2002 were negatively impacted by lower commodity energy prices that led to weaker drilling activity than experienced during the second quarter 2001.

As a result of the decreased drilling activity, we estimate that total Canadian consumption decreased by 39.0% in the second quarter of 2002, compared to the prior year quarter. During that same period, our Canadian shipments of OCTG decreased 25.5%. We estimate that our Canadian OCTG market share of domestic shipments decreased from 40.4% during the quarter ended June 30, 2001 to 39.1% during the quarter ended June 30, 2002.

Published information suggests that U.S. demand for line pipe decreased during the second quarter of 2002 by an estimated 8.0%. Line pipe domestic shipments increased by 14.9% as the import market share fell from 43.1% to 29.0%. Canadian demand for line pipe decreased during the second quarter by an estimated 56.1%. Domestic shipments fell by 23.0% due to less project work than in the second quarter 2001. Import volumes increased by 13.5%, and import shipments as a percent of consumption increased from 33.9% for the second quarter 2001 to 87.7% for the second quarter 2002 in an effort to build inventories for the rest of the year.

Coiled tubing products are primarily used in maintaining existing wells but are also used in completing new wells. These products are sold to service companies throughout North America and internationally.

Industrial Products Demand and Consumption
------------------------------------------

Given the numerous applications for our industrial products, sources of demand for these products are diversified. Demand depends on the general level of economic activity in the construction, transportation, agricultural, material handling and recreational segments, the use of structural tubing as a substitute for other structural steel forms, such as I-beams and H-beams, and draw-downs of existing customer inventories.


                                      [16]

We estimate that the U.S. demand for structural tube products (commonly referred to as hollow structural sections or HSS) of the type we produce decreased 6.0% during the second quarter of 2002 over the prior year period. Total U.S. producer shipments decreased 9.5% as import market share increased from 21.1% to 24.0%. According to published reports, the U.S. standard pipe market demand increased 9.5%. Total domestic producer shipments increased 2.1% as the import market share increased from 39.0% to 43.1%.

Pricing and Costs of Our Products
---------------------------------

Pricing of our products was down over all product lines (with the exception of Canadian industrial products) during the second quarter of 2002. Pricing of U.S. energy products was down 12.8% compared to the prior year quarter. Pricing of U.S. industrial products was down 1.2% compared to the prior year quarter. Pricing of Canadian energy products was down 0.8%, while pricing of Canadian industrial products was up by 14.9% compared to the prior year quarter.

The level of imports of oil country tubular goods, which has varied significantly over time, affects the U.S. and Canadian oil country tubular goods markets. High levels of imports into both the U.S. and Canada, reduce the volume sold by domestic producers and tend to suppress selling prices, both of which have an adverse impact on our business.

Antidumping and countervailing duty orders require special duties to be imposed on imports in amounts designed to offset unfair pricing and government subsidization, respectively. In the U.S., once an order is in place, foreign producers, importers, domestic producers and other parties may request an "administrative review" on a yearly basis to determine the duty rates to be applied to imports during subsequent years, as well as the duty deposit rates for future imports from the companies covered by the review. In addition, a company that did not ship to the U.S. during the original period examined by the U.S. government may request a "new shipper review" to obtain its own duty rate on an expedited basis.

In March 2002, an antidumping petition was filed with the U.S. government covering OCTG products from Austria, Brazil, China, France, Germany, India, Indonesia, Romania, South Africa, Spain, Turkey, Ukraine and Venezuela. On May 10, 2002, the U.S. government voted to end this case. As a result of this ruling, there will not be any additional relief for domestic producers on imports of OCTG products. Accordingly, the imports may negatively impact our OCTG shipment levels and prices in the future.

Since 1986, imports of certain OCTG into Canada from the U.S., Korea, Japan and Germany have been restricted by the existence of antidumping and countervailing duty orders. Following a sunset review process, the orders, to the extent applicable to imports of carbon grade casing from the U.S. and Korea into Canada, expired in June 2001. As a result, the requirement that an importer obtain "normal values" for these products was not continued. The expiration of this ruling has resulted in an increase in the import market share during the second quarter of 2002 compared to the prior year period.

U.S. steel costs included in cost of goods sold increased during the second quarter of 2002 by 2.0%, compared to the quarter ended June 30, 2001. The current replacement cost of steel is approximately 40.5% higher than the cost recorded in cost of goods sold during the quarter due to price increases implemented by our major supplier of steel. Recently, our major supplier of steel increased our steel prices by $15 per ton in January, by $40 per ton in April and by $60 per ton in July. These pricing levels are locked in through the remainder of 2002.

The same factors that influence steel costs and costs of goods sold in our U.S. operations also affect the steel costs and cost of goods sold in our Canadian operations. Canadian cost of goods sold increased by 7.9% as compared to the comparable prior year period and will continue to increase throughout 2002 as increased steel replacement costs are realized.

Purchased steel represents approximately two-thirds of our costs of goods sold. As a result, the steel industry, which is highly volatile and cyclical in nature, affects our business both positively and negatively.


                                      [17]

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

In November 2001, the International Trade Commission (ITC) recommended to the President of the United States that a Section 201 case for steel and all steel products, with the exception of OCTG, be supported with a wide scale program of quotas and duties on steel imports. The President's remedy plan released on March 5, 2002, provides a three year program of quotas and tariffs covering a wide range of imported steel products. Of specific interest to the Company's business, imported flat rolled products including hot rolled steel coils are subject to a 30% tariff in year one, a 24% tariff in year two and an 18% tariff in year three. This plan resulted in an increase in the cost of foreign imported hot rolled steel and steel products. This, in turn, increased the cost of our purchased steel. We have experienced steel price increases that we believe were caused by the ITC's recommendation. For example, our major supplier of steel increased our steel prices by $15 per ton in January, 2002, by $40 per ton in April, 2002 and by $60 per ton in July, 2002.

Prudential's facility located in Calgary, Alberta operates under a collective bargaining agreement expiring on December 31, 2003 that covers approximately 67% of all Prudential employees. While the Company believes its present labor relations are good, there can be no assurance that the collective bargaining agreement will be renewed or that a new collective bargaining agreement on terms acceptable to us will be established.


RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Overall Company
---------------

Net sales of $103.2 million recorded for the second quarter of 2002, represents a decrease of $31.4 million, or 23.3%, compared to the prior year period. These results were primarily attributable to a decrease of 20.4% in total product shipments, from 225,320 tons in the second quarter of 2001 to 179,371 tons in the second quarter of 2002. Overall average net selling prices decreased from the comparable quarter of the prior year by 3.5%, from an average of $597 per ton to $576 per ton.

Net sales of $203.4 million recorded for the six months ended June 30, 2002, represents a decrease of $84.6 million, or 29.4%, compared to the prior year period. These results were primarily attributable to a decrease of 22.5% in total product shipments, from 469,518 tons for the six months ended June 30, 2001 to 363,854 tons for the six months ended June 30, 2002. Overall average net selling prices decreased from the comparable quarter of the prior year by 8.8%, from an average of $613 per ton to $559 per ton.

Cost of goods sold of $91.0 million recorded for the second quarter of 2002, represents a decrease of $12.6 million, or 12.1%, compared to the prior year period. Overall unit cost per ton of products sold increased from the comparable quarter of the prior year by 10.2%, from an average of $460 per ton to $507 per ton. This increase was primarily due to the increase in steel costs and less fixed cost absorption. See "Overview."

Cost of goods sold of $180.2 million recorded for the six months ended June 30, 2002, represents a decrease of $45.7 million, or 20.2%, compared to the prior year period. Overall unit cost per ton of


                                      [18]
products sold increased from the comparable period of the prior year by 2.9%, from an average of $481 per ton to $495 per ton. This increase was primarily due to the increase in steel costs. See "Overview." Included in cost of goods sold was a $681,000 additional restructuring charge in connection with the Company's closing of its Longview, Washington facility.

The Company earned a gross profit of $12.2 million during the second quarter of 2002, compared to a gross profit of $31.0 million in the prior year period. Gross profit per ton was $68 per ton as compared to $138 per ton in the comparable prior year period. Gross profit per ton was impacted by the weakening selling prices, higher steel cost and lower fixed cost absorption. Gross profit, as a percentage of net sales, was 11.8% for the quarter of 2002, compared to a gross profit, as a percentage of net sales, of 23.0% for the prior year period.

The Company earned a gross profit of $23.2 million during the six months ended June 30, 2002, compared to a gross profit of $62.1 million in the prior year period. Gross profit per ton was $64 per ton as compared to $132 per ton in the comparable prior year period. Gross profit per ton was impacted by the weakening selling prices and higher steel costs. Gross profit, as a percentage of net sales, was 11.4% for the six months ended June 30, 2002, compared to a gross profit, as a percentage of net sales, of 21.6% for the prior year period.

Selling, general and administrative expenses increased $1.8 million or 23.6%, from $7.9 million in the second quarter of 2001 to $9.7 million in the second quarter of 2002. Selling, general and administrative expenses were primarily impacted by additional expenses associated with the addition of Precision. Selling, general and administrative expenses as a percentage of net sales in the second quarter of 2002 was 9.4% compared to 5.8% for the comparable prior year period. The increase was due to the lower shipment levels in the second quarter of 2002 compared to the second quarter of 2001.

Selling, general and administrative expenses increased $2.3 million or 15.8%, from $14.3 million for the six months ended June 30, 2001 to $16.6 million for the six months ended June 30, 2002. Selling, general and administrative expenses were primarily impacted by additional expenses associated with the addition of Precision, additional depreciation on our enterprise resource planning system and general wage increases effective at the beginning of the year. Selling, general and administrative expenses as a percentage of net sales for the six months ended June 30, 2002 was 8.1% compared to 5.0% for the comparable prior year period. The increase was due to the lower shipment levels for the six months ended June 30, 2002 compared to six months ended June 30, 2001.

Interest expense decreased $40,000 or 4.3%, from $934,000 in the second quarter of 2001 to $894,000 in the second quarter of 2002. This decrease was due to lower average borrowings during the second quarter of 2002 compared to second quarter of 2001. Our debt to capitalization ratio decreased from 24.2% at December 31, 2001 to 9.0% at June 30, 2002, primarily resulting from the issuance of 5,750,000 shares of common stock during the second quarter of 2002.

Interest expense decreased $0.1 million or 6.4%, from $1.6 million for the six months ended June 30, 2001 to $1.5 million for the six months ended June 30, 2002. This decrease was due to lower average borrowings during the six months ended June 30, 2002 compared to six months ended June 30, 2001.

The provision for income taxes was $640,000 for the second quarter of 2002, compared to the prior year provision of $7.7 million. This change is attributable to the generation of pre-tax income of $1.6 million for the second quarter of 2002, compared to the pre-tax income in the second quarter of 2001 of $22.2 million. The effective tax rate increased to 40.0% for the second quarter of 2002 from 34.7% for the prior period due to the tax impact of dividends received from our Canadian subsidiary.

The provision for income taxes was $2.1 million during the six months ended June 30, 2002, compared to the prior year provision of $15.6 million. This change is attributable to the generation of pre-tax income of $5.1 million for the six months ended June 30, 2002, compared to the pre-tax income for the six months ended June 30, 2001 of $45.1 million. The effective tax rate increased to 41.1% for the six months ended


                                      [19]

2002 from 34.6% for the prior period due to the tax impact of dividends received from our Canadian subsidiary.

As a result of the decrease in OCTG shipments and the other factors discussed above, we generated net income from continuing operations of $980,000 in the second quarter of 2002, a decrease in net income from continuing operations of $13.4 million from the comparable prior year period.

As a result of the decrease in OCTG shipments and the other factors discussed above, we generated net income from continuing operations of $3.0 million during the six months ended June 30, 2002, a decrease in net income from continuing operations of $26.4 million from the comparable prior year period.

The gain associated with the sale of the Company's discontinued DOM facility was $518,000 (net of taxes of $250,000) for the six months ended June 30, 2002. The loss associated with the operations of the Company's discontinued DOM facility was $957,000 (net of taxes of $567,000) for the six months ended June 30, 2001. The estimated loss on the disposal of the DOM facility was $10.2 million (net of taxes of $5.8 million) for the six months ended June 30, 2001.

The Company experienced an extraordinary loss of $227,000 (net of taxes of $109,000) due to early retirement of debt associated with the extinguishment of two bank credit facilities during the six months ended June 30, 2002.

Net income of $980,000 was generated in the second quarter of 2002, a decrease of $13.4 million from the comparable prior year period. Net income of $3.3 million was generated during the six months ended June 30, 2002, a decrease of $14.9 million from the comparable prior year period.

Maverick Tube L.P. Segment
--------------------------

Maverick Tube L.P. ("Maverick L.P."), a wholly-owned subsidiary of the Company, is responsible for our operations in Hickman, Arkansas, Conroe, Texas and Longview, Washington. Precision, a wholly-owned subsidiary of the Company, is responsible for the Company's operations in Houston, Texas. Prudential is responsible for our operations in Calgary, Alberta.

Maverick L.P.'s sales of $68.7 million decreased $23.3 million, or 25.3%, for the second quarter of 2002, compared to the prior year period. Maverick L.P.'s shipments decreased 22,417 tons, or 14.5%, from 154,223 tons to 131,806 tons. Energy sales decreased 24,277 tons due to the rig count decreasing from 1,237 active rigs to 806 active rigs. Industrial product sales increased 1,860 tons. Overall average net selling prices for Maverick L.P. decreased from the comparable quarter of the prior year by 12.7%, from an average of $597 per ton to $521 per ton. The change in the price per ton is a result of the rig count decreasing and a less favorable product mix. Energy selling prices decreased 12.8% from $655 per ton to $571 per ton. Industrial selling prices decreased 1.2%, from an average of $424 per ton to $419 per ton. The decreases in energy product sales are primarily due to weakening market conditions. See "Overview."

Maverick L.P.'s sales of $126.8 million decreased $51.1 million, or 28.7%, for the six months ended June 30, 2002, compared to the prior year period. Maverick L.P.'s shipments decreased 45,577 tons, or 15.6%, from 291,578 tons to 246,001 tons. Energy sales decreased 49,265 tons due to the rig count decreasing from 1,188 active rigs to 812 active rigs. Industrial product sales increased 3,688 tons. Overall average net selling prices for Maverick L.P. decreased from the comparable period of the prior year by 15.6%, from an average of $610 per ton to $515 per ton. The change in the price per ton is a result of the rig count decreasing and a less favorable product mix. Energy selling prices decreased 15.3% from $674 per ton to $571 per ton. Industrial selling prices decreased 3.8%, from an average of $423 per ton to $407 per ton. The decreases in energy product sales are primarily due to weakening market conditions. See "Overview."

Maverick L.P.'s cost of goods sold of $63.2 million decreased $8.9 million, or 12.3%, for the second quarter of 2002, compared with the prior year period. The decrease was primarily due to decreased product shipments offset by higher steel costs. See "Overview." Gross profit for Maverick L.P. of $5.5 million for


                                      [20]
the quarter ended June 30, 2002 compared to a gross profit of $19.9 million for the prior year period. See "Overview." Gross profit was $42 per ton as compared to $129 per ton in the comparable prior year period, reflecting weakening selling prices, lower fixed cost absorption and higher steel prices. Maverick L.P.'s gross profit margin percentage was 8.0% for the quarter ended June 30, 2002, compared to a gross profit margin percentage of 21.6% for the prior year period.

Maverick L.P.'s cost of goods sold of $120.4 million decreased $22.9 million, or 16.0%, for the six months ended June 30, 2002, compared with the prior year period. The decrease was primarily due to decreased product shipments offset by higher steel costs. See "Overview." Gross profit for Maverick L.P. of $6.4 million for the six months ended June 30, 2002 compared to a gross profit of $34.6 million for the prior year period. See "Overview." Gross profit was $26 per ton as compared to $119 per ton in the comparable prior year period, reflecting weakening selling prices, lower fixed cost absorption and higher steel prices. Maverick L.P.'s gross profit margin percentage was 5.1% for the six months ended June 30, 2002, compared to a gross profit margin percentage of 19.4% for the prior year period.

Prudential Segment
------------------

Prudential's sales of $25.6 million decreased $17.0 million, or 39.8%, for the second quarter of 2002, compared with the prior year period. Prudential's shipments decreased 26,927 tons, or 37.9%, from 71,097 tons to 44,170 tons. Energy product sales decreased 24,429 tons due to the rig count decreasing from 252 active rigs to 147 active rigs. Industrial product sales increased 29 tons. Tolling tons comprised the remainder of the decrease in shipments. Overall average net selling price for Prudential decreased 3.0% from the comparable quarter of the prior year from an average of $598 per ton to $580 per ton.
Energy selling prices decreased 0.8% from $651 per ton to $646 per ton. Industrial product selling prices increased by 14.9% from $416 per ton to $478 per ton. The decreases in energy product sales are primarily due to weakening market conditions. See "Overview."

Prudential's sales of $67.7 million decreased $42.4 million, or 38.5%, for the six months ended June 30, 2002, compared with the prior year period. Prudential's shipments decreased 63,482 tons, or 35.7%, from 177,940 tons to 114,458 tons. Energy product sales decreased 50,597 tons due to the rig count decreasing from 384 active rigs to 265 active rigs. Industrial product sales decreased 6,177 tons. Tolling tons comprised the remainder of the decrease in shipments. Overall average net selling price for Prudential decreased 4.5% from the comparable period of the prior year from an average of $619 per ton to $591 per ton. Energy selling prices decreased 6.4% from $684 per ton to $640 per ton. Industrial product selling prices increased by 6.5% from $428 per ton to $456 per ton. The decreases in energy product sales are primarily due to weakening market conditions. See "Overview."

Prudential's cost of goods sold of $20.2 million decreased $11.3 million, or 35.9%, in the second quarter of 2002 from the prior year period. The decrease was primarily due to decreased product shipments offset by higher steel costs. See "Overview." Gross profit for Prudential of $5.4 million for the quarter ended June 30, 2002 compares to a gross profit of $11.1 million for the prior year period. Gross profit was $122 per ton as compared to $156 per ton in the comparable prior year period, reflecting weakening selling prices, lower fixed cost absorption and higher steel prices. Prudential's gross profit margin percentage was 21.1% for the quarter ended June 30, 2002, compared to a gross profit margin percentage of 26.1% during the prior year period.

Prudential's cost of goods sold of $52.2 million decreased $30.4 million, or 36.8%, for the six months ended June 30, 2002 from the prior year period. The decrease was primarily due to decreased product shipments offset by higher steel costs. See "Overview." Gross profit for Prudential of $15.5 million for the six months ended June 30, 2002 compares to a gross profit of $27.5 million for the prior year period. Gross profit was $135 per ton as compared to $155 per ton in the comparable prior year period, reflecting weakening selling prices, lower fixed cost absorption and higher steel prices. Prudential's gross profit margin percentage was 22.9% for the six months ended June 30, 2002, compared to a gross profit margin percentage of 24.9% during the prior year period.


                                      [21]

Precision Segment
-----------------

On February 12, 2002, the Company entered into a definitive stock purchase agreement providing for the purchase of all the common stock of Precision. The transaction was completed on March 29, 2002.

Precision had sales of $8.9 million on shipment of 3,395 tons during the second quarter of 2002. Cost of goods sold was $7.6 million resulting in a gross profit of $1.3 million.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

Working capital at June 30, 2002 was $155.7 million and the ratio of current assets to current liabilities was 3.5 to 1.0. Working capital at December 31, 2001 was $142.3 million and the ratio of current assets to current liabilities was 3.7 to 1.0. The increase in working capital for the three months ended June 30, 2002 was due to a $31.6 million increase in cash and cash equivalents, $7.1 million increase in accounts receivable and $4.7 million increase in income taxes receivable partially offset by a $19.9 million decrease in inventory and a $10.8 million increase in accounts payable. Cash provided by operating activities was $16.1 million for the six months ended June 30, 2002.

Cash used in investing activities was $68.6 million for the six months ended June 30, 2002, resulting primarily from the acquisition of Precision ($56.0 million, net of cash received).

Cash provided by financing activities was $84.9 million for the six months ended June 30, 2002. Outstanding borrowings on our revolving credit facilities decreased $39.9 million. The Company received proceeds of $106.9 million from the sale of the Company's common shares during the six months ended June 30, 2002, which proceeds were primarily used to acquire Precision on March 29, 2002 and repay indebtedness.

Cash used by discontinued operations was $366,000 for the six months ended June 30, 2002.

Our capital budget for 2002 is approximately $16.3 million. The capital budget includes $5.5 million for the relocation of the Longview, Washington equipment to one of our existing facilities in Hickman, Arkansas. The remaining $10.8 million of our capital budget is for the acquisition of new equipment for our existing manufacturing facilities and to enhance our new enterprise resource planning system. Approximately $12.6 million has been spent during the six month period ended June 30, 2002. We expect to meet ongoing working capital and the capital expenditure requirements from a combination of cash flow from operating activities and available borrowings under our revolving credit facility.

In connection with our acquisition of Precision on March 29, 2002, the Company secured a new senior credit facility, providing the Company with a $150.0 million revolving line of credit that provided a portion of the cash used to fund the acquisition and replaced the Company's short-term and long-term revolving credit facilities. The new senior credit facility will be used to fund the working capital requirements of the Company and is secured by all accounts receivable, inventories and equipment of the Company along with real estate and expires in March 2006. The new senior credit facility bears interest at U.S. or Canadian prime, Bankers' Acceptance rates plus stamping fees or the LIBOR rate, all adjusted by an interest margin, depending upon excess availability. Under the new senior credit facility, the Company can borrow an amount based on a percentage of eligible accounts receivable, eligible inventory and property, plant and equipment reduced by outstanding letters of credit. The new senior credit facility includes restrictive covenants relating to, among other things, a minimum fixed charge coverage ratio if excess availability falls below $30.0 million and a capital expenditure limitation of $25.0 million per year. As of June 30, 2002, the applicable interest rate on this credit facility was 5.4% per annum. In addition to the $90.4 million in available borrowings as of June 30, 2002, we had $33.5 million in cash and cash equivalents at June 30, 2002.


                                      [22]

Prospective Accounting Standards
--------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. We are currently assessing the impact of this new standard.

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statement No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires, in most cases, gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, rather than as extraordinary items. The statement is effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145, we expect to reclassify previously recognized extraordinary losses from the early extinguishment of debt.

In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.


                                      [23]

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

We are subject to interest rate risk to the extent we borrow against our credit facility with variable interest rates. Assuming the current level of borrowings at variable rates and assuming a two-percentage point change in the average interest rates under these borrowings, it is estimated that our interest expense for the quarter ended June 30, 2002 would have increased by approximately $273,000. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

The Company's reported cash flows related to its Canadian operations are based on cash flows measured in Canadian dollars converted to the U.S. dollar equivalent based on published exchange rates for the period reported. The Company believes its current risk exposure to the exchange rate movements, based on net cash flows, to be immaterial.


                                      [24]

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a)       Exhibit No.           Description

          99.1                  Certificate of Chief Executive Officer
          99.2                  Certificate of Chief Financial Officer

(b)       Reports on Form 8-K.

          On April 1, 2002, the Company filed a Report on Form 8-K containing the announcement of the completion of its acquisition of Precision Tube Holding Corporation.

          On April 17, 2002, the Company filed a Report on Form 8-K containing the announcement of its first quarter 2002 results and certain changes in the composition of its Board of Directors.

          On May 15, 2002, the Company filed a Report on Form 8-K containing the announcement of the follow-on offering of 5,000,000 shares of common stock.

          On May 17, 2002, the Company filed a Report on Form 8-K announcing the pricing of 5,000,000 common shares (including an additional 750,000 shares to cover over-allotments) of the Company's common stock to be sold by the Company in an underwritten public offering pursuant to a shelf registration statement.

          On May 28, 2002, the Company filed a Report on Form 8-K containing the announcement that the Company was not the prevailing bidder in its attempt to acquire the North Star Steel Tubular Division. The Company also announced the underwriters exercised their option to acquire an additional 750,000 shares to cover over-allotments.

          On May 30, 2002, the Company filed a Report on Form 8-K correcting a typographical error in the original Form 8-K filed on May 17, 2002.


                                      [25]

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Maverick Tube Corporation
                                            (Registrant)



Date:  August 13, 2002           /s/ Gregg M. Eisenberg
                                 -----------------------------------------------
                                 Gregg M. Eisenberg, Chairman, President
                                  and Chief Executive Officer
                                  (Principal Executive Officer)


Date:  August 13, 2002           /s/ Pamela G. Boone
                                 -----------------------------------------------
                                 Pamela G. Boone, Vice President - Finance
                                  and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)


                                      [26]

                                  EXHIBIT INDEX


EXHIBIT NO.        DESCRIPTION


99.1               Certificate of Chief Executive Officer
99.2               Certificate of Chief Financial Officer


                                      [27]