Form 10-Q
period 2002-11-13
MAVERICK TUBE CORPORATION
filed 2002-11-13
CIK 869087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2002

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
                          Chesterfield, Missouri 63017
                                 (636) 733-1600

State or other jurisdiction of incorporation or organization - Delaware

I.R.S. Employee Identification No.  43-1455766

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $0.01 Par Value - 40,941,976 shares as of November 8, 2002

                            MAVERICK TUBE CORPORATION

                                      INDEX


                                                                            Page

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)                                    3

           Condensed Consolidated Balance Sheets - September 30, 2002 and
           December 31, 2001                                                   3

           Condensed Consolidated Statements of Operations - Three
           and Nine Months Ended  September 30, 2002 and 2001                  4

           Condensed Consolidated Statements of Cash Flows - Nine
           Months Ended September 30, 2002 and 2001                            5

           Notes to Condensed Consolidated Financial Statements                7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          13

Item 3.    Quantitative and Qualitative Disclosures About Market
           Risk                                                               24

Item 4.    Controls and Procedures                                            24

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                   25

Signatures                                                                    26

Certifications Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002   27

Exhibit Index                                                                 29

                                      [2]

--------------------------------------------------------------------------------
                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
--------------------------------------------------------------------------------
                                                   September 30,  December 31,
                                                       2002           2001
                                                    (Unaudited)
                                                  ------------------------------
ASSETS
Current assets:
 Cash and cash equivalents........................        $1,791         $1,940
 Accounts receivable, less allowances of
  $2,713 and $2,412 on September 30, 2002 and
  December 31, 2001, respectively.................        48,977         41,021
 Inventories......................................       154,228        141,739
 Deferred income taxes............................         4,366          7,305
 Income taxes refundable..........................         5,205              -
 Prepaid expenses and other current assets........         3,712          2,440
                                                  ------------------------------
Total current assets..............................       218,279        194,445
Property, plant and equipment, less accumulated
 depreciation of $112,603 and $103,329 on
 September 30, 2002 and December 31, 2001,
 respectively.....................................       167,887        158,261
Goodwill..........................................        43,161              -
Other assets......................................        15,045          4,741
                                                  ------------------------------
                                                        $444,372       $357,447
                                                  ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.................................       $52,944        $23,668
 Accrued expenses and other liabilities...........        18,041         15,605
 Deferred revenue.................................         5,202          3,759
 Income taxes payable.............................            40          4,940
 Revolving credit facility........................             -          3,219
 Current maturities of long-term debt.............         1,519            938
                                                  ------------------------------
Total current liabilities.........................        77,746         52,129
Long-term debt, less current maturities...........         6,593          5,991
Revolving credit facility.........................        11,125         62,000
Other liabilities.................................         3,839          3,823
Deferred income taxes.............................         5,506          8,121

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 5,000,000
 authorized shares; 1 share issued and
 outstanding at September 30, 2002 and
 December 31, 2001, respectively..................             -              -
Common stock, $0.01 par value; 80,000,000
 authorized shares; 40,901,976 and
 34,013,036 shares issued; 40,901,976 and
 32,812,036 shares outstanding  at
 September 30, 2002 and December 31,
 2001, respectively...............................           409            340
Treasury stock, 1,201,000 shares at December
 31, 2001.........................................             -        (11,525)
Additional paid-in capital........................       212,133        114,307
Retained earnings.................................       139,804        135,831
Accumulated other comprehensive loss..............       (12,783)       (13,570)
                                                  ------------------------------
                                                         339,563        225,383
                                                  ------------------------------
                                                        $444,372       $357,447
                                                  ==============================

See accompanying notes to condensed consolidated financial statements.

                                      [3]

--------------------------------------------------------------------------------
                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)
--------------------------------------------------------------------------------
                          Three Months Ended            Nine Months Ended
                              September 30,                September 30,
                           2002           2001          2002           2001
                    ------------------------------------------------------------

Net sales...........        $114,092      $135,877      $317,528       $423,913
Cost of goods sold..         103,036       109,323       283,299        335,287
                    ------------------------------------------------------------
Gross profit........          11,056        26,554        34,229         88,626

Selling, general and
 administrative.....           8,910         8,504        25,487         22,817
Start-up costs......               -             -             -          1,101
                    ------------------------------------------------------------
Income from
 operations.........           2,146        18,050         8,742         64,708

Interest expense....             908           797         2,397          2,388
                    ------------------------------------------------------------
Income from
 continuing
 operations before
 income taxes and
 extraordinary items           1,238        17,253         6,345         62,320

Provision for income
 taxes..............             602         5,794         2,663         21,407
                    ------------------------------------------------------------
Income from
 continuing
 operations before
 extraordinary items             636        11,459         3,682         40,913

Loss from operations
 of discontinued DOM
 facility, net of
 income taxes.......               -             -             -           (957)
Gain (loss) on
 disposal of DOM
 facility, net of
 income taxes.......               -             -           518        (10,240)
                    ------------------------------------------------------------
Income before
 extraordinary items             636        11,459         4,200         29,716

Extraordinary items,
 net of income taxes               -             -          (227)             -
                    ------------------------------------------------------------
Net income..........            $636       $11,459        $3,973        $29,716
                    ============================================================

Basic earnings
(loss) per share
 Income from
  continuing
  operations........           $0.02         $0.34         $0.10          $1.21
 Income (loss) from
  discontinued
  operations........               -             -          0.01          (0.33)
 Extraordinary items               -             -             -              -
                    ------------------------------------------------------------
 Net income.........           $0.02         $0.34         $0.11          $0.88
                    ============================================================

Diluted earnings
(loss) per share
 Income from
  continuing
  operations........           $0.02         $0.34         $0.10          $1.19
 Income (loss) from
  discontinued
  operations........               -             -          0.01          (0.33)
 Extraordinary items               -             -             -              -
                    ------------------------------------------------------------
 Net income.........           $0.02         $0.34         $0.11          $0.86
                    ============================================================

Weighted average
 shares outstanding
  Basic.............      40,875,448    33,801,622    37,204,646     33,797,151
  Diluted...........      41,149,188    34,181,324    37,578,059     34,448,958

See accompanying notes to condensed consolidated financial statements.

                                      [4]

--------------------------------------------------------------------------------
                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)
--------------------------------------------------------------------------------
                                                        Nine Months Ended
                                                           September 30,
                                                       2002           2001
                                                  ------------------------------
OPERATING ACTIVITIES
Income from continuing operations.................       $ 3,682        $40,913
Adjustments to reconcile net income from
 continuing operations to net cash provided by
 operating activities:
Depreciation and amortization.....................        14,137         10,951
Deferred income taxes.............................           810          2,863
Provision for losses on accounts receivable.......            93            (51)
Loss on sale of equipment.........................            10             14
Changes in operating assets and liabilities:
 Accounts receivable..............................         2,118         14,792
 Inventories......................................        (8,008)       (29,801)
 Prepaid expenses and other current assets........          (437)           236
 Other assets.....................................        (1,501)          (134)
 Accounts payable.................................        27,578          2,149
 Accrued expenses and other liabilities...........       (16,548)         5,158
 Deferred revenue.................................         1,443         (2,906)
                                                  ------------------------------
Cash provided by operating activities.............        23,377         44,184

INVESTING ACTIVITIES
Cash paid for acquisition, net of cash received...       (56,823)             -
Expenditures for property, plant and equipment....       (17,945)       (19,445)
Proceeds from disposal of equipment...............            63              -
                                                  ------------------------------
Cash used by investing activities.................       (74,705)       (19,445)

FINANCING ACTIVITIES
Proceeds from borrowings and notes................       338,783        192,451
Principal payments on borrowings and notes........      (395,123)      (210,504)
                                                  ------------------------------
                                                         (56,340)       (18,053)
Principal payments on long-term note receivable...         1,238              -
Proceeds from sale of common stock................        90,370              -
Purchase of treasury stock........................             -        (11,525)
Proceeds from sale of treasury stock..............        15,853              -
Proceeds from exercise of stock options...........           907          1,893
                                                  ------------------------------
Cash provided (used) by financing activities......        52,028        (27,685)

                                      [5]

DISCONTINUED OPERATIONS
Income (loss) on discontinued operations..........           518        (11,197)
Adjustments to reconcile income (loss) from
 discontinued operations to net cash provided
 (used) by discontinued operations:
Depreciation......................................           376          1,079
(Gain) loss on disposal...........................          (518)        10,240
Changes in operating assets and other liabilities
 of discontinued operations.......................          (742)         2,001
Capital expenditures..............................             -           (296)
                                                  ------------------------------
Net cash provided (used) by discontinued
 operations.......................................          (366)         1,827

Effect of exchange rate changes on cash...........          (483)          (157)
                                                  ------------------------------
Increase (decrease) in cash and cash equivalents..          (149)        (1,276)

Cash and cash equivalents at beginning of period..         1,940          2,193
                                                  ------------------------------
Cash and cash equivalents at end of period........        $1,791           $917
                                                  ==============================

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest (net of amounts capitalized)...........        $2,354         $2,270
  Income taxes....................................       $10,611         $9,470

 Noncash investing and financing activities:
  Sale of discontinued operations.................        $8,115             $-
  Stock issued for acquisition....................        $2,290             $-

See accompanying notes to condensed consolidated financial statements.

                                      [6]

--------------------------------------------------------------------------------
                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The condensed consolidated financial statements include the accounts of Maverick Tube Corporation and its direct and indirect wholly-owned subsidiaries (collectively referred to as "the Company," whereas "Maverick" is the Company exclusive of its subsidiaries Prudential Steel Ltd. and Precision Tube Holding Corporation). All significant intercompany accounts and transactions have been eliminated. All operational and financial information contained herein includes the business activities of Prudential Steel Ltd. ("Prudential") for all periods presented. All operational and financial information contained herein includes the business activities of Precision Tube Holding Corporation ("Precision") since its acquisition in March 2002.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year 2001.


2.  BUSINESS ACQUISITION
--------------------------------------------------------------------------------

In March 2002, the Company completed its purchase of all the common stock of Precision in exchange for $60.7 million cash (which amount included an upward adjustment of $3.6 million to reflect the cash of Precision on hand as of the closing date and a $1.6 million working capital adjustment) and 200,000 common shares of the Company. The acquisition was accounted for as a purchase business combination and the financial statements of Precision have been consolidated from the acquisition date. The cost to acquire Precision has been allocated to the assets acquired and liabilities assumed according to their estimated fair values. The final allocation of the purchase price was completed in the third quarter and resulted in acquired goodwill of approximately $43.2 million. The preliminary allocation of acquired goodwill was adjusted upward in the amount of $1.9 million primarily due to a larger than expected working capital adjustment. The Company did not have any goodwill prior to its acquisition of Precision. Pro forma information has not been included herein because Precision is not a significant subsidiary as such term is defined in Regulation S-X.

As a result of the acquisition and effective January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized, but tested for impairment at least annually. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment tests during the fourth quarter of 2002.

                                      [7]

3.  INVENTORIES
--------------------------------------------------------------------------------

Inventories consist of the following (in thousands):

                                                   September 30,   December 31,
                                                       2002            2001
                                                  ------------------------------

Finished goods....................................       $86,277        $86,256
Work-in-process...................................         2,914          3,574
Raw materials.....................................        53,953         41,938
Storeroom parts...................................        11,084          9,971
                                                  ------------------------------
                                                        $154,228       $141,739
                                                  ==============================

Inventories are principally valued at the lower of average cost or market.


4.  RESTRUCTURING CHARGES
--------------------------------------------------------------------------------

During December 2001, the Company announced its plans to exit its Longview, Washington facility and move the operations to one of its existing buildings in Hickman, Arkansas. As a result, all 124 employees at the facility have been terminated as of September 30, 2002. Restructuring costs of $8,061,000 ($5,573,000 after-tax) were recorded in the consolidated statement of operations during the quarter ended December 31, 2001 and included the following items (in thousands):

Noncash costs:
  Write-down of property, plant and equipment to fair value.....         $6,476
Cash costs:
  Employee severance............................................            581
  Other.........................................................          1,004
                                                                ----------------
                                                                          1,585
                                                                ----------------
Total restructuring costs.......................................         $8,061
                                                                ================

Following is a summary of the accrued restructuring liabilities and activity through September 30, 2002 (in thousands):

                                        Employee
                                        Severance      Other         Total
                                    --------------------------------------------

Initial reserves....................          $581        $1,004         $1,585
Cash payments.......................          (239)         (510)          (749)
Reversal of the initial accrual.....          (342)          (14)          (356)
                                    --------------------------------------------
Balance, September 30, 2002.........            $-          $480           $480
                                    ============================================

The Company reversed $356,000 of the initial accrual primarily as a result of a decision to retain certain employees that had been anticipated to be terminated. The determination of net income for the nine months ended September 30, 2002 included this $356,000.

Future cash outlays expected in 2002 relating to the Company's exit from the Longview, Washington facility are anticipated to be $622,000 comprised of the remaining $480,000 cash costs above and $142,000 related primarily to capital expenditures required at our existing facility in Hickman, Arkansas. These cash outlays are ultimately expected to be funded through the future sale of the Longview, Washington land and building along with a reduction in the working capital requirements for this operation.

                                      [8]

5.  START-UP COSTS
--------------------------------------------------------------------------------

The Company began construction on a new large diameter pipe and tubing facility in Hickman, Arkansas during October 1999. The Company placed the new facility in service as of June 30, 2001 at a total cost of $51.0 million. Start-up costs expensed for the nine months ended September 30, 2001 were $1.1 million. These costs are comprised primarily of manufacturing costs incurred prior to the fully integrated operation of the facility.


6.  INCOME PER SHARE
--------------------------------------------------------------------------------

Diluted income per share for the three and nine months ended September 30, 2002 and 2001 was computed based upon the net income of the Company and the weighted average number of shares of common stock net of treasury stock but including exchangeable shares of a subsidiary of the Company on an as-if exchanged basis (see Note 10 for further information) and the net effect of granted stock options. Total shares utilized in this calculation were 41,149,188 and 34,181,324 for the three months ended September 30, 2002 and 2001, respectively, and 37,578,059 and 34,448,958 for the nine months ended September 30, 2002 and 2001, respectively.


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

On March 29, 2002, pursuant to an asset purchase agreement dated March 21, 2002, the Company completed the sale of the DOM business for $8.1 million, consisting of cash in the amount of $1.3 million and the buyer's nine year secured promissory note for the balance. To accommodate the buyer's purchase of the DOM business, the Company guaranteed the $1.5 million asset-based line of credit (advances limited to 80% of eligible accounts receivable) of the buyer. In exchange, the Company was granted liens and appropriate subrogation rights in the assets conveyed to the buyer. The Company recognized a $768,000 pre-tax gain from discontinued operations for the three months ended March 31, 2002, which increased net income by $518,000.

Summarized financial information for the discontinued operations is as follows (in thousands, except tons shipped):

                                                        Three Months Ended
                                                           September 30,
                                                        2002           2001
                                                  ------------------------------

Tons shipped......................................             -          2,416
Net sales.........................................            $-         $1,434
Loss from discontinued operations before
 income taxes.....................................            $-             $-
Loss from discontinued operations, net of
 tax benefit......................................            $-             $-

                                                         Nine Months Ended
                                                           September 30,
                                                        2002          2001
                                                  ------------------------------

Tons shipped......................................             -          9,281
Net sales.........................................            $-         $7,537
Loss from discontinued operations before
 income taxes.....................................            $-         $1,524
Loss from discontinued operations, net of
 tax benefit......................................            $-           $957

                                      [9]

8.  SEGMENT INFORMATION
--------------------------------------------------------------------------------

The following table sets forth data (in thousands) for the three and nine months ended September 30, 2002 and 2001 for the continuing reportable industry segments of Maverick Tube L.P. ("Maverick L.P."), Precision and Prudential. Maverick L.P., a wholly-owned subsidiary of the Company, is responsible for the Company's operations in Hickman, Arkansas and Conroe, Texas. Precision, a wholly-owned subsidiary of the Company, is responsible for the Company's coiled tubing operations in Houston, Texas. Prudential, a wholly-owned subsidiary of the Company, is responsible for the Company's operations in Calgary, Alberta. As noted in Note 4, the Company closed its Longview, Washington facility during the three months ended March 31, 2002.

Identifiable assets are those used in the Company's operations in each segment.

                      Maverick
                        L.P.      Precision   Prudential   Corporate    Total
                    ------------------------------------------------------------
Three Months Ended
 September 30, 2002
--------------------

Net sales...........  $68,952 (1)   $9,907     $35,233 (1)      $-     $114,092
Income (loss) from
 operations.........   (3,701)         251       5,596           -        2,146
Identifiable assets.  249,779 (2)   68,670      96,522      29,401      444,372
Depreciation and
 amortization.......    2,796 (2)      221         675         741        4,433
Capital expenditures    3,660 (2)      552         877         225        5,314

Nine Months Ended
 September 30, 2002
--------------------

Net sales........... $195,738 (1)  $18,809    $102,981 (1)      $-     $317,528
Income (loss) from
 operations.........   (9,010)(3)     (534)     18,286           -        8,742
Identifiable assets.  249,779 (2)   68,670      96,522      29,401      444,372
Depreciation and
 amortization.......    9,958 (2)      431       1,948       1,800       14,137
Capital expenditures   10,714 (2)      706       4,252       2,273       17,945

Three Months Ended
 September 30, 2001
--------------------

Net sales...........  $89,536 (1)       $-     $46,341 (1)      $-     $135,877
Income from
 operations.........    6,476            -      11,574           -       18,050
Identifiable assets.  233,218            -     142,784 (2)  13,389      389,391
Depreciation and
 amortization.......    2,372            -       1,205 (2)     326        3,903
Capital expenditures    3,996            -         325 (2)   1,754        6,075

Nine Months Ended
 September 30, 2001
--------------------

Net sales........... $266,831 (1)       $-    $157,082 (1)      $-     $423,913
Income from
 operations.........   29,085 (4)        -      35,623           -       64,708
Identifiable assets.  233,218            -     142,784 (2)  13,389      389,391
Depreciation and
 amortization.......    6,312            -       3,703 (2)     936       10,951
Capital expenditures   12,765            -         955 (2)   5,725 (5)   19,445

     (1) Includes inter-segment sales of $1.8 million and $6.5 million for the three and nine months ended September 30, 2002, respectively, and inter-segment sales of $6.8 million and $14.8 million for the three and nine months ended September 30, 2001, respectively.

     (2) As a result of the transfer of the assets from the Longview, Washington facility to the Hickman, Arkansas facility on January 1, 2002, the operations of the Longview, Washington facility are included in the identifiable assets, depreciation and amortization and capital expenditures of Prudential for the period ended September 30, 2001 and of Maverick L.P. for the period ended September 30, 2002.

     (3) Included in cost of goods sold for the nine months ended September 30, 2002 was $681,000 for additional restructuring charges in connection with the Company's closing of its Longview, Washington facility.

                                      [10]

     (4) Includes start-up costs for the nine months ended September 30, 2001 of $1.1 million, relating to the construction of the new large diameter pipe and tubing facility in Hickman, Arkansas during 1999. These costs are comprised primarily of manufacturing costs incurred prior to the fully integrated operation of the facility.

     (5)  Includes $1.8 million for the new coating facility.


9.  REVOLVING CREDIT FACILITY
--------------------------------------------------------------------------------

In connection with the Company's acquisition of Precision in March 2002, the Company obtained a new senior credit facility consisting of a $150.0 million revolving line of credit that provided a portion of the cash used to fund the acquisition and replaced the Company's short-term and long-term revolving credit facilities. The new senior credit facility, which expires in March 2006, will be used to fund the working capital requirements of the Company and is secured by real estate, all accounts receivable, inventories and equipment of the Company. The new senior credit facility bears interest at U.S. or Canadian prime, Bankers' Acceptance rates plus stamping fees or the LIBOR rate, all adjusted by an interest margin, depending upon excess availability. Under the new senior credit facility, the Company can borrow an amount based on a percentage of eligible accounts receivable, eligible inventory and property, plant and equipment, reduced by outstanding letters of credit. The new senior credit facility includes restrictive covenants relating to, among other things, a minimum fixed charge coverage ratio if excess availability falls below $30.0 million and a capital expenditure limitation of $25.0 million per year. As of September 30, 2002, the applicable interest rate on this credit facility was 5.6% per annum.


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

On March 13, 2002, the Company sold 2.0 million shares of common stock under the Company's shelf registration statement. Of the 2.0 million shares, 1,201,000 shares came from the Company's treasury stock and 799,000 shares were newly-issued shares. The net proceeds from the offering were $26.4 million, and were used to fund a portion of the cash purchase price of the Company's acquisition of Precision. On March 29, 2002, in connection with the Company's acquisition of Precision, the Company issued 200,000 shares of common stock to the shareholders of Precision (See Note 2).

On May 22, 2002, the Company sold 5.0 million shares of common stock under the Company's shelf registration statement. On May 29, 2002, the underwriters exercised their option to acquire an additional 750,000 shares to cover over-allotments. The aggregate net proceeds from these two offerings were $79.9 million and were primarily used to repay indebtedness.

                                      [11]

11.  COMPREHENSIVE INCOME (LOSS)
--------------------------------------------------------------------------------

The following table sets forth the components of comprehensive income (loss) (in thousands):


                           Three Months Ended             Nine Months Ended
                              September 30,                 September 30,
                          2002            2001           2002          2001
                    ------------------------------------------------------------

Net income..........          $636        $11,459         $3,973        $29,716
Foreign currency
 translation........        (1,484)        (4,645)           789         (5,633)
Minimum pension
liability
adjustment..........            29              -             (2)             -
                    ------------------------------------------------------------
Comprehensive income
 (loss).............         $(819)        $6,814         $4,760        $24,083
                    ============================================================


12.  SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

On October 15, 2002, we entered into a definitive asset purchase agreement with The LTV Corporation and its affiliates to acquire the assets that comprise the business of LTV's Steel Tubular Products Division pursuant to Section 363 of the United States Bankruptcy Code. We believe we will consummate this transaction at the end of the fourth quarter of 2002 or the beginning of the first quarter of 2003.

The purchase price for the LTV Tubular Division is $110.0 million cash, subject to a working capital adjustment. The transaction is contingent on ratification of the collective bargaining agreement by the United Steel Workers of America, who represent approximately 300 employees at four of LTV Tubular's five facilities. The agreement is also contingent upon, among other things, the completion of further environmental due diligence. LTV's Tubular Division employs approximately 430 people at five locations in Georgia, Tennessee, Ohio and Michigan.

We plan to fund the $110.0 million purchase price by drawing down on our revolving credit facility, which is being expanded in connection with the proposed transaction to provide aggregate availability of up to $185 million.

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

It is not possible to foresee or identify all factors that could have a material and negative impact on the future financial performance of the Company. The forward-looking statements in this report are based on certain assumptions and analyses we have made in light of our experience and perception of historical conditions, expected future developments and other factors we believe appropriate under the circumstances. Further information covering issues that could materially affect our financial performance is contained in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 13, 2002 (the "2001 Form 10-K").

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. It should be noted that certain accounting policies of the Company require judgment and/or estimates of management in their application that could have a significant impact on amounts reported in these financial statements. A summary of those critical accounting policies can be found in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2001 Form 10-K. In particular, the accounting for and analysis with respect to areas such as revenue and accounts receivable collectibility, inventory valuation, note receivable collectibility, potential product liability and environmental claims and pension plan expense are discussed.

All amounts are expressed in U.S. dollars unless otherwise indicated.

                                      [13]

We are a leading North American producer of tubular steel products used in energy and industrial applications. We are the largest North American producer of oil country tubular goods, sometimes referred to as OCTG, and line pipe products for use in newly drilled oil and gas wells and for transporting oil and natural gas. Our products are primarily sold to distributors in the United States and Canada. We expanded into coiled tubing products with our acquisition of Precision. Coiled tubing products are primarily used in maintaining existing wells but are also used in completing new wells. These products are sold to service companies throughout North America and internationally. OCTG, line pipe and coiled tubing comprise our energy product line. We also manufacture structural tubing (hollow structural sections, or HSS), standard pipe and pipe piling. These products are sold to service centers, fabricators and end-users and comprise our industrial product line. During the quarter ended September 30, 2002, energy products accounted for approximately 84% of our total revenues.

On February 12, 2002, we entered into a definitive stock purchase agreement providing for the purchase of all the common stock of Precision in exchange for $60.7 million cash, which amount included upward adjustments of $3.6 million to reflect the cash of Precision on hand as of the closing date and $1.6 million in increased working capital from the agreement date to the closing date, and 200,000 common shares of the Company.

On October 15, 2002, we entered into a definitive asset purchase agreement with The LTV Corporation and its affiliates to acquire the assets that comprise the business of LTV's Steel Tubular Products Division pursuant to Section 363 of the United States Bankruptcy Code. We believe we will consummate this transaction at the end of the fourth quarter of 2002 or the beginning of the first quarter of 2003.

OVERVIEW
--------------------------------------------------------------------------------

Our energy products consist of electrical resistance welded ("ERW") oil country tubular goods, line pipe and coiled steel pipe. We sell our OCTG and line pipe products primarily to distributors who supply end-users in the energy industry. We began selling coiled steel pipe for use in down-hole well servicing and line pipe applications with our acquisition of Precision on March 29, 2002. Our industrial products consist of structural tubing, standard pipe and pipe piling, which are sold primarily to service centers who supply end-users in construction, transportation, agriculture and other industrial enterprises.

Energy Products Demand and Consumption
--------------------------------------

Demand for our energy related products depends primarily upon the number of oil and natural gas wells being drilled, completed and worked over in the U.S. and Canada and the depth and drilling conditions of these wells. The levels of these activities are primarily dependent on oil and natural gas prices. Many factors, such as the supply and demand for oil and natural gas, general economic conditions, global weather patterns and potential government legislation may affect these prices. As a result, the future level and volatility of oil and natural gas prices are uncertain. In addition, seasonal fluctuations that affect our customers may affect the demand for our products.

U.S. end-users obtain OCTG from domestic and foreign pipe producers and from draw-downs of the inventories carried by end-users, distributors and mills. Industry inventories of our products can change significantly from period to period. This can have a direct effect on demand for our products when customers draw-down from inventory rather than purchasing our products. Canadian distributors typically hold significantly less amounts of inventories than U.S. distributors.

                                      [14]

The following table illustrates certain factors related to industry-wide drilling activity, energy prices, OCTG consumption, shipments, imports and inventories for the periods presented:

                                                       Three Months Ended
                                                           September 30,
                                                        2002           2001
                                                  ------------------------------

U.S. Market Activity:
 Average rig count................................           853          1,241
                                                  ==============================

Average U.S. energy prices
 Oil per barrel (West Texas Intermediate).........        $28.52         $26.96
                                                  ==============================
 Natural gas per MCF (Average U.S.)...............         $3.03          $2.70
                                                  ==============================


U.S. OCTG Consumption:
(in thousands of tons)
 U.S. producer shipments..........................           438            466
 Imports..........................................           132            242
 Inventory (increase)/decrease....................           (52)            22
 Used pipe........................................            45             20
                                                  ------------------------------
 Total U.S. Consumption...........................           563            750
                                                  ==============================


Canadian Market Activity:
Average rig count.................................           250            320
                                                  ==============================

Average Canadian energy prices
 Natural gas per U.S. $ per MCF
 (Alberta spot price).............................         $2.14          $2.60
                                                  ==============================

Canadian OCTG Consumption:
(in thousands of tons)
 Canadian producer shipments......................           107            119
 Imports..........................................            47             63
 Inventory (increase)/decrease....................            (7)           (10)
                                                  ------------------------------
 Total Canadian Consumption.......................           147            172
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

According to published industry reports, average U.S. drilling for the third quarter of 2002 was approximately 853 rigs, representing a decrease of 31.3% compared to the third quarter of 2001. Despite an increase in oil and natural gas prices during the quarter, up by 5.8% and 12.2%, respectively, drilling levels for oil and natural gas have decreased by 42.0% and 28.9%, respectively. We believe that the disconnect between these commodity prices and drilling is due to decreased cash flows and increased debt to capital positions of the busy independents, a fear that these prices are not sustainable due to natural gas inventory over-hang and political uncertainty over Iraq and 2002 capital budgets that have been depleted. Drilling levels remained flat throughout the quarter, as the rig count at the end of the third quarter was only approximately 0.8% higher than the average rig count during the quarter.

                                      [15]

The U.S. Congress is currently contemplating the enactment of comprehensive energy legislation that could impact drilling in the U.S. This proposed legislation addresses drilling access, environmental issues and tax incentives. The tax incentives, which could include Section 29 credits, would make it more economically feasible to drill in areas where it had not been in the past.

According to published industry reports, average Canadian drilling for the third quarter of 2002 was approximately 250 rigs, representing a decrease of 21.9% compared to the third quarter of 2001. The lower drilling levels were primarily attributable to lower natural gas prices down by 17.7% while oil completions improved slightly with higher oil prices up by 5.8%. Drilling levels in Canada remained flat throughout the third quarter, as the rig count at the end of the third quarter and the average rig count during the quarter were both 250 rigs.

Imports into the U.S. decreased 45.5%, with import market share declining from 32.3% during the third quarter of 2001 to 23.4% during the third quarter of 2002. This decrease was primarily due to the decrease in drilling activity in the U.S. During the third quarter of 2002, U.S. producer shipments of OCTG decreased 6.0% as compared to the comparable prior year period. During the third quarter of 2002, U.S. producer shipments were favorably impacted by industry inventory increases that created an additional 9.2% of demand. During the third quarter of 2001, U.S. producer shipments were unfavorably impacted by industry inventory decreases that reduced demand by 2.9%. Management believes that at September 30, 2002, industry inventories were somewhat below normal levels in relation to demand, as inventory months of supply decreased 14.7%, from 6.8 months at September 30, 2001 to 5.8 months at September 30, 2002.

As a result of the decreased drilling activity, we estimate that total U.S. consumption decreased by 24.9% in the third quarter of 2002, compared to the prior year quarter. During that same period, our domestic shipments of OCTG decreased 27.8% and our export sales, primarily to Canada, decreased by 2.3%. We estimate that our domestic OCTG market share decreased from 20.3% during the quarter ended September 30, 2001 to 15.7% during the quarter ended September 30, 2002. This decreased market share, slightly lower than the market share we have captured historically, was partially due to the decreased business levels of our customers compared to the market as a whole.

Imports into Canada decreased 25.4%, with import market share decreasing from 36.6% during the third quarter of 2001 to 32.0% during the third quarter of 2002. During the third quarter of 2002, Canadian producer shipments of OCTG decreased by 10.1%. Overall, Canadian shipments in the third quarter 2002 were negatively impacted by lower natural gas prices that led to weaker drilling activity than experienced during the third quarter 2001.

As a result of the decreased drilling activity, we estimate that total Canadian consumption decreased by 14.5% in the third quarter of 2002, compared to the prior year quarter. During that same period, our Canadian shipments of OCTG increased 7.5%. We estimate that our Canadian OCTG market share of domestic shipments increased from 31.5% during the quarter ended September 30, 2001 to 37.7% during the quarter ended September 30, 2002. This increased market share, approximately the market share we have captured historically, was partially due to the increased business levels of our customers compared to the market as a whole.

Published information suggests that U.S. demand for line pipe decreased during the third quarter of 2002 by an estimated 19.7%. Line pipe domestic shipments remained flat as the import market share fell from 42.3% to 28.3%. Canadian demand for line pipe decreased during the third quarter by an estimated 31.6%. Domestic shipments fell by 48.0% due to less project work than in the third quarter 2001. Import volumes increased by 34.2%, and import market share increased from 28.3% for the third quarter 2001 to 55.4% for the third quarter 2002 as imports reacted slowly to the reduced level of demand.

Coiled tubing products are primarily used in maintaining existing wells and in completing new wells. These products are sold to service companies throughout North America and internationally.

                                      [16]

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

We estimate that the U.S. demand for structural tube products (commonly referred to as hollow structural sections or HSS) of the type we produce decreased 3.1% during the third quarter of 2002 from the prior year period. Total U.S. producer shipments decreased 1.9% as import market share increased from 19.7% to 21.0%. According to published reports, the U.S. standard pipe market demand decreased
7.1%. Total domestic producer shipments decreased 6.7% as the import market share increased from 35.5% to 35.2%.

Pricing and Costs of Our Products
---------------------------------

Pricing of U.S. energy products was down 7.4% compared to the prior year quarter. Pricing of U.S. industrial products was up 22.6% compared to the prior year quarter. Pricing of Canadian energy products was down 0.7%, while pricing of Canadian industrial products was up by 36.5% compared to the prior year quarter.

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

In March 2002, an antidumping petition was filed with the U.S. government covering OCTG products from Austria, Brazil, China, France, Germany, India, Indonesia, Romania, South Africa, Spain, Turkey, Ukraine and Venezuela. On May 10, 2002, the U.S. government voted to end this case. As a result of this ruling, there will not be any additional immediate relief for domestic producers on imports of OCTG products. Accordingly, imports may negatively impact our OCTG shipment levels and prices in the future.

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

Changes in steel prices can affect the pricing and gross margin levels of our products. With respect to industrial products, we intend to seek to recover any increase in steel costs by attempting to increase the price of our products. However, increases in the prices of our products often do not fully compensate for

                                      [17]
steel price increases and generally lag several months behind increases in steel prices. Prices of energy products move in conjunction with demand for those products and are not necessarily related to changes in steel costs. This could result in an inability to recover steel cost increases on those products during poor energy market conditions. Consequently, we typically have a limited ability to recover increases in steel costs.

In November 2001, the International Trade Commission (ITC) recommended to the President of the United States that a Section 201 case for steel and all steel products, with the exception of OCTG, be supported with a wide scale program of quotas and duties on steel imports. The President's remedy plan released on March 5, 2002, provides a three year program of quotas and tariffs covering a wide range of imported steel products. Of specific interest to our business, imported flat rolled products, including hot rolled steel coils, are subject to a 30% tariff in year one, a 24% tariff in year two and an 18% tariff in year three. This plan resulted in an increase in the cost of foreign imported hot rolled steel and steel products. This, in turn, increased the cost of our purchased steel. We have experienced steel price increases that we believe were caused by the ITC's recommendation, such as the increase in steel prices described below.

U.S. steel costs included in cost of goods sold increased during the third quarter of 2002 by 22.2%, compared to the quarter ended September 30, 2001. The current replacement cost of steel is approximately 17.4% higher than the cost recorded in cost of goods sold during the third quarter due to price increases implemented by our major supplier of steel. Recently, our major supplier of steel increased our steel prices by $15 per ton in January, by $40 per ton in April and by $60 per ton in July. Due to the expansion of domestic capacity as shuttered facilities are put back into production, January 2003 pricing levels should fall by approximately 5% from the July 2002 levels. Based upon our inventory levels, these cost changes will not impact our U.S. cost of goods sold until the second quarter of 2003.

The same factors that influence steel costs and costs of goods sold in our U.S. operations also affect the steel costs and cost of goods sold in our Canadian operations. Canadian cost of goods sold increased by 18.3% as compared to the comparable prior year period and will continue to increase until February 2003 as increased steel replacement costs are realized. January 2003 replacement cost decreases will not impact our Canadian cost of goods sold until the third quarter of 2003.

Prudential's facility located in Calgary, Alberta operates under a collective bargaining agreement expiring on December 31, 2003 that covers approximately 72% of all Prudential employees. While the Company believes its present labor relations are good, there can be no assurance that the collective bargaining agreement will be renewed or that a new collective bargaining agreement on terms acceptable to us will be established.


RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Overall Company
---------------

Net sales of $114.1 million recorded for the third quarter of 2002, represents a decrease of $21.8 million, or 16.0%, compared to the prior year period. These results were primarily attributable to a decrease of 21.0% in total product shipments, from 230,633 tons in the third quarter of 2001 to 182,203 tons in the third quarter of 2002. Overall average net selling prices increased from the comparable quarter of the prior year by 6.3%.

Net sales of $317.5 million recorded for the nine months ended September 30, 2002, represents a decrease of $106.4 million, or 25.1%, compared to the prior year period. These results were primarily attributable to a decrease of 22.0% in total product shipments, from 700,151 tons for the nine months ended September 30, 2001 to 546,057 tons for the nine months ended September 30, 2002. Overall average net selling prices decreased from the comparable period of the prior year by 4.0%.

                                      [18]

Cost of goods sold of $103.0 million recorded for the third quarter of 2002, represents a decrease of $6.3 million, or 5.8%, compared to the prior year period, resulting from the decrease in total shipments described above. However, overall unit cost per ton of products sold increased from the comparable quarter of the prior year by 19.4%. This increase was primarily due to the increase in steel costs and less fixed cost absorption. See "Overview."

Cost of goods sold of $283.3 million recorded for the nine months ended September 30, 2002, represents a decrease of $52.0 million, or 15.5%, compared to the prior year period, resulting from the decrease in total shipments described above. However, overall unit cost per ton of products sold increased from the comparable period of the prior year by 8.4%. This increase was primarily due to the increase in steel costs and less fixed costs absorption. See "Overview."

The Company earned a gross profit of $11.1 million during the third quarter of 2002, compared to a gross profit of $26.6 million in the prior year period.
Gross profit was impacted by the higher steel cost and lower fixed cost absorption offset by an increase in selling prices. Gross profit, as a percentage of net sales, was 9.7% for the third quarter of 2002, compared to a gross profit, as a percentage of net sales, of 19.5% for the prior year period.

The Company earned a gross profit of $34.2 million during the nine months ended September 30, 2002, compared to a gross profit of $88.6 million in the prior year period. Gross profit was impacted by the weakening selling prices and higher steel costs. Gross profit, as a percentage of net sales, was 10.8% for the nine months ended September 30, 2002, compared to a gross profit, as a percentage of net sales, of 20.9% for the prior year period.

Selling, general and administrative expenses increased $0.4 million or 4.8%, from $8.5 million in the third quarter of 2001 to $8.9 million in the third quarter of 2002. This increase in selling, general and administrative expenses primarily resulted from additional expenses associated with the addition of Precision. Selling, general and administrative expenses as a percentage of net sales in the third quarter of 2002 was 7.8% compared to 6.3% for the comparable prior year period. The increase was due to the lower shipment levels in the third quarter of 2002 compared to the third quarter of 2001.

Selling, general and administrative expenses increased $2.7 million or 11.7%, from $22.8 million for the nine months ended September 30, 2001 to $25.5 million for the nine months ended September 30, 2002. This increase in selling, general and administrative expenses primarily resulted from additional expenses associated with the addition of Precision, additional depreciation on our enterprise resource planning system and general wage increases effective at the beginning of the year. Selling, general and administrative expenses as a percentage of net sales for the nine months ended September 30, 2002 was 8.0% compared to 5.4% for the comparable prior year period. The increase was due to the lower shipment levels for the nine months ended September 30, 2002 compared to nine months ended September 30, 2001.

Interest expense increased $0.1 million or 13.9%, from $0.8 million in the third quarter of 2001 to $0.9 million in the third quarter of 2002. This increase was due to lower average borrowings during the third quarter of 2002 compared to third quarter of 2001 offset by higher amortization of deferred loan costs associated with our new senior credit facility in third quarter of 2002 compared to third quarter of 2001. Our debt to capitalization ratio decreased from 24.2% at December 31, 2001 to 5.4% at September 30, 2002, primarily resulting from the issuance of 5,750,000 shares of common stock during the second quarter of 2002 and the pay-down of debt with the proceeds.

Interest expense remained flat at $2.4 million for the nine months ended September 30, 2002 and 2001.

The provision for income taxes was $0.6 million for the third quarter of 2002, compared to the prior year provision of $5.8 million. This change is attributable to the generation of pre-tax income of $1.2 million for the third quarter of 2002, compared to the pre-tax income in the third quarter of 2001 of $17.3 million. The effective tax rate increased to 48.6% for the third quarter of 2002 from 33.6% for the prior period due to the tax impact of dividends received from our Canadian subsidiary.

                                      [19]

The provision for income taxes was $2.7 million during the nine months ended September 30, 2002, compared to the prior year provision of $21.4 million. This change is attributable to the generation of pre-tax income of $6.3 million for the nine months ended September 30, 2002, compared to the pre-tax income for the nine months ended September 30, 2001 of $62.3 million. The effective tax rate increased to 42.0% for the nine months ended 2002 from 34.4% for the prior period due to the tax impact of dividends received from our Canadian subsidiary.

As a result of the decrease in OCTG shipments and the other factors discussed above, we generated net income from continuing operations of $0.6 million and $3.7 million in the third quarter of 2002 and during the nine months ended September 30, 2002, respectively, which represents a decrease in net income from continuing operations of $10.8 million and $37.2 million from the comparable prior year periods, respectively.

The gain associated with the sale of the Company's discontinued DOM facility was $518,000 (net of taxes of $250,000) for the nine months ended September 30, 2002. The loss associated with the operations of the Company's discontinued DOM facility was $957,000 (net of taxes of $567,000) for the nine months ended September 30, 2001. The estimated loss on the disposal of the DOM facility was $10.2 million (net of taxes of $5.8 million) for the nine months ended September 30, 2001.

The Company incurred an extraordinary loss of $227,000 (net of taxes of $109,000) due to early retirement of debt associated with the extinguishment of two bank credit facilities during the nine months ended September 30, 2002.

Net income of $0.6 million was generated in the third quarter of 2002, a decrease of $10.8 million from the comparable prior year period. Net income of $3.9 million was generated during the nine months ended September 30, 2002, a decrease of $25.7 million from the comparable prior year period.

Maverick Tube L.P. Segment
--------------------------

Maverick Tube L.P. ("Maverick L.P."), a wholly-owned subsidiary of the Company, is responsible for our operations in Hickman, Arkansas, Conroe, Texas and Longview, Washington. Precision, a wholly-owned subsidiary of the Company, is responsible for the Company's coiled tubing operations in Houston, Texas. Prudential is responsible for our operations in Calgary, Alberta.

Maverick L.P.'s sales of $69.0 million decreased $20.5 million, or 23.0%, for the third quarter of 2002, compared to the prior year period. Maverick L.P.'s shipments decreased 32,091 tons, or 20.9%, from 153,856 tons to 121,765 tons. Energy shipments decreased 27,763 tons due to the rig count decreasing from 1,241 active rigs to 853 active rigs. Industrial product shipments decreased 4,328 tons. Overall average net selling prices for Maverick L.P.'s products decreased from the comparable quarter of the prior year by 2.7%. The change in the price was a result of the rig count decreasing and a less favorable product mix. Energy selling prices decreased 7.5%. Industrial selling prices increased 22.5%. The decreases in energy product sales were primarily due to weakening market conditions. The increase in industrial product sales were primarily due to our ability to pass increases in steel costs to our customers. See "Overview."

Maverick L.P.'s sales of $195.7 million decreased $71.1 million, or 26.6%, for the nine months ended September 30, 2002, compared to the prior year period. Maverick L.P.'s shipments decreased 77,670 tons, or 17.4%, from 445,435 tons to 367,765 tons. Energy shipments decreased 77,028 tons due to the rig count decreasing from 1,207 active rigs to 826 active rigs. Industrial product shipments decreased 642 tons. Overall average net selling prices for Maverick L.P.'s products decreased from the comparable period of the prior year by 11.2%. The change in the price was a result of the rig count decreasing and a less favorable product mix. Energy selling prices decreased 12.7%. Industrial selling prices increased 3.1%. The decreases in energy product sales were primarily due to weakening market conditions. The increase in industrial product sales were primarily due to our ability to pass increases in steel costs to our customers. See "Overview."

                                      [20]

Maverick L.P.'s cost of goods sold of $67.8 million decreased $8.0 million, or 10.6%, for the third quarter of 2002, compared with the prior year period. The decrease was primarily due to decreased product shipments offset by higher steel costs. See "Overview." Gross profit for Maverick L.P. of $1.2 million for the quarter ended September 30, 2002 compared to a gross profit of $13.7 million for the prior year period. See "Overview." Gross profit was 1.7% as compared to 15.3% in the comparable prior year period, reflecting weakening selling prices, higher steel prices and lower fixed cost absorption.

Maverick L.P.'s cost of goods sold of $188.2 million decreased $30.3 million, or 13.9%, for the nine months ended September 30, 2002, compared with the prior year period. The decrease was primarily due to decreased product shipments offset by higher steel costs. See "Overview." Gross profit for Maverick L.P. of $7.6 million for the nine months ended September 30, 2002 compared to a gross profit of $48.3 million for the prior year period. See "Overview." Gross profit was 3.9% as compared to 18.1% in the comparable prior year period, reflecting weakening selling prices, higher steel prices and lower fixed cost absorption.

Prudential Segment
------------------

Prudential's sales of $35.2 million decreased $11.1 million, or 24.1%, for the third quarter of 2002, compared with the prior year period. Prudential's shipments decreased 19,987 tons, or 26.0%, from 76,777 tons to 56,790 tons. Energy product shipments decreased 13,524 tons due to the rig count decreasing from 320 active rigs to 250 active rigs. Industrial product shipments decreased 2,389 tons. Tolling tons comprised the remainder of the decrease in shipments. Overall average net selling price for Prudential's products increased 2.6% from the comparable quarter of the prior year. Energy selling prices decreased 0.6%. Industrial product selling prices increased by 36.5%. The decreases in energy product sales are primarily due to weakening market conditions. The increase in industrial product sales were primarily due to our ability to pass increases in steel costs to our customers. See "Overview."

Prudential's sales of $103.0 million decreased $54.1 million, or 34.4%, for the nine months ended September 30, 2002, compared with the prior year period. Prudential's shipments decreased 83,468 tons, or 32.8%, from 254,716 tons to 171,248 tons. Energy product shipments decreased 64,121 tons due to the rig count decreasing from 363 active rigs to 273 active rigs. Industrial product shipments decreased 8,566 tons. Tolling tons comprised the remainder of the decrease in shipments. Overall average net selling price for Prudential's products decreased 2.6% from the comparable period of the prior year. Energy selling prices decreased 4.6%. Industrial product selling prices increased by 13.1%. The decreases in energy product sales are primarily due to weakening market conditions. The increase in industrial product sales were primarily due to our ability to pass increases in steel costs to our customers. See "Overview."

Prudential's cost of goods sold of $27.4 million decreased $6.1 million, or 18.1%, in the third quarter of 2002 from the prior year period. The decrease was primarily due to decreased product shipments offset by higher steel costs. See "Overview." Gross profit for Prudential of $7.8 million for the quarter ended September 30, 2002 compares to a gross profit of $12.9 million for the prior year period. Gross profit was 22.2% as compared to 27.8% in the comparable prior year period, reflecting weakening selling prices, higher steel prices and lower fixed cost absorption.

Prudential's cost of goods sold of $79.7 million decreased $37.1 million, or 31.8%, for the nine months ended September 30, 2002 from the prior year period. The decrease was primarily due to decreased product shipments offset by higher steel costs. See "Overview." Gross profit for Prudential of $23.3 million for the nine months ended September 30, 2002 compares to a gross profit of $40.3 million for the prior year period. Gross profit was 22.6% as compared to 25.7% in the comparable prior year period, reflecting weakening selling prices, higher steel prices and lower fixed cost absorption.

                                      [21]

Precision Segment
-----------------

The Company began manufacturing coiled steel pipe with its acquisition of Precision.

Precision had sales of $9.9 million on shipment of 3,648 tons during the third quarter of 2002. Cost of goods sold was $7.8 million resulting in a gross profit of $2.1 million. Precision's gross profit margin was 21.2% for the third quarter of 2002.

Precision had sales of $18.8 million on shipment of 7,043 tons for the nine months ended September 30, 2002. Cost of goods sold was $15.4 million resulting in a gross profit of $3.4 million. Precision's gross profit margin was 18.1% for the nine months ended September 30, 2002.


LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

Working capital at September 30, 2002 was $140.5 million and the ratio of current assets to current liabilities was 2.8 to 1.0. Working capital at December 31, 2001 was $142.3 million and the ratio of current assets to current liabilities was 3.7 to 1.0. The decrease in working capital from December 31, 2001 to September 30, 2002 was due to a $8.0 million increase in accounts receivable, $12.5 million increase in inventory and $5.2 million increase in income taxes receivable partially offset by a $29.2 million increase in accounts payable. Cash provided by operating activities was $23.4 million for the nine months ended September 30, 2002.

Cash used in investing activities was $74.7 million for the nine months ended September 30, 2002, resulting primarily from the acquisition of Precision ($56.8 million, net of cash received).

Cash provided by financing activities was $52.0 million for the nine months ended September 30, 2002. Outstanding borrowings on our revolving credit facilities decreased $54.1 million. The Company received proceeds of $107.1 million from the sale of the Company's common shares during the nine months ended September 30, 2002, which proceeds were primarily used to acquire Precision on March 29, 2002 and repay indebtedness.

Cash used by discontinued operations was $366,000 for the nine months ended September 30, 2002.

Our capital budget for 2002 was originally set at approximately $16.3 million, which does not include $5.8 million in carryover from the 2001 capital budget. The 2002 capital budget includes $5.5 million for the relocation of the Longview, Washington equipment to one of our existing facilities in Hickman, Arkansas. The remaining $16.6 million of our capital budget is for the acquisition of new equipment for our existing manufacturing facilities and to enhance our new enterprise resource planning system. Approximately $17.9 million has been spent during the nine month period ended September 30, 2002. We expect to meet ongoing working capital and the capital expenditure requirements from a combination of cash flow from operating activities and available borrowings under our revolving credit facility.

In connection with our acquisition of Precision on March 29, 2002, the Company secured a new senior credit facility consisting of a $150.0 million revolving line of credit that provided a portion of the cash used to fund the acquisition and replaced the Company's short-term and long-term revolving credit facilities. The new senior credit facility, which will be used to fund the working capital requirements of the Company and is secured by all accounts receivable, inventories and equipment of the Company along with real estate and expires in March 2006. The new senior credit facility bears interest at U.S. or Canadian prime, Bankers' Acceptance rates plus stamping fees or the LIBOR rate, all adjusted by an interest margin, depending upon excess availability. Under the new senior credit facility, the Company can borrow an amount based on a percentage of eligible accounts receivable, eligible inventory and property, plant and equipment reduced by outstanding letters of credit. The new senior credit facility includes restrictive covenants relating to, among other things, a minimum fixed charge coverage ratio if excess availability

                                      [22]
falls below $30.0 million and a capital expenditure limitation of $25.0 million per year. As of September 30, 2002, the applicable interest rate on this credit facility was 5.6% per annum. In addition to the $113.7 million in available borrowings as of September 30, 2002, we had $1.8 million in cash and cash equivalents at September 30, 2002.

On October 15, 2002, we entered into a definitive asset purchase agreement with the LTV Corporation and its affiliates to acquire the assets that comprise the business of LTV's Steel Tubular Products Division pursuant to Section 363 of the United States Bankruptcy Code. We believe we will consummate this transaction at the end of the fourth quarter of 2002 or the beginning of the first quarter of 2003. We plan to fund the $110 million purchase price by drawing down on our revolving credit facility, which is being expanded in connection with the proposed transaction to provide aggregate availability of up to $185 million. Maverick's total debt at closing is estimated to be approximately $135.0 million, with an additional $50.0 million available under the expanded credit facility.

CRITICAL ACCOUNTING POLICIES
----------------------------

A summary of the Company's critical accounting policies and estimates is included on page 24 of our Annual Report on Form 10-K for the year ended December 31, 2001. Management believes that the application of these policies on a consistent basis enables the Company to provide the users of the financial statements with useful and reliable information about the Company's operating results and financial conditions.

The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses.

Areas of uncertainty that require judgments, estimates and assumptions include the collectibility of accounts receivables, inventory valuation, potential product liability, environmental claims, pension plans, exit costs associated with the closure of the Longview, Washington facility and tax matters.

Additional areas of uncertainty that require judgments, estimates and assumptions include the collectibility of the $6.9 million notes receivable related to the sale of the Cold Drawn Tubular business as well as the annual testing of goodwill for impairment.

Management uses historical experience and all available information to make these judgments and estimates; however actual results will inevitably differ from those estimates and assumptions that are used to prepare the Company's financial statements at any given time. Despite these inherent limitations, management believes that Management's Discussion and Analysis and the financial statements and footnotes provide a meaningful and fair perspective of the Company.

PPROSPECTIVE ACCOUNTING STANDARDS
---------------------------------

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

                                      [23]

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statement No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires, in most cases, gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, rather than as extraordinary items. The statement is effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145, we expect to reclassify previously recognized extraordinary losses from the early extinguishment of debt into income from operations.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

We are subject to interest rate risk to the extent we borrow against our credit facility with variable interest rates. Assuming the current level of borrowings at variable rates and assuming a two-percentage point change in the average interest rates under these borrowings, it is estimated that our interest expense for the quarter ended September 30, 2002 would have increased by approximately $56,000. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk particularly if our borrowing levels increase to any significant extent; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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


ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

Our chief executive officer and chief financial officer have reviewed and evaluated the Company's disclosure controls and procedures within 90 days of the filing date of this Quarterly Report. Based on such review and evaluation, the officers believe that the disclosure controls and procedures are designed effectively to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that the information required to be discussed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934, as amended, and (b) is documented and communicated to the Company's management, including the officers, as appropriate to allow timely decisions regarding required disclosure. In addition, the officers believe that there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                      [24]

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit No.     Description
         -----------     -----------

         10.1 First Amendment to Credit Agreement dated as of July 15, 2002 among Registrant and its subsidiaries, on the one hand, and the Senior Lenders, on the other hand.

         99.1 Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer

         99.2 Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Financial Officer

(b)      Reports on Form 8-K.
         --------------------

         On July 18, 2002, the Company filed a Report on Form 8-K containing the announcement of its second quarter 2002 results.

                                      [25]

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Maverick Tube Corporation
                                  ----------------------------------------------
                                  (Registrant)



Date:  November 13, 2002          /s/ Gregg M. Eisenberg
                                  ----------------------------------------------
                                  Gregg M. Eisenberg, Chairman, President
                                  and Chief Executive Officer
                                  (Principal Executive Officer)


Date:  November 13, 2002          /s/ Pamela G. Boone
                                  ----------------------------------------------
                                  Pamela G. Boone, Vice President - Finance
                                  and Administration and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                      [26]

                                 CERTIFICATIONS

I, Gregg M. Eisenberg, Chairman of the Board, President and Chief Executive Officer of Maverick Tube Corporation (Maverick), certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Maverick;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Maverick as of, and for, the periods presented in this quarterly report;

4. Maverick's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Maverick and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to Maverick, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of Maverick's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Maverick's other certifying officer and I have disclosed, based on our most recent evaluation, to Maverick's auditors and the audit committee of Maverick's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect Maverick's ability to record, process, summarize and report financial data and have identified for Maverick's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in Maverick's internal controls; and

6. Maverick's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:  November 13, 2002     /s/ Gregg M. Eisenberg
                                  ----------------------------------------------
                                  Gregg M. Eisenberg, Chairman, President
                                  and Chief Executive Officer
                                  (Principal Executive Officer)

                                      [27]

                                 CERTIFICATIONS

I, Pamela G. Boone, Vice President - Finance and Administration and Chief Financial Officer of Maverick Tube Corporation (Maverick), certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Maverick;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Maverick as of, and for, the periods presented in this quarterly report;

4. Maverick's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Maverick and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to Maverick, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of Maverick's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Maverick's other certifying officer and I have disclosed, based on our most recent evaluation, to Maverick's auditors and the audit committee of Maverick's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect Maverick's ability to record, process, summarize and report financial data and have identified for Maverick's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in Maverick's internal controls; and

6. Maverick's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:  November 13, 2002     /s/ Pamela G. Boone
                                  ----------------------------------------------
                                  Pamela G. Boone, Vice President - Finance
                                  and Administration and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                      [28]

                                  EXHIBIT INDEX


Exhibit No.       Description
-----------       -----------

10.1 First Amendment to Credit Agreement dated as of July 15, 2002 among Registrant and its subsidiaries, on the one hand, and the Senior Lenders, on the other hand.

99.1 Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer

99.2 Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Financial Officer

                                      [29]