Form 10-K
MAVERICK TUBE CORPORATION
filed 2003-03-28
CIK 869087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

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

I.R.S. Employer Identification No. 43-1455766

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes XX No

As of June 28, 2002, there were 40,824,176 shares of Registrant's common stock (including 3,113,333 shares of exchangeable shares) were outstanding. The approximate market value of voting stock held by non-affiliates of the Registrant (including exchangeable shares) as of June 28, 2002 was $608,095,260 (based upon the closing price for shares of the Registrant's common stock as reported on the New York Stock Exchange on June 28, 2002).

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Shareholders for its calendar year ended December 31, 2002 are incorporated by reference into Part I and
     Part II of this Annual Report on Form 10-K where indicated.

(2) Portions of the Registrant's Proxy Statement relating to the Registrant's 2003 Annual Meeting of Shareholders, to be held on May 5, 2003, are incorporated by reference into Part III of this Form 10-K where indicated.

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

                                    PART III.

Item 10.          Directors and Executive Officers of the Registrant
Item 11.          Executive Compensation
Item 12.          Security Ownership of Certain Beneficial Owners and Management
Item 13.          Certain Relationships and Related Transactions
Item 14.          Controls and Procedures
Item 15.          Exhibits, Financial Statement Schedules and Reports on
                   Form 8-K

Signatures

Exhibit Index

--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------

ITEM 1 Business
---------------

As used herein, Maverick Tube Corporation and its direct and indirect wholly-owned subsidiaries are collectively referred to as "the Company," whereas "Maverick" is the Company exclusive of its subsidiaries, Prudential Steel Ltd. ("Prudential") and Precision Tube Holding Corporation ("Precision") and the tubular division of The LTV Corporation. Also, unless the context otherwise requires, the terms "we," "us" or "our" refer to the Company.

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

It is not possible to foresee or identify all factors that could have a material and negative impact on the future financial performance of the Company. The forward-looking statements in this report are based on certain assumptions and analyses we have made in light of our experience and perception of historical conditions, expected future developments and other factors we believe appropriate under the circumstances. Further information covering issues that could materially affect our financial performance is contained in the "Risk Factors" section of this Form 10-K.

GENERAL

We are a leading North American producer of welded tubular steel products used in energy and industrial applications. We are the largest producer of oil country tubular goods (OCTG) and line pipe products for use in newly drilled oil and gas wells and for transporting oil and natural gas. We primarily sell these products to distributors in the U.S. and Canada. We expanded into coiled tubing products with our acquisition of Precision Tube Holding Corporation. Coiled tubing products are used primarily to maintain existing wells and also to complete new wells. We sell coiled tubing to customers throughout North America and internationally. OCTG, line pipe and coiled tubing products comprise our energy product line. We also manufacture structural tubing, also known as hollow structural sections or HSS, standard pipe and pipe piling. In January 2003, we entered the steel electrical conduit business with our acquisition of the tubular division of The LTV Corporation. Structural tubing, standard pipe, pipe piling and steel electrical conduit products comprise our industrial product line. We sell these products to service centers, fabricators and end users. During calendar 2002 and 2001, energy products accounted for approximately 82% and 84%, respectively, of our total revenues.

We were incorporated in Missouri in 1977 and reincorporated in Delaware in 1987. Our principal executive offices are located at 16401 Swingley Ridge Road, Seventh Floor, Chesterfield, Missouri 63017 and our phone number is (636) 733-1600.

Business Acquisitions

On March 29, 2002, we completed the purchase of all the common stock of Precision, a privately held, Houston based, coiled tubular goods manufacturer, in exchange for $60.7 million cash and 200,000 common shares. The acquisition was accounted for as a purchase business combination and the financial statements of Precision have been consolidated from the acquisition date.

On December 31, 2002, we acquired the assets and certain liabilities of the tubular division of The LTV Corporation for $120.2 million cash. The acquisition was accounted for as a purchase business combination and the assets acquired and the liabilities assumed of the tubular division of The LTV Corporation have been consolidated as of the acquisition date. None of the operations of the tubular division of The LTV Corporation have been consolidated with our financial statements as the acquisition occurred on the same day as our year-end. In February 2003, we announced the closure of the Youngstown facility, one of the facilities we acquired in connection with the LTV acquisition.

On February 28, 2003, we completed the acquisition of SeaCAT Corporation, a privately held, Houston based, coiled tubular goods manufacturer ("SeaCAT"), in exchange for $4.0 million in cash, $5.0 million secured 11.0% subordinated note and 733,676 shares of common stock of Maverick. The acquisition was accounted for as a purchase business combination and the financial statements of SeaCAT have not been consolidated into this Form 10-K as the combination occurred after our year-end.

Segments

Our  business is divided  into three  segments.  Maverick  Tube L.P.  ("Maverick
L.P."), a wholly-owned subsidiary of the Company, is responsible for our operations in Hickman, Arkansas and Conroe, Texas. Precision, a wholly-owned subsidiary of the Company, is responsible for the Company's coiled tubing operations in Houston, Texas. Prudential is responsible for our operations in Calgary, Alberta. The tubular division of The LTV Corporation was acquired on December 31, 2002, and consequently, its operations had no effect on our 2002 operating results.

For information with regard to total revenue, operating profit or loss and identifiable assets attributable to each of our business segments, see Notes 1 and 12 to the Consolidated Financial Statements on page 32 and 39 of our Annual Report to Stockholders for the Year Ended December 31, 2002 ("2002 Annual Report"), portions of which are filed as Exhibit 13, hereto.

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

Downturns in oil and natural gas prices would reduce demand for our energy products, which could cause our sales to decrease.
--------------------------------------------------------------------------------

Our principal products consist of OCTG, line pipe and coiled tubing and pipe. Sales of these products to the energy industry constitute our most significant revenue source. In fact, revenues from the sale of OCTG and line pipe to the energy industry accounted for approximately 82% and 84% of our revenues for the years ended December 31, 2002 and 2001, respectively. Demand for these products depends primarily upon the number of oil and natural gas wells being drilled, completed and worked over in the U.S. and Canada and the depth and drilling conditions of these wells. Similar factors also affect the demand for line pipe. The level of these activities is primarily dependent on current and anticipated oil and natural gas prices. Many factors, such as the supply and demand for oil and natural gas, general economic conditions and global weather patterns affect these prices. As a result, future levels and volatility of oil and natural gas prices are uncertain. In periods where the demand level for our OCTG products is reduced, we would expect that our sales of these products would decrease.

Easing or elimination of trade relief now in place would likely increase the level of imports of products that compete with ours, which would cause increased competition for our products.
--------------------------------------------------------------------------------

The level of imports of OCTG, which has varied significantly over time, affects the U.S. and Canadian OCTG markets. We believe that these import levels are affected by, among other things: o North American and overall world demand for OCTG;

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

U.S. antidumping and countervailing duty orders may be revoked as a result of periodic "sunset reviews." An individual importer may also obtain revocation application only to itself under certain circumstances. In June 2000, the U.S. government completed sunset reviews of orders covering Canada and Taiwan, and revoked both orders. In June 2001, the U.S. government completed sunset reviews of the orders covering Argentina, Italy, Japan, Korea and Mexico and kept those orders in place. However, those orders remain subject to future periodic sunset reviews. If the orders covering imports from Argentina, Italy, Japan, Korea and Mexico are revoked in full or in part or the duty rates lowered, we could be exposed to increased competition from imports that could have a material adverse effect on our U.S. business. The antidumping and countervailing import duty orders on line pipe products expired on March 1, 2003, and was not extended. The expiration of the import duty orders on line pipe could expose us to increased competition from imports that could adversely affect our sales and operating profits in this segment of our business.

In March 2002, an antidumping petition was filed with the U.S. government covering OCTG from Austria, Brazil, China, France, Germany, India, Indonesia, Romania, South Africa, Spain, Turkey, Ukraine and Venezuela. On May 10, 2002, the U.S. government voted to end this case. As a result of this ruling, there will not be any additional import relief for OCTG. Imports of OCTG products not covered by this trade case ruling have remained at existing levels due to low market demand for most of 2002. However, as the market begins to improve, our OCTG products will be subject to both price and demand pressure throughout 2003.

The Section 201 trade case signed by the President in March 2002, provides a three-year program of quotas and tariffs covering a wide range of imported steel products with the exception of OCTG. Our standard pipe product line and HSS product line are subject to the same tariff system of 15%, 12% and 9%. Our OCTG and electrical conduit product lines are not protected in the trade case ruling.

In August 2002, the Canadian International Trade Tribunal found injury on the part of all imported steel products except hot rolled products. At this point in time, the Canadian government has not acted on the Tribunal's findings, thus no further trade action has been taken.

The likely result of significant increased competition from the easing or elimination of trade relief now in place would likely be decreased sales of our energy products and overall profitability.

Increases in steel prices, which would increase our costs of manufacturing our products, would likely decrease our operating profits.
--------------------------------------------------------------------------------

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

o   import duties and other trade restrictions and

o   currency exchange rates.

Changes in steel prices can affect the pricing and gross margin levels of our products. With respect to industrial products, we seek to recover any increase in steel costs by attempting to increase the price of our products. However, increases in the prices of our products often do not fully compensate for steel price increases and generally lag several months behind increases in steel prices. Prices of energy products move in conjunction with demand for those products and are not necessarily related to changes in steel costs. This could result in an inability to recover steel cost increases on those products during poor energy market conditions. Consequently, we typically have a limited ability to recover increases in steel costs.

In November 2001, the International Trade Commission (ITC) recommended to the President of the United States, that a Section 201 case for steel and all steel products, with the exception of OCTG products, be supported with a wide scale program of quotas and duties. The President's remedy plan released on March 5, 2002, provides relief to the U.S. steel industry through a three-year program of quotas and tariffs covering a wide range of imported steel products. Of specific interest to our business, imported flat rolled products including hot rolled steel coils are subject to a 30% tariff in year one, a 24% tariff in year two, and an 18% tariff in year three. This plan resulted in an increase in the cost of foreign imported hot rolled steel and steel products, which in turn, significantly increased the cost of our purchased steel. For example, our major supplier of steel increased our steel prices by $15 per ton in January 2002, by $40 per ton in April 2002, and $60 in July 2002. This same supplier decreased our steel prices by $15 per ton in December 2002, $10 per ton in January 2003 and $25 per ton in February 2003. However, they also announced a $30 per ton increase to be effective April 1, 2003. We expect the replacement cost of steel to remain volatile in 2003.

Reductions in industry inventory levels could reduce our sales and profit.
--------------------------------------------------------------------------------

Industry inventory levels of our products, particularly OCTG, can change significantly from period to period. These changes can have a direct adverse effect on the demand for new production of energy and industrial products when customers draw from inventory rather than purchase new products. Reduced demand, in turn, would likely result in reduced sales volume and overall profitability.

Risks generally associated with acquisitions.
--------------------------------------------------------------------------------

An important element of our growth strategy has been and is expected to continue to be the pursuit of acquisitions of other businesses that either expand or complement our existing product lines. Integrating businesses, however, involves a number of special risks, including the possibility that management may be distracted from regular business concerns by the need to integrate operations, unforeseen difficulties in integrating operations and systems, problems concerning assimilating and retaining the employees of the acquired business, accounting issues that arise in connection with the acquisition, challenges in retaining customers and potential adverse short-term effects on operating results. In addition, we may incur debt to finance future acquisitions, and we may issue securities in connection with future acquisitions that may dilute the holdings of our current or future stockholders. If we are unable to successfully complete and integrate strategic acquisitions in a timely manner, our growth strategy could be adversely impacted.

The operations of the end-users of our products expose us to potential product liability claims.
--------------------------------------------------------------------------------

Drilling for, and the transmission of, oil and natural gas involve a variety of risks, including risks relating to well failures, line pipe leaks and fires. Actual or claimed defects in products, including our pipes and structural tubing and conduit, could give rise to claims, liabilities, costs and expenses, relating to loss of life, personal injury, property damage, damage to equipment and facilities, pollution, inefficient heat recovery, loss of production or suspension of operations. We maintain insurance coverage against potential product liability claims in amounts that we believe to be adequate. However, in the future we may incur product liability claims in excess of our insurance coverage, or that is subject to substantial deductibles, or incur uninsured product liability costs. These liabilities and costs could have a material adverse effect on our business, results of operations and financial condition. Moreover, any claims made under our policies likely will cause our premiums to increase, and we may not be able to maintain adequate insurance coverage levels in the future.

We depend on a few suppliers for a significant portion of our steel, and a loss of one or more significant suppliers could adversely affect our ability to obtain our basic raw material.
--------------------------------------------------------------------------------

In calendar year 2002, we purchased in excess of 91% of our steel for our U.S. operations from four suppliers, and in excess of 48% of the steel for our Canadian operations from two Canadian suppliers. The loss of any of these suppliers or interruption of production at one or more of the suppliers could adversely affect our ability to obtain our basic raw material. In such case, our cost of purchasing steel from alternate sources could be higher and could affect our ability to produce sufficient quantities of our products.

Covenant restrictions in our senior revolving credit facility could limit our ability to operate our business.
--------------------------------------------------------------------------------

Our revolving credit facility, as recently expanded in connection with our acquisition of the tubular division of The LTV Corporation, contains certain restrictive covenants that impose limitations (subject to certain exceptions) on us with respect to, among other things:

o   the creation or incurrence of indebtedness;

o   the creation or incurrence of liens;

o investment, mergers, acquisitions or changes of existence, ownership or business operations;

o the sale or other disposition of assets other than inventory in the ordinary course of business;

o the declaration or payment of dividends or the purchase, redemption, retirement or other acquisition of capital stock;

o   transaction with affiliates;

o   capital expenditures in excess of $30.0 million in any calendar year and

o the granting of any negative pledge in any agreement, contract or understanding with a third party.

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

Certain of our operations are subject to collective bargaining agreements that could subject us to additional labor costs.
--------------------------------------------------------------------------------

In January 2001, we renewed a collective bargaining agreement with the United Steelworkers of America, Local Union 7226, covering approximately 73% of our employees at our Calgary facility. This agreement, which expires on December 31, 2003, covers wages, healthcare benefits, retirement plans, seniority, job classes and certain work rules.

In connection with our acquisition of the tubular division of The LTV Corporation, we entered into collective bargaining agreements with the United Steel Workers of America covering approximately 83% of the employees of our Youngstown, Elyria, Counce and Ferndale facilities. These agreements expire on November 15, 2005.

While we believe our present labor relations to be good, our failure to renew these agreements on reasonable terms could result in labor disruptions and increased labor costs, thereby increasing the costs of producing our products.

Because of the substantial amount of business we conduct in Canada, decreases in the value of the Canadian dollar compared to the U.S. dollar would reduce the profitability of our Canadian operations.
--------------------------------------------------------------------------------

Although our financial results are reported in U.S. dollars, a significant portion of our sales and operating costs are denominated in Canadian dollars. Consequently, in consolidating the financial results of our Canadian operations for reporting purposes, we are exposed to cash flow and earnings volatility as a result of fluctuations in relative currency values. A significant decrease in the relevant value of the Canadian dollar would reduce the profitability of our Canadian operations, which would adversely affect the results of our consolidated operations.

Our industry is characterized by intense competition.
--------------------------------------------------------------------------------

Our businesses are very competitive and compete against a number of companies. Some of our competitors are larger than us and have greater financial and marketing resources and business diversification. These companies may be better able than our Company to successfully endure downturns in either the energy or industrial sectors. The OCTG, structural and electrical conduit product markets are largely commodity-based in nature and as a result, price competition is of particular importance. In periods of reduced demand for our products, we can either choose to maintain market share by reducing our selling prices to meet competition or maintain selling prices which would likely sacrifice market share. Sales and overall profitability would be reduced under either scenario.

Compliance with and changes in environmental, health and safety laws regulating the operation of our business could increase the costs of producing our product and expose us to environmental claims.
--------------------------------------------------------------------------------

Our businesses are subject to numerous U.S. and Canadian local, state, provincial and federal laws and regulations concerning environmental, health and safety matters, including those relating to air emissions, wastewater discharges and the generation, handling, storage, transportation, treatment and disposal of hazardous wastes. Violations of such laws and regulations can lead to substantial fines and penalties. Also, there are risks of substantial costs and liabilities relating to the investigation and remediation of past or present contamination, at current as well as former properties utilized by us and at third-party disposal sites, regardless of fault or the legality of the original activities that led to such contamination. Moreover, future developments, such as changes in laws and regulations, more stringent enforcement or interpretation thereof, and claims for property damage or personal injury could cause us to incur substantial losses or expenditures. Although we believe we are in substantial compliance with all applicable current laws and regulations, any new or modified laws or regulations could increase the cost of producing our products thereby reducing our profits.

Increased interest rates could cause our interest expense to increase.
--------------------------------------------------------------------------------

Interest on our new revolving credit facility accrues at a fluctuating rate. Rising interest rates could have a substantial impact on our interest expense. Assuming the current level of borrowings at variable rates and assuming a two-percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense for the year ended December 31, 2002 would have increased approximately $2.7 million. Management may take actions that would mitigate our exposure to interest rate risks; however, due to the uncertainty of the actions that we might take and their possible effects, these actions may not fully mitigate our exposure to interest rate risk. To that extent, the resulting increase in interest expense would reduce our profitability.

We have defined benefit pensions plans, which could result in charges against our earnings.
--------------------------------------------------------------------------------

Our subsidiary, Prudential Steel Ltd., sponsors two pension plans and a post-retirement benefit plan for substantially all of its Canadian employees and a supplemental executive retirement plan. At December 31, 2002, certain of these plans were under-funded resulting in a combined under-funding of an aggregate of approximately $7.4 million. Moreover, if these plans do not achieve an investment return to the extent of the estimated rate for a particular fiscal year, such deficiency could result in a charge against earnings for that and subsequent years.

Provisions in our corporate documents and Delaware law could delay or prevent a change of control.
--------------------------------------------------------------------------------

The existence of some provisions in our corporate documents and Delaware law could delay or prevent a change in control of the Company, even if that change might be beneficial to our stockholders. Our certificate of incorporation and bylaws contain provisions that may make acquiring control of Maverick difficult, including:

o   provisions   limiting   the  rights  to  call   special   meetings  of  our
    stockholders;

o provisions regulating the ability of our stockholders to bring matters for action at annual meetings of our stockholders;

o   a provision prohibiting action by stockholders by written consent and

o the authorization to issue and set the terms of preferred stock by our board of directors.

In addition, we have adopted a stockholder rights plan that would cause extreme dilution to any person or group who would attempt to acquire a significant interest in Maverick without advance approval of our Board of Directors. Moreover, Delaware law would impose restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.

THE PRODUCTS WE PRODUCE

The following table summarizes our current manufacturing facilities and the products they produce:

  Facility                           Products                        Sizes (1)
  --------                           --------                        ---------

Hickman, Arkansas       Oil country tubular goods, line             1 1/2" - 16"
                         pipe, standard pipe, structural
                         shapes and rounds and piling

Houston, Texas          Coiled steel pipe                            1" - 4 1/2"

Conroe, Texas           Oil country tubular goods and line       4 1/2" - 9 5/8"
                         pipe

Calgary, Alberta        Oil country tubular goods, line         2 3/8" - 12 3/4"
                         pipe and structural shapes and rounds

Elyria, Ohio            Rigid conduit and mechanical tubing            1/2" - 3"

Counce, Tennessee       Oil country tubular goods, line pipe,    4 1/2" - 8 5/8"
                         standard pipe and rigid conduit

Ferndale, Michigan      Electrical conduit and mechanical              1/2" - 4"
                         tubing

Cedar Springs, Georgia  Electrical conduit                         1/2" - 2 1/2"

Youngstown, Ohio (2)    Line pipe and standard pipe                     7" - 16"


(1) Represents outside diameter measurement. Structural tubing can have a square, rectangular or round cross-section.
(2)  Scheduled to be closed during the first half of 2003.

OUR BUSINESS STRATEGY

Identify And Enter New Markets

We continually seek and make acquisitions and capital expenditures to enter new markets, as evidenced by our entry into the structural tube market in 1994, the addition of our large diameter pipe and tube mill at our Hickman, Arkansas facility and our acquisitions of Prudential, Precision, SeaCAT and the electrical conduit business of the tubular division of The LTV Corporation. We intend to seek additional opportunities to expand our business to new markets where we believe we can compete effectively and profitably.

Increase Market Share By Expanding Our Existing Product Lines

We believe that the expansion of both our product lines in both the energy and industrial segments of our business will allow us to increase our market share by capitalizing on our existing customer relationships to market additional products. The construction and equipping of our large diameter pipe and tube mill at the Hickman, Arkansas facility, the Precision acquisition, the SeaCAT acquisition and the acquisition of the pipe and tube business of the tubular division of The LTV Corporation are examples of this strategy.

Continually Improve The Efficiency Of Our Manufacturing Process

We intend to continue to pursue our objective of being a low-cost, high-volume producer of quality steel tubular products by seeking to:

o   maintain product manufacturing cost controls;

o   maximize production yields from raw materials;

o   invest capital to lower costs and improve quality;

o minimize unit production costs through effective utilization of plant capacity and

o   minimize freight costs.

Deliver Quality Products And Service To Our Customers

We believe that we have achieved an excellent reputation with our existing customers. We intend to continue to build long-term customer relationships with new and existing customers by seeking to:

o        offer broad-based product lines;

o        focus on product availability;

o        deliver competitively priced quality products and

o        provide a high level of customer support before and after the sale.

THE ENERGY PIPE INDUSTRY

General

OCTG consists of drill pipe, production casing, surface casing and production tubing. Drill pipe is used and may be reused to drill wells. Production casing forms the structural wall in oil and gas wells to provide support and prevent caving during drilling operations and is generally not removed after it has been installed in a well. Surface casing is used to protect water-bearing formations during the drilling of a well. Production tubing is placed within the casing and is used to convey oil and natural gas to the surface and may be replaced during the life of a producing well.

Manufacturers produce OCTG in numerous sizes, weights, grades and end finishes. We believe that most OCTG is produced to American Petroleum Institute and Canadian Standard Association specifications. The grade of pipe used in a particular application depends on technical requirements for strength, corrosion resistance and other performance qualities. OCTG are generally classified into groupings of "carbon" and "alloy" grades. Carbon grades of OCTG have yield strength levels of 75,000 pounds per square inch or less and are generally used in oil and natural gas wells drilled to depths less than 8,000 feet. Alloy grades of OCTG have yield strength levels of 75,000 pounds per square inch or more and are generally used in oil and natural gas wells drilled to depths in excess of 8,000 feet, or for high temperature wells, highly corrosive wells or critical applications.

Carbon and alloy grades of OCTG are available from both electric resistance welded and seamless pipe producers. Electric resistance welded pipe is produced by processing flat rolled steel into strips which are cold-formed, welded, heat-treated or seam-annealed and end-finished with threads and couplings. Seamless products are produced by individually heating and piercing solid steel billets into pipe and then end-finishing such pipe into OCTG in a manner similar to electric resistance welded pipe. We believe that the seamless manufacturing process involves higher costs than the welded process and that, as a result, seamless products are generally priced higher than comparable welded products. Coiled tubing is manufactured in the same manner as described above with the exception of the end-finishing process. The coiled tubing is then loaded onto reels and shipped to our customers.

Based on published industry statistics, electric resistance welded products, which did not have significant market penetration prior to the mid-1970's, now account for approximately half of the tonnage of domestic

OCTG consumed annually. We believe electric resistance welded products have captured a significant majority of the carbon grade OCTG market, while seamless products retain a significant majority of the alloy grade OCTG market. We also believe that further significant market penetration of welded products will depend upon increased market acceptance of welded products and technological advances in the types of raw materials and equipment utilized in the electric resistance welding process.

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

Coiled down-hole tubing is primarily used to service existing oil and gas wells by reestablishing well production and extending well life. Coiled line pipe is a relatively new application of technology in offshore, sub-sea applications where continuous lengths of steel pipe are used as flow lines and umbilical lines sheathing control cables. Coiled line pipe is a more cost effective application compared to traditional jointed line pipe as it allows for much more rapid installation which reduces overall costs.

Factors That Affect the Energy Market

The OCTG market is affected by several factors, the most significant being the number of oil and natural gas wells being drilled. The level of drilling activity is largely a function of current prices for oil and natural gas and the industry's future price expectations. The prices are determined by various supply and demand factors, such as consumption levels, current inventory levels, weather, import levels, production economics and future expectations. The following chart shows the price of oil and natural gas since the fourth quarter of 1997:

                                                                     Alberta
                                                     U.S. Natural   Spot Price
                                      WTI Oil Price   Gas Price     Natural Gas
--------------------------------------------------------------------------------

4Q97..................................     $20.22         $2.80        $1.92
1Q98..................................     $16.08         $2.11        $1.13
2Q98..................................     $14.77         $2.18        $1.34
3Q98..................................     $14.13         $1.96        $1.29
4Q98..................................     $13.09         $1.87        $1.53
1Q99..................................     $13.09         $1.73        $1.50
2Q99..................................     $17.68         $2.14        $1.76
3Q99..................................     $21.59         $2.49        $2.02
4Q99..................................     $24.30         $2.45        $2.03
1Q00..................................     $28.88         $2.53        $2.13
2Q00..................................     $29.04         $3.53        $2.93
3Q00..................................     $30.62         $4.44        $4.24
4Q00..................................     $32.10         $6.21        $4.87
1Q01..................................     $29.06         $6.65        $7.13
2Q01..................................     $27.99         $4.32        $4.58
3Q01..................................     $26.96         $2.65        $2.53
4Q01..................................     $20.45         $2.40        $2.09
1Q02..................................     $21.72         $2.38        $2.09
2Q02..................................     $26.18         $3.37        $2.92
3Q02..................................     $28.52         $3.03        $2.14
4Q02..................................     $28.32         $4.09        $4.09

The most commonly cited indicator of the level of drilling activity is the Baker Hughes rig count which represents the number of active oil and natural gas rigs currently being operated. Since July 1987, the Baker Hughes U.S. rig count hit a high in July 2001 of 1,293 rigs and a low in

April 1999 of 496 rigs. Since July 1987, the Baker Hughes Canadian rig count hit a high in February 2001 of 579 rigs and a low in April 1992 of 32 rigs. The following charts show the U.S. and Canadian rig count since the fourth quarter 1997 and our shipments of OCTG for the same period:

                                                      Quarterly
                                                    Maverick OCTG  Baker Hughes
                                                     Shipments      Rig Count
--------------------------------------------------------------------------------

4Q97................................................    87,312          997
1Q98................................................    63,290          965
2Q98................................................    47,420          862
3Q98................................................    44,124          794
4Q98................................................    36,971          688
1Q99................................................    25,970          550
2Q99................................................    41,947          524
3Q99................................................    60,346          649
4Q99................................................    84,978          775
1Q00................................................    75,784          770
2Q00................................................    80,816          842
3Q00................................................    88,411          981
4Q00................................................    79,877        1,076
1Q01................................................    91,289        1,142
2Q01................................................   107,921        1,237
3Q01................................................    99,931        1,241
4Q01................................................    70,459        1,008
1Q02................................................    64,818          818
2Q02................................................    81,974          806
3Q02................................................    73,406          853
4Q02................................................    74,732          847

                                                       Quarterly
                                                      Prudential   Baker Hughes
                                                    OCTG Shipments   Rig Count
--------------------------------------------------------------------------------

4Q97................................................    52,207          443
1Q98................................................    38,947          469
2Q98................................................    13,982          177
3Q98................................................    19,957          205
4Q98................................................    21,562          202
1Q99................................................    23,372          283
2Q99................................................    17,786          102
3Q99................................................    35,072          257
4Q99................................................    41,923          336
1Q00................................................    54,293          469
2Q00................................................    39,737          216
3Q00................................................    49,050          313
4Q00................................................    53,926          380
1Q01................................................    55,202          515
2Q01................................................    36,766          252
3Q01................................................    37,643          320
4Q01................................................    27,663          278
1Q02................................................    47,623          377
2Q02................................................    27,377          144
3Q02................................................    40,373          249
4Q02................................................    45,437          283

The level of industry inventories maintained by manufacturers, distributors and end-users also affects the U.S. OCTG market. When customers draw-down on inventory rather than purchase new products, this has an adverse effect on the demand for new production. Conversely, when distributors and end-users increase inventory levels, this has a positive effect on the demand for new production. Inventory levels do not materially affect the production of OCTG in Canada as distributors do not generally hold significant amounts of inventory. Inventory levels do not affect the production of coiled tubing as this product is manufactured to the end users' specifications for a specific project.

For calendar years 2002 and 2001, declining industry inventory levels satisfied 9.3% and 0.5%, respectively of the U.S. OCTG consumption. For calendar year 2000, increasing industry inventory levels added an estimated 18.9% to the U.S. OCTG demand for production.

Import levels of foreign OCTG into North America also significantly affect the North American OCTG market. High levels of imports reduce the volume sold by North American producers and tend to suppress selling prices. We believe that North American import levels are affected by, among other things, overall world demand for OCTG, the trade practices of and government subsidies to foreign producers and the presence or absence of governmentally imposed trade restrictions in the U.S. and Canada. See "Risk Factors" for a discussion of trade restrictions that have affected imports.

Our Energy Products

We manufacture OCTG used for production tubing, production casing and surface casing, and we also manufacture line pipe. We do not make drill pipe. We began selling coiled steel pipe for use in down-hole well servicing and line pipe applications with our acquisition of Precision on March 29, 2002. We produce all of our OCTG, line pipe and coiled tubing products using only the electric resistance welding process.

The following table shows our energy product shipments in tons, net sales and as a percentage of overall net sales measured in dollars:

                                                       Energy Products
                                                          Net Sales      % of
                                             Tons          (000's)     Net Sales
                                        ----------------------------------------

MAVERICK
Year ended December 31, 2002............    344,690        $205,407        75.5%
Year ended December 31, 2001............    415,741        $278,287        80.8%
Year ended December 31, 2000............    341,610        $226,618        75.1%

PRUDENTIAL
Year ended December 31, 2002............    205,092        $138,494        91.3%
Year ended December 31, 2001............    264,489        $181,214        90.3%
Year ended December 31, 2000............    325,092        $234,180        90.0%

PRECISION
Year ended December 31, 2002............     10,677         $29,130       100.0%

Prudential provides tolling services which is the conversion of steel to tubular products owned by our competitors. While tolling only comprised a small portion of our business, it provides additional tons which optimizes mill operations and improves fixed cost absorption. Prudential tolling tons for the years ended December 31, 2002, 2001 and 2000 were 15,535, 23,919 and 26,444, respectively.
Net sales associated with tolling tons for the years ended December 31, 2002, 2001 and 2000 were $2.1 million, $5.6 million and $4.4 million, respectively.

Our energy products meet or exceed the applicable standards as required by the American Petroleum Institute and Canadian Standards Association. In addition, similar to other producers, we manufacture OCTG in custom or proprietary grades. We design and engineer our custom and proprietary OCTG to be used in similar applications as products meeting or exceeding American Petroleum Institute and Canadian Standards Association standards and to provide performance features comparable to products meeting those standards. We warrant our American Petroleum Institute and Canadian Standards Association casing and tubing to be free of defects in material or workmanship in accordance with the applicable specifications. In addition, we warrant our proprietary grade products to be free of defects in accordance with our published standards. We have not incurred significant costs in connection with these warranties.

We manufacture finished goods in both carbon and alloy steel grades. Virtually all of our products are fully completed or "end-finished" at our facilities. In contrast, some of our competitors outsource the end-finishing of their products thus adding to their freight and handling costs or do not end-finish their products at all. The end-finish process includes, as appropriate, upsetting, beveling, threading, pressure testing and the application of couplings. Our fully finished OCTG are ready to be installed in oil or natural gas wells. By end-finishing our products, we are better able to control quality, cost and service to customers. Three of our U.S. energy facilities provide heat-treatment capabilities necessary for the production of alloy grade pipe. Our alloy grade tubing and casing products accounted for 21%, 16% and 16% of the tons of energy products sold calendar 2002, 2001 and 2000, respectively. Carbon grade tubing and casing accounted for the balance of these tons.

We manufacture OCTG and line pipe ranging in size from 1 1/2" to 16" in outside diameter. Excluding drill pipe, which we do not manufacture, approximately 80% of the total OCTG and line pipe tonnage produced in the western hemisphere in calendar 2002 fell into this size range.

Marketing

We sell OCTG and line pipe primarily throughout the United States and Canada to numerous distributors, which then resell the pipe to major and independent oil and natural gas production, gathering and pipeline companies. Maverick sales to Canadian customers in calendar 2002, 2001 and 2000 were $10.0 million, $16.5 million and $19.5 million, respectively. Maverick sales to other foreign customers in calendar 2002, 2001 and 2000 made up an additional $3.1 million, $1.1 million and $77,000, respectively. Prudential sales to U.S. customers in calendar 2002, 2001 and 2000 were $1.9 million, $2.6 million and $8.4 million, respectively. Precision sales to Canadian customers in calendar 2002 were $7.4 million. Precision sales to other foreign customers in calendar 2002 made up an additional $8.8 million. Our marketing philosophy emphasizes delivering competitively priced, quality products and providing a high level of service to our customers. With the addition of our large diameter facility and the acquisition of Precision, we are marketing ourselves as a broad line supplier of OCTG and line pipe products. We maintain inventories of finished goods that are housed at our production facilities and at field locations close to the areas of drilling activity, which allows us to provide timely delivery of our products.

As of December 31, 2002 and 2001, our backlog orders (including bill and hold orders not yet shipped) for energy pipe products were approximately $78.0 million and $53.7 million, respectively. All of the backlog orders as of December 31, 2002 are expected to be filled by the end of calendar 2003. We consider only $2.6 million and $3.8 million of our backlog orders, respectively, to be firm as remaining orders may generally be cancelled without penalty. Our backlog orders, as of any particular date, may not be indicative of our actual operating results for any period. We cannot give any assurance that the amount of backlog at any particular date will ultimately be realized.

Manufacturing

We manufacture OCTG and line pipe products at our facilities in Hickman, Arkansas; Conroe, Texas; Counce, Tennessee and Calgary, Alberta. We began full production of all of our products at our large diameter facility adjacent to our Hickman, Arkansas facilities, during calendar year 2001. We manufacture coiled down-hole tubing and coiled line pipe at our facility in Houston, Texas. The facilities are strategically located to serve the energy markets in the United States and Canada. We can currently produce at a consolidated maximum rate of approximately 1,814,000 tons of finished products per year with approximately 1,279,000 tons currently dedicated to energy related products. We operated our energy facilities at a capacity utilization of approximately 48% and 59% during calendar 2002 and 2001, respectively.

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

During calendar 2002, 2001 and 2000, we spent $19.4 million, $9.9 million and $10.9 million, respectively, on new capital equipment for our existing energy facilities. Capital expenditures related to the installation of equipment relocated from our Longview, Washington facility to our large diameter pipe and tube facility in Hickman, Arkansas was approximately $6.1 million during calendar 2002. Capital expenditures related to the installation of the Longview, Washington slitter to our Calgary, Alberta facility was $3.5 million during calendar 2002. Capital expenditures related to the large diameter pipe and tubing facility in Hickman, Arkansas was approximately $5.0 million during calendar 2001. Our capital budget for calendar 2003 is $11.4 million. We expect these capital expenditures to result in manufacturing cost savings, quality improvements and/or expanding or maintaining production capabilities and product lines.

Competition

The suppliers of OCTG and line pipe products face a highly competitive market. We believe that the principal competitive factors affecting our business are price, quality, delivery, availability and service. We believe we enjoy an excellent reputation for quality products and outstanding customer service. We compete with several North American and numerous foreign producers of oil country tubular goods, some of which have greater financial resources than we do. In the OCTG market, our more significant U.S. competitors are Lone Star Steel Company, Newport Steel Company and IPSCO Tubular, Inc., which produce electric resistance welded pipe, and United States Steel Corporation and V&M Tubular Corporation (formerly the North Star Steel Company), which primarily produce seamless pipe. Our most significant Canadian competitor is IPSCO Tubular, Inc., which produces electric resistance welded pipe. We also compete in the line pipe market with these same competitors, and with foreign producers of line pipe, most of which are units of large foreign steel makers. Our most significant coiled down-hole tubing and line pipe competitor is Quality Tubing, Inc.

During calendar years 2002, 2001 and 2000, we estimate that domestic OCTG market penetration of tons consumed by imports into the U.S. was 21.8%, 30.2% and 31.2%, respectively. During calendar years 2002, 2001 and 2000, we estimate that domestic OCTG market penetration of tons consumed by imports into Canada was 32.4%, 29.4% and 35.8%, respectively.

THE INDUSTRIAL INDUSTRY

General

We manufacture structural tubing products, electrical conduit, standard pipe and piling products. On December 31, 2002, we acquired the tubular division of The LTV Corporation and expanded our product line into electrical conduit.

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

Structural tubing, standard pipe and electrical conduit are produced by processing flat rolled steel into strips, which are cold-formed and welded. The machinery and equipment used for the manufacture of structural tubing, standard pipe and electrical conduit products are similar to that used for the manufacture of OCTG. Structural tubing, standard pipe and electrical conduit are not, however, subject to the same degree of tolerances as are OCTG, which results in lower production costs related to testing and inspection than for OCTG. Moreover, structural tubing, standard pipe and electrical conduit does not require end-finishing, flash elimination for the welding process or seam-annealing. Because less finishing is required of structural tubing, standard pipe and electrical conduit products as compared to OCTG, the average cost per ton to convert steel into industrial products is slightly less than OCTG.

We believe that demand for structural tubing is influenced primarily by the level of general economic activity in North America. We estimate that domestic consumption of structural tubing during calendar years 2002, 2001 and 2000 was
2.0 million, 2.0 million and 2.2 million tons, respectively.

Electrical conduit is primarily used as sheathing for electrical and computer wiring in industrial, commercial and institutional construction referred to as non-residential construction. As such, electrical conduit demand is primarily influenced by changes in non-residential construction expenditures. We estimate that domestic consumption of electrical conduit during calendar years 2002, 2001 and 2000 was 0.6 million, 0.6 million and 0.6 million tons, respectively. In recent years, electrical conduit has faced new competition from plastic pipe in certain applications.

Standard pipe products are used in industrial applications such as steam, water, air and gas lines, and plumbing and heating. We manufacture standard pipe in the same manner as we manufacture structural tubing. As with structural tubing, we believe that demand for standard pipe is influenced primarily by the level of general economic activity in North America. We estimate that domestic consumption of standard pipe during calendar years 2002, 2001 and 2000 was 2.5 million, 2.8 million and 2.8 million tons, respectively. In recent years, standard pipe has faced limited new competition from plastic pipe in certain applications.

Our Products

We can produce square, rectangular and round structural tubing, standard pipe and electrical conduit at our facilities in sizes ranging from 1/2" to 16" square and the equivalent sizes in rectangular and round tubing. Our products range from .120 to .500 inches in thickness. Because of the large number of applications for structural tubing, standard pipe and electrical conduit, the number of different products produced for the industrial market is considerably larger than that produced for the OCTG market. The annual capacity at our structural, standard pipe and electrical conduit facilities is approximately 535,000 tons. During calendar 2002 and 2001, we were operating at approximately 56% and 60%, respectively, of our structural capacity.

The following table shows our industrial product shipments in tons, net sales and as a percentage of overall net sales measured in dollars:

                                                    Industrial Products
                                                          Net Sales      % of
                                             Tons          (000's)     Net Sales
                                        ----------------------------------------

MAVERICK
Year ended December 31, 2002............    142,827         $66,654        24.5%
Year ended December 31, 2001............    152,139         $65,990        19.2%
Year ended December 31, 2000............    157,080         $75,066        24.9%

PRUDENTIAL
Year ended December 31, 2002............     22,031         $11,163         7.3%
Year ended December 31, 2001............     30,704         $13,854         6.9%
Year ended December 31, 2000............     41,004         $21,517         8.3%

Marketing

The structural tubing, standard pipe and electrical conduit markets are somewhat regional in nature, primarily because order sizes are smaller and lead-time requirements are shorter than for OCTG. We currently sell principally to distributors, but since 1997, we significantly increased our sales to large end-user customers. As in the case of OCTG, our marketing strategy emphasizes delivering competitively priced, quality products and providing a high level of service to our customers. In addition, we expect our marketing ability will be enhanced by the addition of larger diameter pipe and tubing facility and the acquisition of the tubular division of The LTV Corporation. Because the application of structural tubing, standard pipe products and electrical conduit is diverse, and a short lead-time is required for customer satisfaction, we maintain inventory levels, in terms of months of supply, comparable to those for OCTG. This finished goods inventory will consist of a larger number of items than in the case of OCTG. We use experienced manufacturing representatives in our sales efforts.

As of December 31, 2002 and 2001, our backlog of orders for structural tubing, electrical conduit and standard pipe were $8.2 million and $8.5 million, respectively. All of the backlog orders as of December 31, 2002 are expected to be filled by the end of calendar 2003. We do not consider any of our backlog orders to be firm as they may generally be cancelled without penalty. Our backlog orders as of any particular date may not be indicative of our actual operating results for any fiscal period. We cannot give any assurance that the amount of backlog at any given time ultimately will be realized.

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

We believe that the types of electrical conduit we are capable of manufacturing account for approximately 100% of the domestic tonnage of all types of the U.S. electrical conduit products consumed.

Consistent with our manufacturing strategy for OCTG production, we believe we are a low-cost, high-volume producer of quality structural tubing, standard pipe products and electrical conduit. We believe that the application of our efficient manufacturing process originally developed for the production of OCTG, the labor costs and the strategic location of our facilities provide a conversion cost advantage relative to the majority of existing domestic structural tubing and standard pipe manufacturers.

During calendar 2002, 2001 and 2000, we spent $0.5 million, $1.1 million and $1.4 million, respectively, on additional equipment at our industrial facility in Hickman, Arkansas. Our capital budget for our industrial facilities for calendar 2003 is $5.2 million. We expect these capital expenditures to result in manufacturing cost savings and quality improvements. Capital expenditures related to our facility in Calgary, Alberta is included in the energy pipe industry section. Although the Calgary, Alberta facility manufactures industrial products, this facility is primarily energy product focused and only produces industrial products to fill out mill capacity.

Competition

Although a significant market for structural tubing is located within a 400-mile radius of our Hickman, Arkansas structural facility, no other major structural tubing facility is currently located within this area. Non-domestic competitors, primarily from Canada, represented 19.8%, 21.8% and 24.0% of total domestic sales of structural tubing in calendar years 2002, 2001 and 2000, respectively. We compete primarily against several domestic and numerous foreign producers of structural tubing. Our more significant structural tube competitors are IPSCO Tubular, Inc., Bull Moose Tube Corporation, Hanna Steel Corporation, Atlas Tube Inc., Independence Tube Corporation and Ex-L-Tube, Inc.

A significant market for standard pipe also exists. Foreign competition has had a large presence in the standard pipe market. Foreign competition represented approximately 36.3%, 35.6% and 40.0% of total domestic sales of standard pipe in calendar years 2002, 2001 and 2000, respectively. Our more significant standard pipe competitors are Wheatland Tube Company, Armco, Inc., Sawhill Tubular Division, U.S. Steel Corporation, Paragon Industries and IPSCO Tubular, Inc.

We compete primarily against Allied Tube and Conduit, Wheatland Tube Company and Western Tube and Conduit Corporation in the electrical conduit market. The import and export markets for electrical conduit are limited by strong local competition.

We believe that the principal competitive factors affecting our structural tubing, standard pipe and electrical conduit businesses are price, product availability, delivery and service.

We believe we experience seasonal fluctuations in demand for our industrial products. However, the timing of such fluctuations may differ from fluctuations experienced in the OCTG market.

DISCONTINUED OPERATIONS

During the first quarter of 2001, the Company adopted a formal plan to sell the operating assets of its Cold Drawn Tubular Business (DOM). Accordingly, the operating results of the DOM facility, including the provision for the loss on disposal and operating losses during the phase-out period of $10.2 million (net of $5.8 million tax benefit), have been segregated from continuing operations and reported separately as discontinued operations in the income statements.

On March 29, 2002, pursuant to an asset purchase agreement dated March 21, 2002, the Company completed the sale of the DOM business for $8.1 million, consisting of cash in the amount of $1.2 million and the buyer's nine-year secured promissory note of $6.9 million, which approximates its fair value. To accommodate the buyer's purchase of the DOM business, the Company guaranteed the $1.5 million buyer's line of credit. In exchange, the Company was granted liens and appropriate subrogation rights in the assets conveyed to the buyer. The Company recognized a $0.5 million after tax gain from discontinued operations for the year ended December 31, 2002.

DOM revenues were $37,000, $7.9 million and $15.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

RAW MATERIALS

The majority of our steel purchases are completed at our headquarters in Chesterfield, Missouri in order to optimize pricing, quality, availability and delivery of our raw materials. During 2002, we consumed approximately 2.0% of the total amount of hot rolled steel produced in North America. Accordingly, we believe that we are the largest purchaser of hot rolled steel in North America. We maintain favorable working relationships with our steel suppliers and believe that we are treated favorably with respect to volume allocations and deliveries. We presently purchase the majority of our steel from several suppliers, with approximately 80% of consolidated purchases made from Nucor Corporation, Tuscaloosa Steel Corp.,

International  Steel  Group and  IPSCO  Steel,  Inc.  Nucor's  mill in  Hickman,
Arkansas is directly connected by rail to our Hickman facilities, thus eliminating our freight costs for raw materials purchased from Nucor. Unlike our Hickman facilities, our facilities in Houston, Texas; Conroe, Texas; Elyria, Ohio; Counce, Tennessee; Ferndale, Michigan; Cedar Springs, Georgia; Youngstown, Ohio and Calgary, Alberta are not directly connected by rail to our primary steel suppliers. To date, we have not experienced any significant disruption in our supply of raw materials.

EMPLOYEES

As of December 31, 2002, we employed 2,098 persons, of whom 1,084 were Maverick employees, 459 were Prudential employees, 144 were Precision employees and 411 were employees from our acquisition of the tubular division of The LTV Corporation on December 31, 2002. A union represents approximately 73% of Prudential employees and approximately 53% of all the tubular division of The LTV Corporation employees. We consider our employee relations to be excellent.

ACCESS TO SEC FILINGS THROUGH COMPANY WEBSITE

Interested readers can access the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the Investor Relations section of the Company's website at www.maverick-tube.com. These reports can be accessed free of charge from the Company's website as soon as reasonably practicable after the Company electronically files such materials with, or furnishes them to, the SEC.

ITEM 2 Properties
-----------------

We maintain manufacturing facilities and sales offices throughout North America. We believe that our facilities are adequately insured, properly maintained and equipped with machinery and equipment suitable for their use. All of our operating facilities have been pledged as collateral under our senior credit revolving facility. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Our manufacturing facilities as of December 31, 2002 are summarized below.

Maverick

We use our entire 225 acre site in Hickman, Arkansas for three manufacturing facilities. A 315,000 square foot energy manufacturing plant and storage space and a 275,000 square foot structural tube manufacturing plant (with 155,000 square feet of storage and shipping space) are located adjacent to each other. We occupy both of these facilities under separate leases, each providing us an option to purchase, which is exercisable on the expiration dates of the leases. The expiration dates are August 1, 2007 for the oil country tubular goods facility and February 1, 2004 for the structural tube facility. A 300,000 square foot large diameter manufacturing plant and storage facility (adjacent to the oil country tubular goods and structural manufacturing plants) is owned by the Company. This facility manufactures both energy and structural tubing products. A 30,000 square foot facility adjacent to the large diameter facility is utilized for the epoxy coating of Maverick's line pipe products. This facility is under lease to an independent third party that coats the line pipe.

We own 117 acres and a 244,000 square foot facility (manufactures oil country tubular goods and line pipe) located in Conroe, Texas. Of the 117 acres, approximately 52 acres is used for manufacturing and storage and 65 acres is available for future expansion.

We own 133 acres and a 64,000 square foot facility (manufactures oil country tubular goods, line pipe, standard pipe and rigid conduit) located in Counce, Tennessee. Of the 133 acres, approximately 25 acres is used for manufacturing and storage and 108 acres is available for future expansion.

We also own approximately 37 acres in Youngstown, Ohio. This site has a 558,000 square foot manufacturing and storage facility. The Company expects to sell the Youngstown, Ohio land and buildings during 2003 or 2004 as part of our planned exit from the Youngstown, Ohio facility.

Each manufacturing facility operated by Maverick is served by truck, has its own rail spur and is within close proximity of barge facilities.

We lease approximately 40,000 square feet of office space in Chesterfield, Missouri for our executive offices under a lease that expires in 2008.

Prudential

We use our entire 93 acre site in Calgary, Alberta for three energy/industrial production facilities and three oil country tubular goods finishing facilities. The energy/industrial production facilities are located in approximately 197,200 square feet in two separate buildings. The oil country tubular finishing facilities are located in three separate buildings, which utilize approximately 81,700 square feet of space. Adjacent to these buildings is a 94,500 square foot industrial storage facility and a 29,900 square foot combination fabrication shop, storage and security building. There is 12,000 square feet of space for the slitter located in a separate building. These facilities (all owned by Prudential) are served by truck and have their own rail spur.

We lease approximately 15,800 square feet of office space in Calgary, Alberta under a lease that expires in 2008.

Precision

We use our entire 10 acre site in Houston, Texas for a coiled steel pipe production facility. The coiled steel pipe facility is located in approximately 68,100 square feet in two separate buildings. There is 7,900 square feet of office space located in a separate building. These facilities (all owned by Precision) are served by truck.

Republic Conduit Division

We own 85 acres and a 130,000 square foot steel electrical conduit manufacturing facility located in Cedar Springs, Georgia. Of the 85 acres, approximately 6 acres is used for manufacturing and storage and 79 acres is available for future expansion.

We own 20 acres and a 212,000 square foot facility (manufactures steel electrical conduit and mechanical tubing) located in Ferndale, Michigan. Of the 20 acres, approximately 12 acres is used for manufacturing and storage and 8 acres is available for future expansion.

We own 57 acres and a 180,000 square foot facility (manufactures rigid conduit and mechanical tubing) located in Elyria, Ohio. Of the 57 acres, approximately 15 acres is used for manufacturing and storage and 42 acres is available for future expansion.

These facilities are all served by truck, while Cedar Springs, Georgia also has their own rail spur.

We own 9 acres and a 24,000 square foot office building in Youngstown, Ohio.

Property Held for Sale

We also own approximately 34 acres in Longview, Washington. This site has a 168,000 square foot manufacturing and storage facility. The Company expects to sell the Longview, Washington land and buildings during 2003 as part of our planned exit from the Longview, Washington facility.

ITEM 3 Legal Proceedings
------------------------

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

ITEM 4 Submission of Matters to a Vote of Security Holders
----------------------------------------------------------

There were no matters submitted, during the quarter ended December 31, 2002 covered by this report, to a vote of our security holders through the solicitation of proxies or otherwise.

ITEM 4A Executive Officers
--------------------------

Set forth below are descriptions of the backgrounds of our executive officers and their principal occupations for at least the last five years:

Gregg Eisenberg (age 52) has served as Chairman of the Board since February 1996. He has served as President, Chief Executive Officer and a director of the Company since 1988. Prior to joining the Company in 1983, he was employed with Central Steel Tube Company for six years. He is the current president, a former director and past chairman of the Committee on Pipe and Tube Imports.

James A. Cowan (age 45) has served as Executive Vice President and Chief Operating Officer since March 2003. Prior to joining the Company, he was employed as President of V&M Tubular Corporation (formerly the Tubular Division of North Star Steel) based in Youngstown, Ohio since 1998.

Pamela G. Boone (age 40) has served as Vice President - Finance and Administration, Treasurer, Secretary and Chief Financial Officer of the Company since March 2001. From January 1997 to March 2001, Ms. Boone served as Corporate Controller. From 1994 until she became Corporate Controller, she served as the Company's budget and tax accounting manager. Before joining the Company in 1994, she was employed by Ernst & Young LLP, where she was a Senior Manager.

T. Scott Evans (age 55) has served as Senior Vice President - Sales and Marketing of the Company since February 2003. From September 1992 to February 2003, Mr. Evans served as the Company's Vice President - Commercial Operations. Prior to joining the Company in 1988 as General Sales Manager, he was employed with Wolverine Tube Corporation. From January 1981 to June 1986, Mr. Evans was employed with Republic Steel Corporation.

Sudhakar Kanthamneni (age 55) has served as Senior Vice President - Manufacturing and Technology of the Company since February 2003. From August 1992 to February 2003, Mr. Kanthamneni served as the Company's Vice President - Manufacturing and Technology. From May 1991 to August 1992, Mr. Kanthamneni served as the Company's Vice President - Manufacturing. Prior to joining the Company in 1987, he was employed with Central Steel Tube Company for ten years.

Richard W. Preckel (age 43) has served as Vice President - Strategic Services of the Company since February 2003. From November 2000 to February 2003, Mr. Preckel was the Company's Vice President of Canadian Operations. From 1994 to November 2000, Mr. Preckel was the Company's General Manager of Marketing Services. Mr. Preckel joined the Company in 1987 and served as the Company's Manager of Planning and Budgets, Controller of the Texas facility and Accounting Manager.

--------------------------------------------------------------------------------
                                     PART II
--------------------------------------------------------------------------------

ITEM 5 Market for Registrant's Common Equity and Related Stockholder Matters
----------------------------------------------------------------------------

The information required by Item 5 is set forth under the caption "Market For Our Common Equity and Related Stockholder Matters" (page 45) of our 2002 Annual Report and incorporated herein by reference.

ITEM 6 Selected Financial Data
------------------------------

The information required by Item 6 is set forth under the caption "Historical Financial Information" (page 44) of our 2002 Annual Report and incorporated herein by reference.

ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

The information required by Item 7 is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 18 through 26) of our 2002 Annual Report and incorporated herein by reference.

ITEM 7A Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

The information required by Item 7A is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" (page
26) of our 2002 Annual Report and incorporated herein by reference.

ITEM 8 Financial Statements and Supplementary Data
--------------------------------------------------

The information required by Item 8 is set forth under the caption "Consolidated Financial Statements," the notes thereto and the Report of Ernst & Young LLP
(pages 27 through 42) of our 2002 Annual Report and incorporated herein by reference.

ITEM 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
--------------------------------------------------------------------------------

None.

--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------

ITEM 10 Directors and Executive Officers of the Registrant
----------------------------------------------------------

The information required by Item 10 is set forth under the caption "Item 1 - Election of Directors" (pages 3-5) of our definitive proxy statement and incorporated herein by reference. Our definitive proxy statement is being filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.

ITEM 11 Executive Compensation
------------------------------

The information required by Item 11 is set forth under the caption "Executive Compensation" (page 6) of our definitive proxy statement and incorporated herein by reference. Our definitive proxy statement is being filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.

ITEM 12 Security Ownership of Certain Beneficial Owners and Management
----------------------------------------------------------------------

The information required by Item 12 is set forth under the caption "Security Ownership of Management" and under the caption "Securities Authorized For Issuance Under Equity Compensation Plans," (page 3) and (page 15), respectively, of our definitive proxy statement and incorporated herein by reference. Our definitive proxy statement is being filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.

ITEM 13 Certain Relationships and Related Transactions
------------------------------------------------------

The information required by Item 13 is set forth under the caption "Certain Relationships and Related Transactions" (page 8) of our definitive proxy statement and incorporated herein by reference. Our definitive proxy statement is being filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.

ITEM 14 Controls and Procedures
-------------------------------

Our chief executive officer and chief financial officer have reviewed and evaluated the Company's disclosure controls and procedures within 90 days of the filing date of this Yearly Report. Based on such review and evaluation, the officers believe that the disclosure controls and procedures are designed effectively to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that the information required to be discussed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934, as amended, and (b) is accumulated, documented and communicated to the Company's management, including the officers, as appropriate to allow timely decisions regarding required disclosure. In addition, the officers believe that there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K
-----------------------------------------------------------------------

(a)  1.   Financial Statements

          The consolidated financial statements of the Company, including the notes thereto, required in response to this item as set forth in response to Part II, Item 8 of this Annual Report are incorporated herein by reference to the Company's 2002 Annual Report and are filed herewith as Exhibit 13.

          o    Report of Independent Auditors (page 27).

          o Consolidated Balance Sheets as of December 31, 2002 and 2001 (page 28).

          o Consolidated Income Statements for the years ended December 31, 2002, 2001 and 2000 (page 29).

          o Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000 (page 30).

          o Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000 (page 31).

          o    Notes to Consolidated Financial Statements (pages 32-42).

     2.   Financial Statement Schedule

          The following consolidated financial statement schedule of the Company is included with this Annual Report on Form 10-K:

          Schedule II Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000.

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

(b)       Reports on Form 8-K:

          The Company filed two reports on Form 8-K during the quarter ended December 31, 2002. Information regarding the items reported on is as follows:

Date                       Item Reported On
----                       ----------------

October 16, 2002           The Company announced its earning results for the
                           quarter ended September 30, 2002.

October 16, 2002           The Company announced the signing of a definitive
                           asset purchase agreement to acquire substantially all of the assets of the tubular division of The LTV
                           Corporation.

                            Maverick Tube Corporation
                                and Subsidiaries
                 Schedule II - Valuation and Qualifying Accounts
                                 (In thousands)

                                                              Additions
                                                       ------------------------
                                           Balance at  Charged to    Charged
                                           beginning    cost and     to other     Deductions   Balance at
Classification                              of year     expenses     accounts      describe    end of year
-------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000:
 Deducted from asset account:
  Accounts receivable allowances........   $  1,520    $    979      $  --        $   358 (1)      $ 2,141
  Valuation allowance for deferred
   income taxes.........................   $  1,717    $     --      $  --        $   660 (2)      $ 2,377

Year ended December 31, 2001:
 Deducted from asset account:
  Accounts receivable allowances........   $  2,141    $    327      $  --        $    56 (1)      $ 2,412
  Valuation allowance for deferred
   income taxes.........................   $  2,377    $     --      $  --        $(1,376)(3)      $ 1,001

Year ended December 31, 2002:
 Deducted from asset account:
  Accounts receivable allowances........   $  2,412    $    449     $2,327(4)      $   --          $ 5,188
  Valuation allowance for deferred
   income taxes.........................   $  1,001    $     --      $  --        $(1,001)(5)      $    --

(1)  Uncollectible accounts written off, net of recoveries.
(2) Resulted from an additional net operating loss carryforward generated at our Longview, Washington facility, which was not valued for financial statement purposes.
(3) Resulted from generating taxable income at our Longview, Washington facility.
(4) Acquired allowances as a result of the Precision and the tubular division of The LTV Corporation acquisitions during 2002. (5) Resulted from generating taxable income at our Hickman, Arkansas facility.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Maverick Tube Corporation
                        --------------------------------------------------------
                                   (registrant)

March 28, 2003          /s/ Gregg Eisenberg
                        --------------------------------------------------------
                            Gregg Eisenberg, Chairman, President
                            and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 28, 2003          /s/ Gregg Eisenberg
                        --------------------------------------------------------
                            Gregg Eisenberg, Chairman, President
                            and Chief Executive Officer and Director
                            (Principal Executive Officer)

March 28, 2003          /s/ Pamela G. Boone
                        --------------------------------------------------------
                            Pamela G. Boone, Vice President - Finance and Administration
                            (Principal Financial and Accounting Officer)

March 28, 2003          /s/ William E. Macaulay
                        --------------------------------------------------------
                            William E. Macaulay, Director

March 28, 2003          /s/ C. Robert Bunch
                        --------------------------------------------------------
                            C. Robert Bunch, Director

March 28, 2003          /s/ C. Adams Moore
                        --------------------------------------------------------
                            C. Adams Moore, Director

March 28, 2003          /s/ David H. Kennedy
                        --------------------------------------------------------
                            David H. Kennedy, Director

March 28, 2003          /s/ Wayne P. Mang
                        --------------------------------------------------------
                            Wayne P. Mang, Director

March 28, 2003
                        --------------------------------------------------------
                            J. Donald Wilson, Director

                                 CERTIFICATIONS


I, Gregg Eisenberg, Chairman of the Board, President and Chief Executive Officer of Maverick Tube Corporation (Maverick), certify that:

1.   I have reviewed this annual report on Form 10-K of Maverick;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Maverick as of, and for, the periods presented in this annual report;

4. Maverick's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Maverick and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to Maverick, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of Maverick's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. Maverick's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date:  March 28, 2003  /s/ Gregg Eisenberg
                                ------------------------------------------------
                                Gregg Eisenberg, Chairman, President
                                and Chief Executive Officer
                                (Principal Executive Officer)

                                 CERTIFICATIONS


I, Pamela G. Boone, Vice President - Finance and Administration and Chief Financial Officer of Maverick Tube Corporation (Maverick), certify that:

1.   I have reviewed this annual report on Form 10-K of Maverick;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Maverick as of, and for, the periods presented in this annual report;

4. Maverick's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Maverick and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to Maverick, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of Maverick's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. Maverick's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date:  March 28, 2003  /s/ Pamela G. Boone
                                ------------------------------------------------
                                Pamela G. Boone, Vice President - Finance
                                and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

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

2.3 Stock Purchase Agreement dated as of February 12, 2002 by and among the Registrant, Precision Tube Holding Corporation and the shareholders of Precision Tube Holding Corporation, incorporated herein by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on February 14, 2002.

2.4 Asset Purchase Agreement By and Among The LTV Corporation, the Other Sellers Named Herein and the Registrant dated as of October 15, 2002, incorporated herein by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on October 16, 2002.

2.5 Plan of Reorganization and Agreement of Merger dated as of February 19, 2003 by and among the Registrant, SC Acquisition, L.P., SeaCAT Corporation and certain shareholders of SeaCAT Corporation, incorporated herein by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on February 20, 2003.

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

3.3 Amend and Restated Bylaws of the Registrant, as amended, incorporated herein by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

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

4.5 Form of Support Agreement by and between the Registrant and Maverick Tube (Canada) Inc., incorporated herein by reference to Annex F to our definitive proxy statement filed on August 11, 2000 (File No. 001-10651).

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

10.8* Form of Deferred Compensation Agreement between the Registrant and Messrs. Gregg Eisenberg, T. Scott Evans and Sudhakar Kanthamneni dated October 1, 1995, incorporated herein by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

10.9* Form of Severance Agreement dated December 10, 1998, by and among the Registrant and Gregg Eisenberg, Sudhakar Kanthamneni and T. Scott
          Evans, incorporated herein by reference to Exhibit 10.16 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

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

10.26 Second Amendment to Amended and Restated Secured Credit Agreement, filed herein by reference to Exhibit 10.27 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.27 Credit Agreement dated as of March 29, 2002 among Registrant and its subsidiaries, on the one hand, and the Senior Lenders, on the other hand, incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on March 29, 2002.

10.28 First Amendment to Credit Agreement dated as of July 15, 2002 among Registrant and its subsidiaries, on the one hand, and the Senior Lenders, on the other hand, incorporated herein by reference to
          Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2002.

10.29 Amended and Restated Credit Agreement dated as of December 31, 2002 by and among the Registrant and its subsidiaries, on the one hand, and JP Morgan Chase Bank, CIT Business Credit Canada Inc., General Electric Capital Corporation, and other financial lenders now or hereinafter a party to the agreement, on the other hand, incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on January 3, 2003.

10.30* Collective Bargaining Agreement between the Registrant. and the United Steelworkers of America, effective as of January 1, 2003 through November 15, 2005, incorporated herein by reference to Exhibit 10.30 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.31* Collective Bargaining Agreement between the Registrant. and the United Steelworkers of America, effective as of January 1, 2003 through November 15, 2005, incorporated herein by reference to Exhibit 10.31 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

13 Portions of Registrant's 2002 Annual Report to Stockholders which are incorporated by reference herein, filed herewith.

21        Subsidiaries of the Registrant, filed herewith.

23.1      Consent of Ernst & Young LLP, independent auditors, filed herewith.

99.1      Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer.

99.2      Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Financial Officer.

*         Management contract or compensatory plan or arrangement.