Form 10-K/A
period 2002-12-31
MAVERICK TUBE CORPORATION
filed 2003-04-22
CIK 869087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

[x] ANNUAL REPORT PURSUANT TO SECTIONc13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

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

                                EXPLANATORY NOTE

The registrant has amended its annual report on Form 10-K for the year ended December 31, 2002 (the "Form 10-K") by adding a risk factor relating to the indebtedness incurred by the registrant in 2002. The registrant has made no other changes to the Form 10-K.

As required under SEC rules, this Amendment sets forth the complete text of "Item 1. Business" as amended.

This Amendment continues to speak as of the date of the Form 10-K and the Company has not updated the disclosure in this Amendment to speak to any later date.

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

Signatures

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

Our increased level of indebtedness could make us more vulnerable to down-turns in the energy market.
--------------------------------------------------------------------------------

We incurred  additional  indebtedness  of $70.9 million during 2002 to partially fund our recently completed acquisitions, which increased our debt-to-capitalization ratio from 24.2%, at December 31, 2001, to 29.1% at December 31, 2002. Because our oil company tubular goods business is highly cyclical, our historical financial results have been, and our future financial results are expected to be, subject to fluctuations. While management believes that our current level of indebtedness is reasonable in relation to our current capitalization and working capital positions, our increased level of indebtedness could increase our vulnerability to cyclical declines in the energy markets. More specifically, our level of indebtedness could affect our operations, and expose us to greater risks, during a cyclical decline in several ways, including:

o a greater percentage of our cash flow would be required to be used to service our indebtedness;

o we may not be able to generate sufficient cash flow from operations to enable us to meet our debt service and other fixed charge requirements;

o we may not be able to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate and other purposes;

o our flexibility in planning for, or reacting to changes in, our businesses and the industries in which we compete may be limited; and

o we may be put at a possible competitive disadvantage with respect to our competitors that have relatively less indebtedness.

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

                               Maverick Tube Corporation
                        --------------------------------------------------------
                                   (registrant)

April 22, 2003          /s/ Gregg Eisenberg
                        --------------------------------------------------------
                            Gregg Eisenberg, Chairman, President
                            and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 22, 2003          /s/ Gregg Eisenberg
                        --------------------------------------------------------
                            Gregg Eisenberg, Chairman, President
                            and Chief Executive Officer and Director
                            (Principal Executive Officer)

April 22, 2003          /s/ Pamela G. Boone
                        --------------------------------------------------------
                            Pamela G. Boone, Vice President - Finance and Administration
                            (Principal Financial and Accounting Officer)

April 22, 2003          /s/ William E. Macaulay
                        --------------------------------------------------------
                            William E. Macaulay, Director

April 22, 2003          /s/ C. Robert Bunch
                        --------------------------------------------------------
                            C. Robert Bunch, Director

April 22, 2003
                        --------------------------------------------------------
                            C. Adams Moore, Director

April 22, 2003          /s/ David H. Kennedy
                        --------------------------------------------------------
                            David H. Kennedy, Director

April 22, 2003          /s/ Wayne P. Mang
                        --------------------------------------------------------
                            Wayne P. Mang, Director

April 22, 2003          /s/ J. Donald Wilson
                        --------------------------------------------------------
                            J. Donald Wilson, Director

                                 CERTIFICATIONS


I, Gregg Eisenberg, Chairman of the Board, President and Chief Executive Officer of Maverick Tube Corporation (Maverick), certify that:

1.   I have reviewed this annual report on Form 10-K as amended of Maverick;

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


         Date:  April 22, 2003  /s/ Gregg Eisenberg
                                ------------------------------------------------
                                Gregg Eisenberg, Chairman, President
                                and Chief Executive Officer
                                (Principal Executive Officer)

                                 CERTIFICATIONS


I, Pamela G. Boone, Vice President - Finance and Administration and Chief Financial Officer of Maverick Tube Corporation (Maverick), certify that:

1.   I have reviewed this annual report on Form 10-K as amended of Maverick;

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


         Date:  April 22, 2003  /s/ Pamela G. Boone
                                ------------------------------------------------
                                Pamela G. Boone, Vice President - Finance
                                and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

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

10.30* Collective Bargaining Agreement between the Registrant. and the United Steelworkers of America, effective as of January 1, 2003 through November 15, 2005, incorporated herein by reference to Exhibit 10.30 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. **

10.31* Collective Bargaining Agreement between the Registrant. and the United Steelworkers of America, effective as of January 1, 2003 through November 15, 2005, incorporated herein by reference to Exhibit 10.31 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. **

13 Portions of Registrant's 2002 Annual Report to Stockholders which are incorporated by reference herein, filed herewith. **

21        Subsidiaries of the Registrant, filed herewith. **

23.1      Consent of Ernst & Young LLP, independent auditors, filed herewith. **

99.1      Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer.

99.2      Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Financial Officer.

*         Management contract or compensatory plan or arrangement.
**        Previously filed.