Form 10-Q
period 2003-03-31
MAVERICK TUBE CORPORATION
filed 2003-05-14
CIK 869087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the Quarterly Period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes XX No --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value - 41,891,930 shares as of May 13, 2003

--------------------------------------------------------------------------------
                 MAVERICK TUBE CORPORATION AND SUBSIDIARIES

                                      INDEX
--------------------------------------------------------------------------------


                                                                        PAGE NO.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)                                   3

           Condensed Consolidated Balance Sheets - March 31, 2003
           and December 31, 2002                                              3

           Condensed Consolidated Statements of Income - Three
           Months Ended  March 31, 2003 and 2002                              4

           Condensed Consolidated Statements of Cash Flows - Three
           Months Ended March 31, 2003 and 2002                               5

           Notes to Condensed Consolidated Financial Statements               7

           Independent Accountants' Review Report                             15

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          16

Item 3.    Quantitative and Qualitative Disclosures About Market
           Risk                                                               27

Item 4.    Controls and Procedures                                            27

PART II.   OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds                          28

Item 6.    Exhibits and Reports on Form 8-K                                   28

SIGNATURES                                                                    30

CERTIFICATIONS                                                                31

EXHIBIT INDEX                                                                 33

--------------------------------------------------------------------------------
                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
--------------------------------------------------------------------------------

                                                         March 31,  December 31,
                                                           2003        2002
                                                        (Unaudited)
                                                       -------------------------
ASSETS
Current assets:
  Cash and cash equivalents............................      $4,158      $2,551
  Accounts receivable, less allowance of $4,096
    and $5,188 on March 31, 2003 and December
    31, 2002, respectively.............................     100,700      73,660
  Inventories..........................................     177,790     210,207
  Deferred income taxes................................      11,344      11,338
  Income taxes refundable..............................       2,913         637
  Prepaid expenses and other current assets............       8,958      10,375
                                                       -------------------------
Total current assets...................................     305,863     308,768

Property, plant and equipment, less accumulated
  depreciation of $132,901 and $117,412 on
  March 31, 2003 and December 31, 2002,
  respectively.........................................     183,926     179,244
Goodwill...............................................     109,117      93,184
Note receivable........................................       6,727       6,877
Other assets...........................................       8,406       7,810
                                                       -------------------------
                                                           $614,039    $595,883
                                                       =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................     $70,521     $78,457
  Accrued expenses and other liabilities...............      31,237      23,531
  Deferred revenue.....................................       3,514       2,608
  Current maturities of long-term debt.................       2,977       2,977
                                                       -------------------------
Total current liabilities..............................     108,249     107,573

Long-term debt, less current maturities................       7,274       2,742
Revolving credit facility..............................     130,116     132,927
Other liabilities......................................       7,849       7,640
Deferred income taxes..................................       7,632       6,715

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 5,000,000
  authorized shares; 1 share issued and
  outstanding..........................................           -           -
Common stock, $0.01 par value; 80,000,000
  authorized shares; 41,691,192 and
  40,942,976 shares issued and outstanding
  at March 31, 2003 and December 31, 2002,
  respectively.........................................         417         409
Additional paid-in capital.............................     224,567     212,361
Retained earnings......................................     139,477     139,235
Accumulated other comprehensive loss...................     (11,542)    (13,719)
                                                       -------------------------
                                                            352,919     338,286
                                                       -------------------------
                                                           $614,039    $595,883
                                                       =========================

See accompanying notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------
                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                           Three Months Ended
                                                                March 31,
                                                           2003        2002
                                                       -------------------------

Net sales..............................................    $219,438    $103,923
Cost of goods sold.....................................     204,529      92,296
                                                       -------------------------
Gross profit...........................................      14,909      11,627
Selling, general and administrative....................      12,313       7,176
Restructuring charges..................................           -         369
                                                       -------------------------
Income from operations.................................       2,596       4,082
Interest expense.......................................       2,235         961
                                                       -------------------------
Income from continuing operations before income taxes..         361       3,121
Provision for income taxes.............................         119       1,282
                                                       -------------------------
Income from continuing operations......................         242       1,839
Gain  on disposal of DOM facility, net of income taxes.           -         518
                                                       -------------------------
Net income.............................................        $242      $2,357
                                                       =========================


Basic earnings per share
  Income from continuing operations....................       $0.01       $0.06
  Gain on disposal of DOM facility.....................           -        0.02
                                                       -------------------------
  Net income...........................................       $0.01       $0.07
                                                       =========================

Diluted earnings per share
  Income from continuing operations....................       $0.01       $0.05
  Gain on disposal of DOM facility.....................           -        0.02
                                                       -------------------------
  Net income...........................................       $0.01       $0.07
                                                       =========================

See accompanying notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------
                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)
--------------------------------------------------------------------------------

                                                           Three Months Ended
                                                                March 31,
                                                           2003        2002
                                                       -------------------------
OPERATING ACTIVITIES
Income from continuing operations......................        $242      $1,839
Adjustments to reconcile income from continuing
  operations to net cash provided by operating
  activities:
   Depreciation and amortization.......................       5,375       4,383
   Deferred income taxes...............................         288         (83)
   Provision for losses on accounts receivable.........      (1,028)       (139)
   Changes in operating assets and liabilities:
     Accounts receivable...............................     (25,229)      1,256
     Inventories.......................................      39,069      27,466
     Prepaid expenses and other current assets.........       1,401        (648)
     Other assets......................................          94      (1,612)
     Accounts payable..................................     (11,646)     (2,429)
     Accrued expenses and other liabilities............       4,909      (9,503)
     Deferred revenue..................................         906       2,584
                                                       -------------------------
Cash provided by continuing operating activities.......      14,381      23,114

INVESTING ACTIVITIES
Cash paid for acquisition, net of cash received........      (4,000)    (55,265)
Expenditures for property, plant and equipment.........      (2,692)     (5,615)
                                                       -------------------------
Cash used by investing activities......................      (6,692)    (60,880)

FINANCING ACTIVITIES
Proceeds from borrowings and notes.....................     220,385     118,920
Principal payments on borrowings and notes.............    (226,604)   (101,495)
                                                       -------------------------
                                                             (6,219)     17,425
Deferred debt costs....................................        (456)          -
Principal payments on long-term note receivable........         150           -
Proceeds from sale of common stock.....................           -      10,494
Proceeds from sale of treasury stock...................           -      15,853
Proceeds from exercise of stock options................         110          79
                                                       -------------------------
Cash (used) provided by financing activities...........      (6,415)     43,851

DISCONTINUED OPERATIONS
Gain on discontinued operations........................           -         518
Adjustments to reconcile income (loss) from
 discontinued operations to net cash used by
 discontinued operations:
    Depreciation.......................................           -         376
    Gain on disposal...................................           -        (518)
    Changes in operating assets and other liabilities
      of discontinued operations.......................           -        (742)
    Proceeds from sale of discontinued operations......           -       1,238
                                                       -------------------------

Net cash provided by discontinued operations...........           -         872

Effect of exchange rate changes on cash................         333         (75)
                                                       -------------------------

Increase in cash and cash equivalents..................       1,607       6,882

Cash and cash equivalents at beginning of period.......       2,551       1,940
                                                       -------------------------

Cash and cash equivalents at end of period.............      $4,158      $8,822
                                                       =========================

Supplemental disclosures of cash flow information:
 Noncash investing and financing activities:
    Note receivable for sale of discontinued operations          $-      $6,877
    Stock issued for acquisition.......................     $12,105      $2,290
    Debt issued for acquisition........................      $5,000          $-

See accompanying notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------
                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The unaudited, condensed, consolidated financial statements include the accounts of Maverick Tube Corporation and its direct and indirect wholly-owned subsidiaries, collectively referred to as the "Company." All significant intercompany accounts and transactions have been eliminated. The accompanying condensed, consolidated financial statements include the financial statements of Prudential Steel Ltd. ("Prudential") for all periods presented, Precision Tube Holding Corporation ("Precision") since its acquisition on March 29, 2002, the tubular division of The LTV Corporation since its acquisition on December 31, 2002 and SeaCAT Corporation ("SeaCAT") since its acquisition on February 28, 2003.

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report in the 2002 Form 10-K.

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.


2.  BUSINESS ACQUISITIONS
--------------------------------------------------------------------------------

Precision Tube Holding Corporation
----------------------------------

On March 29, 2002, the Company completed its purchase of all the common stock of Precision, a privately held, Houston based, coiled tubular goods manufacturer, in exchange for $60,678,000 cash and 200,000 common shares of the Company. The acquisition was accounted for as a purchase business combination and the financial statements of Precision have been consolidated from the acquisition date. The cost to acquire Precision has been allocated to the assets acquired and liabilities assumed according to their estimated fair values as described below. The final allocation resulted in acquired goodwill of $43,131,000, which is not deductible for tax purposes. The Company acquired Precision to add premium coiled tubing and coiled line pipe to its product lines.

The Tubular Division of The LTV Corporation
-------------------------------------------

On December 31, 2002, the Company acquired the assets and certain liabilities of the tubular division of The LTV Corporation for $119,863,000 cash (which included a $9,863,000 working capital adjustment). The acquisition was accounted for as a purchase business combination and the financial statements of the tubular division of The LTV Corporation have been consolidated from the acquisition date. The cost to acquire the tubular division of The LTV
Corporation has been preliminarily allocated to the assets acquired and liabilities assumed according to their estimated fair values as described below. The final fixed asset appraisals, identification of intangible assets and the exit costs associated with the Company's rationalization plans are subject to adjustment as additional information becomes available. The preliminary allocation resulted in acquired goodwill of $51,442,000, which is deductible for tax purposes. The Company acquired the tubular division of The LTV Corporation to add steel electrical conduit to its product lines and to expand its line pipe sales.

SeaCAT Corporation
------------------

On February 28, 2003, the Company completed its purchase of all the common stock of SeaCAT, a privately held, Houston based, coiled tubular goods manufacturer, in exchange for $4,000,000 cash, a $5,000,000 subordinated note and 733,676 common shares of the Company. The purchase price is subject to an earn-out over a three-year period with a maximum payment of $250,000 per year. The acquisition was accounted for as a purchase business combination and the financial statements of SeaCAT have been consolidated from the acquisition date. The cost to acquire SeaCAT has been preliminarily allocated to the assets acquired and liabilities assumed according to their estimated fair values as described below. The identification of intangible assets is subject to adjustment as additional information becomes available. The preliminary allocation resulted in acquired goodwill of $14,544,000, which is not deductible for tax purposes. The Company acquired SeaCAT to expand its premium coiled tubing operations.

Following is a summary of the net assets and liabilities acquired during 2003 and 2002 (in thousands):

                                                         The tubular
                                                         division of
                                                           The LTV
                                              Precision  Corporation    SeaCAT
                                            ------------------------------------

Purchase price (including transaction costs)    $62,966    $121,477     $21,116

Assets acquired:
  Cash......................................      3,855           5          35
  Accounts receivable.......................      8,141      22,208         187
  Inventory.................................      4,217      42,462       2,563
  Property, plant and equipment.............      7,443      12,874       5,706
  Other assets..............................      5,218       2,729         327
                                            ------------------------------------
                                                 28,874      80,278       8,818
Liabilities acquired:
  Accounts payable..........................     (1,718)     (6,430)     (1,328)
  Other accruals............................     (7,321)     (3,813)       (918)
                                            ------------------------------------
                                                 (9,039)    (10,243)     (2,246)
  Net assets acquired.......................     19,835      70,035       6,572
                                            ------------------------------------
Goodwill....................................    $43,131     $51,442     $14,544
                                            ====================================

As a result of the Precision acquisition, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized but tested for impairment at least annually. On an ongoing basis (absent any impairment indicators), the Company expects to perform its impairment tests during the fourth quarter.

3.  DISCONTINUED OPERATIONS
--------------------------------------------------------------------------------

During the quarter ended March 31, 2001, the Company adopted a formal plan to sell the operating assets of its Cold Drawn Tubular Business ("DOM"). Accordingly, the operating results of the DOM facility, have been segregated from continuing operations and reported separately as discontinued operations in the statement of income.

On March 29, 2002, pursuant to an asset purchase agreement dated March 21, 2002, the Company completed the sale of the DOM business for $8,115,000, consisting of cash in the amount of $1,238,000 and the buyer's nine-year secured promissory note of $6,877,000. To accommodate the buyer's purchase of the DOM business, the Company guaranteed the $1,500,000 asset-based line of credit (advances limited to 80% of eligible accounts receivable) of the buyer. In exchange, the Company was granted liens and appropriate subrogation rights to the assets conveyed to the buyer. The Company recognized a $518,000 after-tax gain from the sale of the DOM facility in the quarter ended March 31, 2002.


4.  RESTRUCTURING CHARGES
--------------------------------------------------------------------------------

During December 2001, the Company announced its plans to exit its Longview, Washington facility and move the operations to one of its existing buildings in Hickman, Arkansas. As a result, all 124 employees at the facility were terminated as of September 30, 2002. Restructuring costs recorded in the consolidated statement of income during the quarter ended March 31, 2002 included the following items (in thousands):

Cash costs:
Adjustment to the original estimate................................       $(312)
Other..............................................................         681
                                                                   -------------
 Total restructuring costs.........................................        $369
                                                                   =============

Following is a summary of the accrued restructuring liabilities and activity through March 31, 2003 (in thousands):

                                              Employee
                                              Severance     Other      Total
                                            ------------------------------------

Balance, December 31, 2001..................       $581      $1,004      $1,585
Additional costs............................          -         681         681
Cash payments...............................       (239)     (1,191)     (1,430)
Adjustment to original estimate.............       (342)        (14)       (356)
                                            ------------------------------------
Balance, March 31, 2003.....................         $-        $480        $480
                                            ====================================

Future cash outlays expected in 2003 relating to the Company's exit from the Longview, Washington facility are anticipated to be the remaining $480,000 cash costs above. These cash outlays are ultimately expected to be funded through the future sale of the Longview, Washington land and building, which is held for sale at a carrying value of $6,000,000 and is currently being marketed through a national broker.

5.  REVOLVING CREDIT FACILITY
--------------------------------------------------------------------------------

The Company has a $185,000,000 senior revolving credit facility, which is used to fund working capital requirements of the Company. The facility is secured by all accounts receivable, inventories, equipment and real estate and expires in March 2006. The senior credit facility bears interest at U.S. or Canadian prime, Bankers' Acceptance rates plus stamping fees or the LIBOR rate, all adjusted by an interest margin, depending upon excess availability. Under the senior credit facility, the Company can borrow an amount based on a percentage of eligible accounts receivable, eligible inventory and property, plant and equipment reduced by outstanding letters of credit. The senior credit facility includes restrictive covenants relating to, among other things, a minimum fixed charge coverage ratio if excess availability falls below $30,000,000 and a capital expenditure limitation of $30,000,000 per year. As of March 31, 2003, the applicable interest rate on this credit facility was 4.7% per annum. The additional available borrowing amount under the senior credit facility is approximately $57,000,000 as of March 31, 2003.


6.  DERIVATIVE FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

The components of the adjustment to accumulated other comprehensive loss for derivatives qualifying as hedges of future cash flows at December 31, 2002 and March 31, 2003 are presented in the following table (in thousands):

                                            Adjustment
                                              of Fair      Income        Net
                                             Value of        Tax      Unrealized
                                            Derivatives    Effects   Loss (Gain)
                                            ------------------------------------

Balance at December 31, 2002................         $-          $-          $-
Change in values of derivatives
   qualifying as cash flow hedges...........        575        (201)        374
                                            ------------------------------------
Balance at March 31, 2003...................       $575       $(201)       $374
                                            ====================================


The unrealized loss as of March 31, 2003, reflects the Company's use of interest rate swaps to convert variable rate debt to fixed rate debt and the decline in interest rates from the inception date of the derivative contracts. During the quarter ended March 31, 2003, no additional interest expense was recorded as the cash flow hedge was considered to be effective. The accumulated other comprehensive loss (along with the corresponding swap liability) will be adjusted as market interest rates change over the remaining life of the swap.

The Company uses derivatives for hedging purposes only and does not enter into derivative financial instruments for trading or speculative purposes. As part of managing the exposure to changes in market interest rates, the Company, as an end-user, enters into various interest rate swap transactions in the over-the-counter markets, with other financial institutions acting as principal counterparties. To ensure both appropriate use as a hedge and hedge accounting treatment, all derivatives are designated according to a hedge objective against the revolving credit facility. The Company's primary hedge objectives include the conversion of variable rate debt to fixed rates. The notional amounts, rates, indices and maturities of the Company's derivatives are required to closely match the related terms of the Company's hedged liabilities.

The following table presents the notional principal amounts of interest rate swaps by class and the corresponding hedge objectives at March 31, 2003 (in thousands):

Interest Rate Swaps              Notional Amount    Description
--------------------------------------------------------------------------------

Floating to fixed rate swaps       $50,000          Effectively converts the
  (cash flow hedges)                                  interest rate on an
                                                      equivalent amount of
                                                      variable rate borrowings
                                                      to a fixed rate.

7.  INVENTORIES
--------------------------------------------------------------------------------

Inventories at March 31, 2003 and December 31, 2002, consist of the following (in thousands):

                                                           2003        2002
                                                       -------------------------

Finished goods.........................................     $96,403    $109,878
Work-in-process........................................      10,207       7,982
Raw materials..........................................      59,317      80,480
Storeroom parts........................................      11,863      11,867
                                                       -------------------------
                                                           $177,790    $210,207
                                                       =========================

Inventories are principally valued at the lower of average cost or market.


8.  SEGMENT INFORMATION
--------------------------------------------------------------------------------

The following table sets forth data (in thousands) for the three months ended March 31, 2003 and 2002 regarding the continuing reportable industry segments of energy products and industrial products of the Company. Intersegment sales are not material. Identifiable assets are those used in the Company's operations in each segment.

                                      Energy    Industrial
                                     Products    Products   Corporate    Total
                                    --------------------------------------------
Three Months Ended March 31, 2003
------------------------------------

Net sales........................... $152,413     $67,025     $   -    $219,438
Income (loss) from operations.......    3,279        (683)        -       2,596
Identifiable assets.................  408,161     162,270    43,608     614,039
Goodwill............................   57,675      51,442         -     109,117
Depreciation and amortization.......    3,431         939     1,005       5,375
Capital expenditures................    1,385         889       418       2,692

Three Months Ended March 31, 2002
------------------------------------

Net sales...........................  $85,258     $18,665     $   -    $103,923
Income (loss) from operations.......    5,787      (1,705)        -       4,082
Identifiable assets.................  280,965     100,050    29,847     410,862
Goodwill............................   41,282           -         -      41,282
Depreciation and amortization.......    2,411       1,045       927       4,383
Capital expenditures................    3,481       1,115     1,019       5,615

Segment information is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard is based on a management approach, which requires segmentation based upon the Company's internal organization and reporting of revenue and operating income based upon internal accounting methods.

On January 1, 2003, the Company revised its segments. The two new segments are designed to improve the alignment of strategies and objectives between sales, marketing, and production; provide for more timely and rational allocation of resources within businesses and focus long-term planning efforts on key objectives and initiatives. The Company's two segments are: Energy Products and Industrial Products.

The Energy Products segment includes revenue and operating expenses associated with those products of the Company sold to the energy industry, such as oil country tubular goods ("OCTG"), line pipe, coiled steel pipe and tolling services. The Industrial Products segment includes revenue and operating expenses associated with those products of the Company sold to the industrial industry, such as electrical conduit, rigid conduit, structural shapes and rounds, standard pipe, mechanical tubing and pipe piling.

The Corporate information in the above table is not considered a segment; however, it represents the Corporate assets necessary for the day to day operations of the Company (that are not identifiable to the reporting segments) and their related depreciation, amortization and capital expenditures.


9.  STOCK-BASED COMPENSATION
--------------------------------------------------------------------------------

The Company has three employee stock option plans and two stock option plans for eligible directors allowing for incentive and non-qualified stock options. Effective January 1, 2003, the Company adopted SFAS No. 148 "Accounting for Stock-Based Compensation" which allows the Company to account for stock option plans under the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Pursuant to the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, pro forma net income and earnings per share are presented in the table below as if compensation cost for stock options was determined as of the grant date under the fair value method (in thousands, except per share information):

                                                           2003        2002
                                                       -------------------------

Net income, as reported................................        $242      $2,357
Deduct: total stock-based employee compensation
  expense determined under fair value-based
  method for all awards, net of related tax effects....        (385)       (209)
                                                       -------------------------
Pro forma net (loss) income............................       $(143)     $2,148
                                                       =========================

Basic earnings per share
  Net income - as reported.............................       $0.01       $0.07
  Net income - pro forma...............................       $0.00       $0.06

Diluted earnings per share
  Net income - as reported.............................       $0.01       $0.07
  Net income - pro forma...............................       $0.00       $0.06

SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. Further, option pricing models require the input of highly subjective assumptions, including the options' expected life and price volatility of the underlying stock. Thus, in the opinion of management, existing option pricing models do not necessarily provide a reliable measure of the fair value of employee stock options.

The compensation expense associated with the fair value of the options calculated for the quarters ended March 31, 2003 and 2002 is not necessarily representative of the potential effects on reported net income (loss) in future periods. The fair value of each option grant is estimated on the date of the grant by use of the Black-Scholes option pricing model.

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

On February 28, 2003, in connection with the Company's acquisition of SeaCAT, the Company issued 733,676 shares of common stock to the shareholders of SeaCAT.


11.  EARNINGS PER COMMON SHARE
--------------------------------------------------------------------------------

Basic earnings per share exclude any dilutive effects of options but include the exchangeable shares (as further discussed in Note 10) from the business combination with Prudential on an as-if exchanged basis. Diluted earnings per share include the exchangeable shares on an as-if exchanged basis and the net effect of stock options.

The reconciliation for diluted earnings per share for the quarter ended March 31, 2003 and 2002 is as follows (in thousands):

                                                           2003        2002
                                                       -------------------------

Average shares outstanding.............................      41,207      33,132
Dilutive effect of outstanding stock options...........         354         394
                                                       -------------------------
Average shares deemed outstanding......................      41,561      33,526
                                                       =========================
Net income used in the calculation of basic
 and diluted earnings per share........................        $242      $2,357
                                                       =========================

12.  COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

The following table sets forth the components of other comprehensive income for the quarters ended March 31, 2003 and 2002 (in thousands):

                                                           2003        2002
                                                       -------------------------

Net income.............................................        $242      $2,357
Change in fair value of derivative
 qualifying as a cash flow hedge.......................        (374)          -
Foreign currency translation adjustment................       2,676         811
Minimum pension liability adjustment...................        (125)          2
                                                       -------------------------
Comprehensive income...................................      $2,419      $3,170
                                                       =========================

                     Independent Accountants' Review Report

The Board of Directors and Stockholders
Maverick Tube Corporation

We have reviewed the accompanying condensed, consolidated balance sheet of Maverick Tube Corporation and subsidiaries as of March 31, 2003, and the related condensed, consolidated statements of income for the three-month periods ended March 31, 2003 and 2002, and the condensed, consolidated statements of cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed, consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Maverick Tube Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended [not presented herein] and in our report dated February 3, 2003, except for Note 18, as to which the date is February 19, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed, consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                             /s/ Ernst & Young LLP

May 5, 2003
St. Louis, Missouri

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

As used herein, Maverick Tube Corporation and its direct and indirect wholly-owned subsidiaries are collectively referred to as the "Company." Also, unless the context otherwise requires, the terms "we," "us" or "our" refers to the Company.

Certain statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this report regarding matters (including statements as to beliefs or expectations) that are not historical facts are forward-looking statements, as that term is defined under the Private Securities Litigation Reform Act of 1995. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For example, uncertainty continues to exist as to future levels and volatility of oil and gas price expectations and their effect on drilling levels and demand for our energy related products, the future impact of industry-wide draw-downs of inventories, future import levels and the value of the U.S. dollar. Also, uncertainty continues to exist as to future purchased steel cost (the Company's principal raw material, representing approximately two-thirds of cost of goods sold).

It is not possible to foresee or identify all factors that could have a material and negative impact on the future financial performance of the Company. The forward-looking statements in this report are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical conditions, expected future developments and other factors it believes appropriate under the circumstances. Further information covering issues that could materially affect the Company's financial performance is contained in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 28, 2003. This information can be found on the Company's website at www.maverick-tube.com.

Our condensed, consolidated financial statements have been prepared in accordance with accounting principles generally applied in the United States. It should be noted that the application of certain accounting estimates of the Company require judgment and/or estimates of management that could have a significant impact on amounts reported in these financial statements. In particular, the accounting for and analysis with respect to areas such as goodwill, accounts receivable collectibility, discontinued operations, income tax matters and pension plan are discussed. These critical accounting estimates are more fully described in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2002 Annual Report on Form 10-K.

All amounts are expressed in U.S. dollars unless otherwise indicated.

OVERVIEW
--------------------------------------------------------------------------------

We are a leading North American producer of welded tubular steel products used in energy and industrial applications. We are the largest producer of oil country tubular goods ("OCTG") and line pipe products for use in newly drilled oil and gas wells and for transporting oil and natural gas. We primarily sell these products to distributors in the U.S. and Canada. We expanded our business into coiled tubing products with our acquisition of Precision Tube Holding Corporation ("Precision") and SeaCAT Corporation ("SeaCAT"). Coiled tubing products are used primarily to maintain existing wells and to complete new wells. We sell coiled tubing to customers throughout North America and internationally. OCTG, line pipe and coiled tubing products comprise our energy product line. We also manufacture structural tubing, also known as hollow structural sections or HSS, standard pipe and pipe piling. In January 2003, we entered the steel electrical conduit business with our acquisition of the tubular division of The LTV Corporation. Structural tubing, standard pipe, pipe piling and steel electrical conduit products comprise our industrial product line. We sell these industrial products to service centers, fabricators and end users. During the first quarter of 2003, energy products accounted for approximately 69% of our total revenues.

Business Acquisitions
---------------------

On March 29, 2002, we completed the purchase of all the common stock of Precision, a privately held, Houston based, coiled tubular goods manufacturer, in exchange for $60.7 million cash and 200,000 common shares. The acquisition was accounted for as a purchase business combination and the financial statements of Precision have been consolidated from the acquisition date.

On December 31, 2002, we acquired the assets and certain liabilities of the tubular division of The LTV Corporation for $119.9 million cash. The acquisition was accounted for as a purchase business combination and the financial statements of the tubular division of The LTV Corporation have been consolidated from the acquisition date. In February 2003, we announced the closure of the Youngstown facility, one of the facilities acquired in the LTV acquisition.

On February 28, 2003, we completed the acquisition of SeaCAT, a privately held, Houston based, coiled tubular goods manufacturer, in exchange for $4.0 million cash, a $5.0 million secured, 11.0% subordinated note and 733,676 shares of common stock of the Company. The purchase price is subject to an earn-out over a three-year period with a maximum payment of $250,000 per year. The acquisition was accounted for as a purchase business combination and the financial statements of SeaCAT have been consolidated from the acquisition date.

Energy Products Demand and Consumption
--------------------------------------

OCTG

Demand for our energy products depends primarily upon the number of oil and natural gas wells being drilled, completed and worked over in the U.S. and Canada and the depth and drilling conditions of these wells. The levels of these activities are primarily dependent on oil and natural gas prices. Many factors, such as the supply and demand for oil and natural gas, general economic conditions and global weather patterns, influence these prices. As a result, the future level and volatility of oil and natural gas prices is uncertain.

U.S. end-users obtain OCTG not only from domestic and foreign pipe producers, but also from inventories held by end-users, distributors and mills. Industry inventories of our products can change significantly from period to period. These changes generally signal shifts in demand for our products caused by customers drawing down from inventory rather than purchasing our products. Canadian distributors do not generally hold significant amounts of inventories.

The following table illustrates certain factors related to industry-wide drilling activity, energy prices, OCTG consumption, shipment, imports and inventories for the periods presented:

                                                          Three Months Ended
                                                               March 31,
                                                           2003        2002
                                                       -------------------------

U.S. Market Activity:
Average rig count......................................         901         818
                                                       =========================
Average U.S. energy prices
  Oil per barrel (West Texas Intermediate).............      $34.18      $21.72
                                                       =========================
  Natural gas per MCF (Average U.S.)...................       $6.45       $2.40
                                                       =========================

U.S. OCTG Consumption:
    (in thousands of tons)
  U.S. producer shipments..............................         430         324
  Imports..............................................         131         127
  Inventory (increase)/decrease........................          38          72
  Used pipe............................................           9          38
                                                       -------------------------
    Total U.S. Consumption.............................         608         561
                                                       =========================

Canadian Market Activity:
Average rig count......................................         494         377
                                                       =========================

Average Canadian energy prices
  Natural gas per U.S. $ per MCF
    (Average Alberta spot price).......................       $5.41       $2.16
                                                       =========================

Canadian OCTG Consumption:
    (in thousands of tons)
  Canadian producer shipments..........................         145         120
  Imports..............................................          70          56
  Inventory (increase)/decrease........................          22          32
                                                       -------------------------
    Total Canadian Consumption.........................         237         208
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

According to published industry reports, average U.S. drilling for the first quarter of 2003 was approximately 901 rigs, representing an increase of 10.1% compared to the first quarter of 2002. Natural gas drilling increased by 10.5%, while oil related drilling increased by 6.3%. The higher drilling levels for both oil and natural gas were primarily attributable to significant increases in oil and natural gas prices, up by 57.4% and 168.8%, respectively. Drilling levels increased throughout the first quarter of 2003, as the rig count at the end of the quarter was approximately 4.4% higher than the average rig count during the quarter.

According to published industry reports, average Canadian drilling for the first quarter of 2003 was approximately 494 rigs, representing an increase of 31.0% compared to the first quarter of 2002. The higher drilling levels were primarily attributable to significant increases in oil and natural gas prices, up by 57.4% and 150.5%, respectively. However, drilling levels decreased throughout the first quarter of 2003, as the rig count at the end of the quarter was approximately 9.1% lower than the average rig count during the quarter.

Although imports into the U.S. increased by 3.1%, import market share declined slightly from 22.6% during the first quarter of 2002 to 21.5% during the first quarter of 2003. During the first quarter of 2003, U.S. producer shipments of OCTG increased 32.7% as compared to the comparable prior year period. During the first quarters of 2003 and 2002, U.S. producer shipments were negatively impacted by industry inventory draw-downs that supplied an additional 6.3% and 12.8%, respectively, of demand. Management believes that at March 31, 2003, industry inventories were below historical levels in relation to demand, as inventory months of supply decreased 17.2%, from 6.4 months at March 31, 2002 to
5.3 months at March 31, 2003.

As a result of the increased drilling activity, we estimate that total U.S. consumption increased by 8.4% in the first quarter of 2003, compared to the prior year quarter. During that same period, our domestic shipments of OCTG increased 44.4% and our export sales, primarily to Canada, increased by 161.5%. We estimate that our domestic OCTG market share increased from 17.8% during the quarter ended March 31, 2002 to 20.7% during the quarter ended March 31, 2003. This increased market share is slightly higher than the market share we have captured historically. We believe this increase is partially due to increased OCTG market penetration by our large diameter mill, our customers being generally more active and stronger alliance business than the market as a whole.

Imports into Canada increased 25.0%, or approximately 14,000 tons, with import market share increasing from 26.9% during the first quarter of 2002 to 29.5% during the first quarter of 2003. Approximately one-half of this increase in import market share is due to exports of our U.S. OCTG products into Canada. During the first quarter of 2003, Canadian producer shipments of OCTG increased by 20.8%. Overall, Canadian shipments in the first quarter 2003 were positively impacted by higher commodity energy prices, that led to stronger drilling activity than experienced during the first quarter 2002.

As a result of the increased drilling activity, we estimate that total Canadian consumption increased by 13.9% in the first quarter of 2003, compared to the prior year quarter. During that same period, our Canadian shipments of OCTG increased 17.6%. We estimate that our Canadian OCTG market share of domestic shipments decreased from 39.6% during the quarter ended March 31, 2002 to 38.7% during the quarter ended March 31, 2003. However, we estimate that our Canadian OCTG market share including our U.S. OCTG exports to Canada increased from 29.6% during the quarter ended March 31, 2002 to 31.5% during the quarter ended March 31, 2003.

Line Pipe

Published information suggests that U.S. demand for line pipe decreased during the first quarter of 2003 by an estimated 6.0%, and domestic shipments decreased by 5.3% as the import market share fell from 41.6% to 35.7%. Canadian demand for line pipe increased during the first quarter by an estimated 30.8%, and domestic shipments increased by 70.2% due to more project work than in the first quarter 2002. Import volumes increased by 105.9%, and the import market share increased from 19.0% for the first quarter 2002 to 29.9% for the first quarter 2003.

Coiled Tubing

Coiled down-hole tubing is primarily used to service existing oil and gas wells by reestablishing well production and extending well life. Commodity pricing and industry cash flow are primary drivers of well service work and demand for coiled down-hole tubing. Industry cash flows declined throughout 2002 primarily due to a decline in demand and lower natural gas prices. Uncertainty within the energy sector continued to stall capital expenditures and impacted demand for well service work; however, expectations for 2003 are for increased well service work, which could lead to increased demand for coiled down-hole tubing. Coiled line pipe is an application of technology in offshore, sub-sea applications where continuous lengths of steel pipe are used as flow lines and umbilical lines sheathing control cables.

Industrial Products Demand and Consumption
------------------------------------------

Given the numerous applications for our industrial products, sources of demand for these products are diversified. Demand depends on the general level of economic activity in the construction, transportation, agricultural, material handling and recreational market segments; the use of structural tubing as a substitute for other structural steel forms, such as I-beams and H-beam and draw-downs of existing customer inventories.

We estimate that the U.S. demand for structural tube products (commonly referred to as hollow structural sections or HSS) of the type we produce, decreased 19.1% during the first quarter of 2003 over the prior year period. Total U.S. producer shipments decreased 26.8% during the first quarter of 2003 over the prior year period as import market share increased from 19.6% to 27.2%. Imports increased due to a stronger Canadian and Turkish presence in the structural tube market.

On December 31, 2002, we acquired the tubular division of The LTV Corporation and expanded our industrial product line into electrical conduit. Electrical conduit is primarily used as sheathing for electrical and computer wiring in industrial, commercial and institutional construction, which are referred to as non-residential construction. As such, electrical conduit demand is primarily influenced by changes in non-residential construction expenditures. We estimate that the U.S. demand for electrical conduit of the types we produce, decreased 6.7% during the first quarter of 2003 over the prior year period. Published forecasts for non-residential construction activity in 2003 are mixed ranging from flat to a further drop of 7%. However, industry forecasts suggest conduit shipments may remain flat in 2003 as the decline in non-residential construction should not impact those applications that use electrical conduit. Maverick and three other domestic producers manufacture most of the electrical conduit consumed in the U.S. The import and export markets for conduit are limited due to the fact that this product is easily damaged when shipped over long distances.

Standard pipe is used in a variety of applications for transporting fluids such as water and steam and structural applications in industrial and commercial buildings and industrial processing plants. Demand for standard pipe is primarily affected by general economic activity and non-residential construction expenditures. According to published reports, the U.S. standard pipe demand increased 16.2%. To satisfy that demand, total U.S. domestic producer shipments increased by 46.1% resulting in the import market share decreasing from 44.7% to 30.5%. Prices tend to be very competitive and margins are typically thin.

Pricing and Costs of Our Products
---------------------------------

Pricing of our products was mixed during the first quarter of 2003. Pricing of U.S. energy products was down 1.4% compared to the prior year quarter. Pricing of U.S. industrial products, excluding electrical conduit and mechanical tubing, was up 14.8% compared to the prior year quarter. This pricing increase was primarily due to increased steel costs being passed on to our customers. The addition of the tubular division of The LTV Corporation that added both electrical conduit and mechanical tubing increased the average selling price of our industrial product line by an additional 78.5%. These products are more value added and thus sell for a higher price. Pricing of Canadian energy and industrial products was up 11.0% and 23.6%, respectively, compared to the prior year quarter. Canadian energy prices were impacted by a 5.7% increase in the exchange rate; while industrial product prices were impacted both by the increase in the exchange rate and higher steel costs being passed on to our customers.

Average steel costs included in cost of goods sold increased during first quarter of 2003 over the first quarter of 2002 by $104 per ton, or 39.5%. The majority of this change resulted from our major supplier of steel effecting three price increases ($15 per ton in January 2002, $40 per ton in April 2002 and $60 per ton in July 2002) during the first eleven months of 2002 offset somewhat by three price decreases in December 2002 and the first quarter of 2003 ($15 per ton in December 2002, $10 per ton in January 2003 and $25 per ton in February 2003). Replacement cost of hot rolled steel are approximately 10.0% below the average cost of goods sold per unit experienced during the quarter ended March 31, 2003.

Purchased steel represents approximately two-thirds of our cost of goods sold. As a result, the steel industry, which is highly volatile and cyclical in nature, affects our business both positively and negatively. Numerous factors, most of which are beyond our control, drive the cycles of the steel industry and influence steel prices including general economic conditions, industry capacity utilization, import duties and other trade restrictions and currency exchange rates. Changes in steel prices have a significant impact on the margin levels of our energy products because energy product pricing is driven by OCTG and line pipe demand and not steel costs. In addition, we depend on a few suppliers for a significant portion of our steel. The loss of one or more of our significant steel suppliers could affect our ability to produce our products and could have a material adverse effect on our business.

Impact of Market Conditions
---------------------------

The OCTG market conditions described above impacted our operations and our competitors significantly during the first quarter of 2003 as sales returned to normal levels throughout the first quarter of 2003 due to the increase in drilling activity. The increase in drilling levels during the first quarter of 2003 resulted in higher than expected sales. Consequently, industry-wide inventory levels declined during the year and the impact of these industry decreases had a negative impact on domestic shipments. As our recent experience indicates, oil and gas prices are volatile and can have a substantial effect on drilling levels and resulting demand for our energy related products. Uncertainty also exists as to the future demand and pricing for our electrical conduit, HSS and other industrial related products.

Trade Cases
-----------

The level of imports of OCTG, which has varied significantly over time, affects the U.S. and Canadian OCTG markets. We believe that these import levels are affected by, among other things:

     o    North American and overall world demand for OCTG,
     o    The trade practices of and government subsidies to foreign producers,
     o    The presence or absence of antidumping and countervailing duties and
     o    The value of the U.S. dollar.

Antidumping and countervailing duty orders require special duties to be imposed in amounts designed to offset unfair pricing and government subsidization, respectively. In the U.S., once an order is in place, foreign producers, importers, domestic producers and other parties may request an "administrative review" on a yearly basis to determine the duty rates to be applied to imports from the companies covered by the review. In addition, a company that did not ship to the U.S. during the original period examined by the U.S. government, may request a "new shipper review" to obtain its own duty rate on an expedited basis.

U.S. antidumping and countervailing duty orders may be revoked as a result of periodic "sunset reviews." An individual importer may also obtain revocation applicable only to itself under certain circumstances. In June 2001, the U.S. government completed sunset reviews of the orders covering Argentina, Italy, Japan, Korea and Mexico and kept those orders in place. However, those orders will be subject to a new sunset review beginning in 2005. If the orders covering imports from Argentina, Italy, Japan, Korea and Mexico are revoked in full or in part or the duty rates lowered, we could be exposed to increased competition from imports that could have a material adverse effect on our U.S. business. In addition, The Continued Dumping and Subsidy Offset Act was passed during 2000. This act allowed for the tariffs collected by the U.S. Customs Department to be dispersed to those companies that supported the original suit. The three-year tariff rate quota on welded line pipe 16-inch and under imposed in March 2000 under Section 201 expired on March 1, 2003. It was not renewed. The revocation of the import duty orders on line pipe could expose us to increased competition from imports that could adversely affect our sales and operating profits in the energy segment of our business.

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

The Section 201 trade case signed by the President in March 2002 provides a three-year program of quotas and tariffs covering a wide range of imported steel products with the exception of OCTG. Of specific interest to our business, imported flat rolled products, including hot rolled steel coils, are subject to a three-year decreasing tariff system of 30%, 24% and 18%. Also, our standard pipe product line and HSS product line are subject to this same tariff system of 15%, 12% and 9%. Our OCTG and electrical conduit product lines were not protected in the trade case ruling. The Section 201 trade case is scheduled for a review in September 2003. The President may adjust or eliminate the tariffs based upon the results of this review.

In August of 2002, the Canadian International Trade Tribunal found injury on the part of all imported steel products except hot rolled products. At this point in time, the Canadian government has not acted on the Tribunal's findings; thus, no further trade action has been taken.

The U.S. Section 201 plan resulted in an increase in the cost of foreign imported hot rolled steel and steel products. This, in turn, increased the cost of our purchased steel. During 2002, we experienced steel price increases that we believe were caused by the U.S. Section 201 trade case.

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Overall Company
---------------

Net sales of $219.4 million recorded for the first quarter of 2003, represents an increase of $115.5 million, or 111.2%, compared to the prior year period. These results were primarily attributable to an increase of 77.1% in total product shipments, from 184,483 tons in the first quarter of 2002 to 326,671 tons in the first quarter of 2003. Also, overall average net selling prices increased from the comparable quarter of the prior year by 19.4%, from an average of $563 per ton to $672 per ton. The increase we experienced in shipments and average selling prices primarily resulted from our acquisitions of Precision, the tubular division of The LTV Corporation and SeaCAT as none of these acquisitions contributed to our operations during the first quarter of 2002. See "Overview."

Cost of goods sold of $204.5 million recorded for the first quarter of 2003, represents an increase of $112.2 million, or 121.6%, compared to the prior year period. Overall unit cost per ton of products sold increased from the comparable quarter of the prior year by 25.2%, from an average of $500 per ton to $626 per ton. Costs were primarily impacted by our recent acquisitions of Precision, the tubular division of The LTV Corporation and SeaCAT as none of these acquisitions contributed to our operations during the first quarter of 2002. See "Overview." The increase was also due to the steel cost increasing as our major supplier of steel increased prices three times during the first eleven months of 2002 offset somewhat by three price decreases in December 2002 and the first quarter of 2003. See "Overview."

The Company earned a gross profit of $14.9 million during the first quarter of 2003, compared to a gross profit of $11.6 million in the prior year period. Gross profit per ton was $46 per ton as compared to $63 per ton in the comparable prior year period. Gross profit per ton was impacted by the higher steel costs offset by higher selling prices. Accordingly, gross profit, as a percentage of net sales, was 6.8% for the three month period ended March 31, 2003, compared to a gross profit, as a percentage of net sales, of 11.2% for the comparable prior year period.

Selling, general and administrative expenses increased $5.1 million, or 70.8%, from $7.2 million in the first quarter of 2002 to $12.3 million in the first quarter of 2003. This increase resulted primarily from the additional expenses associated with the Precision and the tubular division of The LTV Corporation businesses. See "Overview." Selling, general and administrative expenses as a percentage of net sales in the first quarter of 2003 was 5.6% compared to 6.9% for the comparable prior year period. The decrease was due to the higher shipment levels in the first quarter of 2003 compared to the first quarter of 2002.

Interest expense increased $1.2 million or 120.0%, from $1.0 million in the first quarter of 2002 to $2.2 million in the first quarter of 2003. This increase was due to higher average borrowings (primarily as a result of the acquisitions of Precision and the tubular division of The LTV Corporation) and lower average interest rates during the first quarter 2003 compared to first quarter of 2002. Our debt to capitalization ratio decreased from 29.1% at December 31, 2002 to 28.5% at March 31, 2003.

The provision for income taxes was $0.1 million for the first quarter of 2003, compared to the prior year's provision of $1.3 million. This change is attributable to the generation of pre-tax income of $0.4 million for the first quarter of 2003, compared to the pre-tax income in the first quarter of 2002 of $3.1 million.

Net income of $0.2 million was generated in the first quarter of 2003, a decrease of $2.1 million from the comparable prior year period.

Segment Information
-------------------

The Company revised its segments for 2003. The Company's two new segments are the Energy Products segment and the Industrial Products segment.

Energy Products Segment
-----------------------

Energy product sales of $152.4 million for the first quarter of 2003 represented an increase of $67.1 million, or 78.8%, compared to the prior year period. Energy product shipments increased 87,219 tons, or 62.5%, from 139,632 tons to 226,851 tons. Energy product shipments primarily increased due to the U.S. and Canadian rig counts increasing from 818 and 377 active rigs, respectively, for the first quarter of 2002 to 901 and 494 active rigs, respectively, for the first quarter of 2003. Overall average net selling prices for energy products increased from the comparable quarter of the prior year by 10.0%, from an average of $611 per ton to $672 per ton. The increases in energy product sales were primarily due to strengthening market conditions and the additional sales attributable to the Precision and SeaCAT businesses. See "Overview."

Energy products cost of goods sold of $140.8 million for the first quarter of 2003 represented an increase of $67.2 million, or 91.3%, compared with the prior year period. The increase was primarily due to increased product shipments and higher steel costs. See "Overview." Gross profit for energy products of $11.6 million for the quarter ended March 31, 2003 compared to a gross profit of $11.6 million for the prior year period. See "Overview." Gross profit was $51 per ton as compared to $83 per ton in the comparable prior year period, reflecting higher steel prices, partially offset by stronger selling prices and higher fixed cost absorption. Energy products gross profit margin percentage was 7.6% for the quarter ended March 31, 2003, compared to a gross profit margin percentage of 13.7% for the prior year period.

Industrial Products Segment
---------------------------

Industrial product sales of $67.0 million for the first quarter of 2003 represented an increase of $48.4 million, or 259.1%, compared with the prior year period. Industrial product shipments increased 54,969 tons, or 122.5%, from 44,851 tons to 99,820 tons. This increase in industrial product sales and shipments resulted from the additional $48.8 million in sales and 62,221 tons attributable to the industrial products of the tubular division of The LTV Corporation. See "Overview." Overall average net selling price for industrial products increased 61.3% from the comparable quarter of the prior year from an average of $416 per ton to $671 per ton. The addition of the tubular division of The LTV Corporation that added both electrical conduit and mechanical tubing increased the average selling price of our industrial product line by an additional 78.5%. These products are more value added and thus sell for a higher price.

Industrial products cost of goods sold of $63.7 million in the first quarter of 2003 represented an increase of

$45.0 million, or 240.6%, from the prior year period. The increase was primarily due to increased product shipments and higher steel costs. See "Overview." Gross profit for industrial products of $3.3 million for the quarter ended March 31, 2003 compared to a gross profit of $(17,000) for the prior year period. The increase in gross profit was primarily attributable to the addition of the industrial products from the tubular division of The LTV Corporation. Gross profit was $33 per ton as compared to break-even in the comparable prior year period, reflecting stronger selling prices, partially offset by higher steel prices. Industrial products gross profit margin percentage was 4.9% for the quarter ended March 31, 2003, compared to a break-even gross profit margin during the prior year period.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

Working capital at March 31, 2003 was $197.6 million, and the ratio of current assets to current liabilities was 2.8 to 1.0. Working capital at December 31, 2002 was $201.2 million, and the ratio of current assets to current liabilities was 2.9 to 1.0. The decrease in working capital for the three months ended March 31, 2003 was due to a $32.4 million decrease in inventory partially offset by a $27.0 million increase in accounts receivable and a $1.6 million increase in cash and cash equivalents. Cash provided by operating activities was $14.4 million for the three months ended March 31, 2003.

Cash used in investing activities was $6.7 million for the three months ended March 31, 2003, attributable primarily to the cash paid in connection with the acquisition of SeaCAT ($4.0 million, net of cash received).

Cash used by financing activities was $6.4 million for the three months ended March 31, 2003.

We have a senior credit facility providing for up to a $185.0 million revolving line of credit. In addition, we have outstanding letters of credit under this agreement representing an additional $1.5 million at March 31, 2003. Interest is payable monthly at the LIBOR rate adjusted by an interest margin, depending upon certain financial measurements. Under the revolving senior credit facility, we can borrow an amount based on a percentage of eligible accounts receivable, eligible inventory and property, plant and equipment reduced by outstanding letters of credit. The additional available borrowing under the senior credit facility is approximately $57.0 million as of March 31, 2003. The senior credit facility includes a restrictive covenant relating to maintaining a minimum fixed charge coverage ratio if availability falls below $30.0 million. The senior credit facility also limits capital expenditures to $30.0 million per year and limits our ability to pay dividends, create liens, sell assets or enter into transactions with affiliates without the consent of the lenders.

We anticipate we will comply with the covenants in 2003 and beyond; however, if our operations are less than projected, we could be in default under this facility. We believe that our projections for 2003 are based on reasonable assumptions and that it is unlikely that we would default absent any material negative event affecting our industry and the economy as a whole. Although we would attempt to obtain an amendment to the facility to cure this breach or a waiver from the lender, we cannot give any assurance that we could obtain an amendment or waiver or one with terms as favorable as the terms of the facility. If we are unable to obtain an amendment or waiver, we would remain in default and the lender would have the right to exercise all of its remedies, including, without limitation, the ability to accelerate all of the debt under the facility. We also believe our lender would provide waivers if necessary. However, our expectation of future operating results and continued compliance with our debt covenants cannot be ensured as we do not control our lender's actions. If our projections are not achieved and our debt is placed in default, we would experience a material adverse impact on our reported financial position and results of operations.

We have entered into an interest rate swap agreement with a total notional amount of $50.0 million that fixes the LIBOR-based variable rate in our senior credit facility at 2.24% (before the applicable margin). The swap agreement terminates on March 21, 2005. The swap is being accounted for as cash flow hedge under SFAS No. 133. Accordingly, the difference between the interest received and interest paid is reflected as an adjustment to interest expense. Under the terms of the swap agreement, no settlement amount is due until June of 2003. At March 31, 2003, the swap agreement is reflected in the accompanying consolidated balance sheet in other accrued liabilities at its fair value of $0.6 million. The unrealized loss on the fair value of the swap agreement is reflected, net of taxes, in other comprehensive loss.

Consistent with the Company's business strategy, we currently intend to retain earnings to finance the growth and development of our business, and we do not anticipate paying cash dividends in the near future. Any payment of cash dividends in the future will depend upon our financial condition, capital requirements and earnings as well as other factors the Board of Directors may deem relevant. Our long-term revolving credit facility with commercial lenders restricts the amount of dividends we can pay to our stockholders.

Our capital budget for 2003 is approximately $20.0 million, of which $2.7 million was expended during the three month period ended March 31, 2003 The capital budget includes $4.2 million for a new slitter at one of our existing facilities in Hickman, Arkansas. The remaining $15.8 million of our capital budget will be used to acquire new equipment for our existing manufacturing facilities, to enhance our enterprise resource planning system and to fully integrate our recent acquisitions. We expect to meet ongoing working capital and the capital expenditure requirements from a combination of cash flow from operating activities and available borrowings under our revolving credit facility.

CRITICAL ACCOUNTING ESTIMATES
--------------------------------------------------------------------------------

The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses.

Areas of uncertainty that require judgments, estimates and assumptions include the valuation of goodwill, the collectibility of accounts receivables, valuation of the note receivable for the sale of the discontinued operations, income tax matters and the pension plan.

Management uses historical experience and all available information to make these judgments and estimates; however, actual results will inevitably differ from those estimates and assumptions that are used to prepare the Company's financial statements at any given time. Despite these inherent limitations, management believes that Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and footnotes contained in this report provide a meaningful and fair perspective of the Company.

The Company's critical accounting policies and estimates are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2002, beginning on page 25. The Company's critical accounting policies and estimates did not change during the first quarter of 2003. Management believes that the application of these policies on a consistent basis enables the Company to provide the users of the financial statements with useful and reliable information about the Company's operating results and financial condition.

PROSPECTIVE ACCOUNTING STANDARDS
--------------------------------------------------------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. The Company believes adoption of this standard will not have a material impact.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions relating to interim periods are effective for internal periods beginning after December 15, 2002. We currently intend to continue to account for stock-based compensation under the intrinsic value method and to provide pro forma disclosure of the impact of the fair value method on reported net income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

Interest Rate Risk
------------------

We are subject to interest rate risk to the extent we borrow against our revolving credit facility with variable interest rates. However, we utilize an interest rate swap agreement to moderate a portion of our exposure. We do not use derivative financial instruments for trading or other speculative purposes. Assuming the current level of borrowings and a two-percentage point change in the average interest rates under these borrowings, and taking into account the swap agreement in place, it is estimated that our interest expense for the quarter ended March 31, 2003 would have increased by approximately $0.4 million. In the event of an adverse change in interest rates, management would likely take further actions, in addition to the swap agreement currently in place, that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the further actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

Steel Commodity Risk
--------------------

We are also subject to commodity price risk with respect to purchases of steel. Purchased steel represents approximately two-thirds of our cost of goods sold. As a result, the steel industry, which is highly volatile and cyclical in nature, affects and will affect our business both positively and negatively. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Pricing and Costs of Our Products."

Foreign Currency Risk
---------------------

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


ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

Our chief executive officer and chief financial officer have reviewed and evaluated the Company's disclosure controls and procedures within 90 days of the filing date of this Quarterly Report. Based on such review and evaluation, the officers believe that the disclosure controls and procedures are designed effectively to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and (b) is accumlated and communicated to the Company's management, including the officers, as appropriate to allow timely decisions regarding required disclosure. In addition, the officers believe that there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

--------------------------------------------------------------------------------
                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
--------------------------------------------------------------------------------

On February 28, 2003, the Company issued 733,676 shares of common stock (the "Acquisition Shares") to certain shareholders of SeaCAT Corporation as partial consideration for the Company's acquisition of SeaCAT Corporation. The issuance of the Acquisition Shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The Company registered on Form S-3 (No. 333-103355) the resale of these shares by the SeaCAT Corporation shareholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a) Exhibit No. Description

         10.1 International Swap Dealers Association, Inc. Master Agreement dated as of March 18, 2003 between JPMorgan Chase Bank and Maverick Tube Corporation.

         10.2   Interest rate swap confirmation dated March 24, 2003.

         10.3 Employment contract between the Registrant and Jim Cowan dated February 20, 2003.

         15.1   Letter re:  Unaudited Interim Financial Information

         99.1 Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer.

         99.2 Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Financial Officer.

(b) Reports on Form 8-K.

     On January 3, 2003, the Company filed a Report on Form 8-K containing the announcement of the acquisition of substantially all of the assets, and the assumption of certain liabilities of the tubular division of The LTV Corporation and the completion of an amended and restated senior credit facility.

     On January 21, 2003, the Company filed a Report on Form 8-K containing the announcement of its fourth quarter and year to date 2002 results.

     On February 11, 2003, the Company filed a Report on Form 8-K/A amending the Company's Form 8-K filed December 31, 2002 and containing the historical and pro forma financial information in connection with the acquisition by the Company of the tubular division of The LTV Corporation.

     On February 20, 2003, the Company filed a Report on Form 8-K containing the announcement of the Plan of Reorganization and Agreement of Merger with SeaCAT Corporation.

     On February 28, 2003, the Company filed a Report on Form 8-K containing the announcement of a Corporate re-alignment and the hiring of Jim Cowan.

     On March 3, 2003, the Company filed a Report on Form 8-K containing the announcement of the completion of the acquisition of SeaCAT Corporation.

     On March 31, 2003, the Company filed a Report on Form 8-K/A amending the Company's Form 8-K filed December 31, 2002 and containing the updated pro forma financial information in connection with the acquisition by the Company of the tubular division of The LTV Corporation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Maverick Tube Corporation
                                     -------------------------------------------
                                          (Registrant)



Date:  May 14, 2003                  /s/ Gregg M. Eisenberg
                                     -------------------------------------------
                                     Gregg M. Eisenberg, Chairman, President
                                     and Chief Executive Officer
                                     (Principal Executive Officer)


Date:  May 14, 2003                  /s/ Pamela G. Boone
                                     -------------------------------------------
                                     Pamela G. Boone, Vice President - Finance
                                     and Administration (Principal Financial and
                                     Accounting Officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date:  May 14, 2003         /s/ Gregg M. Eisenberg
                                     -------------------------------------------
                                     Gregg M. Eisenberg, Chairman, President
                                     and Chief Executive Officer
                                     (Principal Executive Officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date:  May 14, 2003         /s/ Pamela G. Boone
                                     -------------------------------------------
                                     Pamela G. Boone, Vice President - Finance
                                     and Administration and Chief Financial
                                     Officer (Principal Financial and Accounting
                                     Officer)

                                  EXHIBIT INDEX


Exhibit No.                Description
--------------------------------------------------------------------------------

10.1 International Swap Dealers Association, Inc. Master Agreement dated as of March 18, 2003 between JPMorgan Chase Bank and Maverick Tube Corporation.

10.2                       Interest rate swap confirmation dated March 24, 2003.

10.3 Employment contract between the Registrant and Jim Cowan dated February 20, 2003.

15.1                       Letter re:  Unaudited Interim Financial Information

99.1 Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer.

99.2 Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Financial Officer.