Form 10-Q
period 2003-08-11
MAVERICK TUBE CORPORATION
filed 2003-08-11
CIK 869087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2003

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

Common Stock, $0.01 Par Value - 41,916,544 shares as of August 8, 2003

--------------------------------------------------------------------------------
                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES

                                      INDEX
--------------------------------------------------------------------------------

                                                                        PAGE NO.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)                                   3

           Condensed Consolidated Balance Sheets - June 30, 2003
           and December 31, 2002                                              3

           Condensed Consolidated Statements of Income - Three
           and Six Months Ended  June 30, 2003 and 2002                       4

           Condensed Consolidated Statements of Cash Flows - Six
           Months Ended June 30, 2003 and 2002                                5

           Notes to Condensed Consolidated Financial Statements               7

           Independent Accountants' Review Report                             15

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          16

Item 3.    Quantitative and Qualitative Disclosures About Market
           Risk                                                               28

Item 4.    Controls and Procedures                                            28

PART II.   OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds                          29

Item 4.    Submission of Matters to a Vote of Security Holders                30

Item 6.    Exhibits and Reports on Form 8-K                                   31

SIGNATURES                                                                    32

EXHIBIT INDEX                                                                 33

--------------------------------------------------------------------------------
                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
--------------------------------------------------------------------------------

                                                         June 30,   December 31,
                                                           2003        2002
                                                       (Unaudited)
                                                       -------------------------
ASSETS
Current assets:
  Cash and cash equivalents............................     $19,689      $2,551
  Accounts receivable, less allowance of $4,605
    and $5,188 on June 30, 2003 and December 31,
    2002, respectively.................................      92,237      73,660
  Inventories..........................................     190,087     210,207
  Deferred income taxes................................      11,450      11,338
  Income taxes refundable..............................       5,386         637
  Prepaid expenses and other...........................       8,952      10,375
                                                       -------------------------
Total current assets...................................     327,801     308,768

Property, plant and equipment, less accumulated
  depreciation of $141,095 and $117,412 on
  June 30, 2003 and December 31, 2002,
  respectively.........................................     185,578     179,244
Goodwill...............................................     112,888      93,184
Note receivable........................................       6,627       6,877
Other assets...........................................      10,951       7,810
                                                       -------------------------
                                                           $643,845    $595,883
                                                       =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................     $37,115     $78,457
  Accrued expenses and other liabilities...............      29,625      23,531
  Deferred revenue.....................................       8,727       2,608
  Current maturities of long-term debt.................       4,955       2,977
                                                       -------------------------
Total current liabilities..............................      80,422     107,573

Long-term debt, less current maturities................       4,448       2,742
Convertible senior subordinated notes..................     120,000           -
Revolving credit facility..............................      62,744     132,927
Other liabilities......................................      10,013       7,640
Deferred income taxes..................................       7,615       6,715

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 5,000,000
  authorized shares; 1 share issued and
  outstanding..........................................           -           -
Common stock, $0.01 par value; 80,000,000
  authorized shares; 41,916,544 and
  40,942,976 shares issued and outstanding
  at June 30, 2003 and December 31, 2002,
  respectively.........................................         419         409
Additional paid-in capital.............................     226,072     212,361
Retained earnings......................................     140,540     139,235
Accumulated other comprehensive loss...................      (8,428)    (13,719)
                                                       -------------------------
                                                            358,603     338,286
                                                       -------------------------
                                                           $643,845    $595,883
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
--------------------------------------------------------------------------------

                                  Three Months Ended       Six Months Ended
                                       June 30,                 June 30,
                                   2003        2002        2003        2002
                               -------------------------------------------------

Net sales......................    $194,925    $106,454    $414,363    $210,377
Cost of goods sold.............     179,279      94,227     383,808     186,523
                               -------------------------------------------------
Gross profit...................      15,646      12,227      30,555      23,854

Selling, general and
 administrative................      11,785       9,713      24,098      16,889
Restructuring charges..........           -           -           -         369
                               -------------------------------------------------
Income from operations.........       3,861       2,514       6,457       6,596

Interest expense...............       2,207         894       4,442       1,855
                               -------------------------------------------------
Income from continuing
 operations before income taxes       1,654       1,620       2,015       4,741

Provision for income taxes.....         591         640         710       1,922
                               -------------------------------------------------
Income from continuing
 operations....................       1,063         980       1,305       2,819

Gain on disposal of DOM
 facility, net of income taxes.           -           -           -         518
                               -------------------------------------------------
Net income.....................      $1,063        $980      $1,305      $3,337
                               =================================================

Basic earnings per share
  Income from continuing
   operations..................       $0.03       $0.03       $0.03       $0.08
  Gain on disposal of DOM
   facility....................           -           -           -        0.01
                               -------------------------------------------------
  Net income...................       $0.03       $0.03       $0.03       $0.09
                               =================================================

Diluted earnings per share
  Income from continuing
   operations..................       $0.03       $0.03       $0.03       $0.08
  Gain on disposal of DOM
   facility....................           -           -           -        0.01
                               -------------------------------------------------
  Net income...................       $0.03       $0.03       $0.03       $0.09
                               =================================================

See accompanying notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------
                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)
--------------------------------------------------------------------------------

                                                            Six Months Ended
                                                                June 30,
                                                           2003        2002
                                                       -------------------------
OPERATING ACTIVITIES
Income from continuing operations......................      $1,305      $2,819
Adjustments to reconcile income from continuing
  operations to net cash provided (used) by operating
  activities:
Depreciation and amortization..........................      11,020       9,704
Deferred income taxes..................................         340         584
Provision for losses on accounts receivable............        (701)        (53)
(Gain) loss on sale of equipment.......................          (5)         10
Changes in operating assets and liabilities:
  Accounts receivable..................................     (16,295)    (13,255)
  Inventories..........................................      31,321      26,680
  Prepaid expenses and other...........................       1,707      (1,535)
  Other assets.........................................         450      (1,428)
  Accounts payable.....................................     (45,940)     20,854
  Accrued expenses and other liabilities...............      (1,321)    (15,045)
  Deferred revenue.....................................       6,119       2,768
                                                       -------------------------
Cash (used) provided by continuing operating activities     (12,000)     32,103

INVESTING ACTIVITIES
Cash paid for acquisition, net of cash received........      (3,964)    (55,988)
Expenditures for property, plant and equipment.........      (8,006)    (12,631)
Proceeds from disposal of equipment....................           -          17
                                                       -------------------------
Cash used by investing activities......................     (11,970)    (68,602)

FINANCING ACTIVITIES
Net borrowings (repayments) on revolving credit
  facility.............................................     (75,860)    (32,118)
Proceeds from convertible senior subordinated notes....     120,000           -
Principal payments on long-term borrowings and notes...      (1,316)     (7,121)
Deferred debt costs....................................      (4,232)          -
Principal payments on long-term note receivable........         250           -
Proceeds from sale of common stock.....................           -      90,438
Proceeds from sale of treasury stock...................           -      15,853
Proceeds from exercise of stock options................       1,617         578
                                                       -------------------------
Cash provided by financing activities..................      40,459      67,630

DISCONTINUED OPERATIONS
Gain on discontinued operations........................           -         518
Adjustments to reconcile income (loss) from
 discontinued operations to net cash used by
 discontinued operations:
    Depreciation.......................................           -         376
    Gain on disposal...................................           -        (518)
    Changes in operating assets and other liabilities
      of discontinued operations.......................           -        (742)
    Proceeds from sale of discontinued operations......           -       1,238
                                                       -------------------------

Net cash provided by discontinued operations...........           -         872

Effect of exchange rate changes on cash................         649        (402)
                                                       -------------------------

Increase in cash and cash equivalents..................      17,138      31,601

Cash and cash equivalents at beginning of period.......       2,551       1,940
                                                       -------------------------

Cash and cash equivalents at end of period.............     $19,689     $33,541
                                                       =========================

Supplemental disclosures of cash flow information:
 Noncash investing and financing activities:
    Note receivable for sale of discontinued operations          $-      $6,877
    Stock issued for acquisition.......................     $12,104      $2,290
    Debt issued for acquisition........................      $5,000          $-

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

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report in the 2002 Form 10-K.

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

The Tubular Division of The LTV Corporation
-------------------------------------------

On December 31, 2002, the Company acquired the assets and certain liabilities of the tubular division of The LTV Corporation for $119,863,000 cash (which included a $9,863,000 working capital adjustment). The acquisition was accounted for as a purchase business combination and the financial statements of the tubular division of The LTV Corporation have been consolidated from the acquisition date. The cost to acquire the tubular division of The LTV
Corporation has been preliminarily allocated to the assets acquired and liabilities assumed according to their estimated fair values as described below. The final fixed asset appraisals, identification of intangible assets and the exit costs associated with the Company's rationalization plans are subject to adjustment as additional information becomes available. The preliminary allocation resulted in acquired goodwill of $54,582,000, which is deductible for tax purposes. The Company acquired the tubular division of The LTV Corporation to add steel electrical conduit to its product lines and to expand its line pipe sales.

SeaCAT Corporation
------------------

On February 28, 2003, the Company completed its purchase of all the common stock of SeaCAT, a privately held, Houston based, coiled tubular goods manufacturer, in exchange for $4,000,000 cash, a $5,000,000 subordinated note and 733,676 common shares of the Company. The purchase price is subject to an earn-out over a three-year period with a maximum payment of $250,000 per year. The acquisition was accounted for as a purchase business combination and the financial statements of SeaCAT have been consolidated from the acquisition date. The cost to acquire SeaCAT has been preliminarily allocated to the assets acquired and liabilities assumed according to their estimated fair values as described below. The identification of intangible assets is subject to adjustment as additional information becomes available. The preliminary allocation resulted in acquired goodwill of $15,175,000, which is not deductible for tax purposes. The Company acquired SeaCAT to expand its premium coiled tubing operations.

Following is a summary of the net assets and liabilities acquired during 2003 and 2002 (in thousands):

                                                        The tubular
                                                        division of
                                                          The LTV
                                             Precision  Corporation     SeaCAT
                                           -------------------------------------

Purchase price (including transaction
  costs)...................................     $62,966    $122,006     $21,767

Assets acquired:
  Cash.....................................       3,855           5          35
  Accounts receivable......................       8,141      22,208         187
  Inventory................................       4,217      42,462       2,563
  Property, plant and equipment............       7,443      12,874       5,706
  Other assets.............................       5,218       2,541         327
                                           -------------------------------------
                                                 28,874      80,090       8,818
Liabilities acquired:
  Accounts payable.........................      (1,718)     (6,430)     (1,328)
  Other accruals...........................      (7,321)     (6,236)       (898)
                                           -------------------------------------
                                                 (9,039)    (12,666)     (2,226)
  Net assets acquired......................      19,835      67,424       6,592
                                           -------------------------------------
Goodwill...................................     $43,131     $54,582     $15,175
                                           =====================================

As a result of the Precision acquisition, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized but tested for impairment at least annually. On an ongoing basis (absent any impairment indicators), the Company expects to perform its impairment tests during the fourth quarter.


3.  DISCONTINUED OPERATIONS
--------------------------------------------------------------------------------

During the quarter ended March 31, 2001, the Company adopted a formal plan to sell the operating assets of its Cold Drawn Tubular Business ("DOM"). Accordingly, the operating results of the DOM facility have been segregated from continuing operations and reported separately as discontinued operations in the statements of income.

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

4.  RESTRUCTURING CHARGES
--------------------------------------------------------------------------------

During December 2001, the Company announced its plans to exit its Longview, Washington facility and move the operations to one of its existing buildings in Hickman, Arkansas. As a result, all 124 employees at the facility were terminated as of September 30, 2002. Restructuring costs recorded in the consolidated statement of income during the six months ended June 30, 2002 included the following items (in thousands):

Cash costs:
Adjustment to the original estimate................................       $(312)
Other..............................................................         681
                                                                   -------------
Total restructuring costs..........................................        $369
                                                                   =============

Following is a summary of the accrued restructuring liabilities and activity through June 30, 2003 (in thousands):

                                             Employee
                                             Severance     Other       Total
                                           -------------------------------------

Balance, December 31, 2001.................        $581      $1,004      $1,585
Additional costs...........................           -         681         681
Cash payments..............................        (239)     (1,671)     (1,910)
Adjustment to original estimate............        (342)        (14)       (356)
                                           -------------------------------------
Balance, June 30, 2003.....................          $-          $-          $-
                                           =====================================

The Longview, Washington land and building, are held for sale at a carrying value of $6,000,000 and are currently being marketed through a national broker.


5.  REVOLVING CREDIT FACILITY
--------------------------------------------------------------------------------

The Company has a $185,000,000 senior revolving credit facility, which is used to fund working capital requirements of the Company. The facility is secured by all accounts receivable, inventories, equipment and real estate and expires in March 2006. The senior credit facility bears interest at U.S. or Canadian prime, Bankers' Acceptance rates plus stamping fees or the LIBOR rate, all adjusted by an interest margin, depending upon excess availability. Under the senior credit facility, the Company can borrow an amount based on a percentage of eligible accounts receivable, eligible inventory and property, plant and equipment reduced by outstanding letters of credit. The senior credit facility includes restrictive covenants relating to, among other things, a minimum fixed charge coverage ratio if excess availability falls below $30,000,000 and a capital expenditure limitation of $30,000,000 per year. As of June 30, 2003, the applicable interest rate on this credit facility was 4.5% per annum. The additional available borrowing amount under the senior credit facility is approximately $117,963,000 as of June 30, 2003.


6.  CONVERTIBLE SENIOR SUBORDINATED NOTES
--------------------------------------------------------------------------------

The Company issued $120,000,000 of contingent convertible senior subordinated notes due June 15, 2033. The notes pay interest semi-annually at the rate of 4.0% per annum and beginning with the six-month interest period commencing on June 15, 2008, the Company will pay contingent interest during a six-month interest period if the average trading price of a note equals or exceeds 130.0% of the principal amount of a note during a specified period prior to such six-month interest period. The embedded derivative related to this contingent interest feature is required to be bifurcated and valued separately under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. However, the fair value of this derivative is not material at June 30, 2003. The notes will be general unsecured obligations of the Company and will be subordinated to its present and future senior indebtedness.

The notes are convertible under certain limited circumstances into shares of the Company's common stock at an initial conversion rate of 34.2583 shares of the Company's common stock per $1,000 principal amount of notes, representing a conversion price of $29.19 per common share.

The Company has the right to redeem the notes after June 15, 2008, but before June 15, 2011, at a redemption price equal to par plus accrued interest, if any, if the closing price of the Company's common stock has exceeded 130.0% of the conversion price then in effect over 20 trading days out of a period of 30 consecutive trading days. After June 15, 2011, the Company may redeem the notes at any time. Holders of the notes have the right to require the Company to repurchase all or some of their notes on June 15, 2011, 2013, 2018, 2023 and 2028 at a price equal to par plus accrued interest, if any, payable in cash. Holders of the notes also have the right to require the Company to purchase all or some of their notes at a cash purchase price equal to par plus accrued interest, if any, upon the occurrence of certain change of control events that occur prior to June 15, 2011.


7.  DERIVATIVE FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

The components of the adjustment to accumulated other comprehensive loss for derivatives qualifying as hedges of future cash flows at December 31, 2002 and June 30, 2003 are presented in the following table (in thousands):

                                            Adjustment
                                              of Fair     Income       Net
                                             Value of       Tax     Unrealized
                                            Derivatives   Effects   Loss (Gain)
                                           -------------------------------------

Balance at December 31, 2002...............          $-          $-          $-
Change in values of derivatives
   qualifying as cash flow hedges..........         771        (270)        501
                                           -------------------------------------
Balance at June 30, 2003...................        $771       $(270)       $501
                                           =====================================

The unrealized loss as of June 30, 2003 reflects the Company's use of interest rate swaps to convert variable rate debt to fixed rate debt and the decline in interest rates from the inception date of the derivative contracts. During the quarter ended June 30, 2003, no additional interest expense was recorded as the cash flow hedge was considered to be effective. The accumulated other comprehensive loss (along with the corresponding swap liability) will be adjusted as market interest rates change over the remaining life of the swap.

The Company uses derivatives for hedging purposes only and does not enter into derivative financial instruments for trading or speculative purposes. As part of managing the exposure to changes in market interest rates, the Company, as an end user, enters into various interest rate swap transactions in the over-the-counter markets, with other financial institutions acting as principal counterparties. To ensure both appropriate use as a hedge and hedge accounting treatment, all derivatives are designated according to a hedge objective against the revolving credit facility. The Company's primary hedge objectives include the conversion of variable rate debt to fixed rates. The notional amounts, rates, indices and maturities of the Company's derivatives are required to closely match the related terms of the Company's hedged liabilities.

The following table presents the notional principal amounts of interest rate swaps by class and the corresponding hedge objectives at June 30, 2003 (in thousands):

Interest Rate Swaps              Notional Amount     Description
--------------------------------------------------------------------------------

Floating to fixed rate swaps      $50,000            Effectively converts the
   (cash flow hedges)                                  interest rate on an
                                                       equivalent amount of
                                                       variable rate borrowings
                                                       to a fixed rate

8.  INVENTORIES
--------------------------------------------------------------------------------

Inventories at June 30, 2003 and December 31, 2002 consist of the following (in thousands):

                                                           2003        2002
                                                       -------------------------

Finished goods.........................................    $109,127    $109,878
Work-in-process........................................      11,450       7,982
Raw materials..........................................      57,639      80,480
Storeroom parts........................................      11,871      11,867
                                                       -------------------------
                                                           $190,087    $210,207
                                                       =========================

Inventories are principally valued at the lower of average cost or market.

9.  SEGMENT INFORMATION
--------------------------------------------------------------------------------

The following table sets forth data (in thousands) for the three and six months ended June 30, 2003 and 2002, regarding the continuing reportable industry segments of energy products and industrial products of the Company. Intersegment sales are not material. Identifiable assets are those used in the Company's operations in each segment.

                                  Energy    Industrial
                                 Products    Products    Corporate     Total
                               -------------------------------------------------
Three Months Ended June 30, 2003
--------------------------------
Net sales......................    $131,196     $63,729          $-    $194,925
Income (loss) from operations..       4,144        (283)          -       3,861
Identifiable assets............     419,189     154,988      69,668     643,845
Goodwill.......................      58,306      54,582           -     112,888
Depreciation and amortization..       3,613         939       1,093       5,645
Capital expenditures...........       1,387         980       2,947       5,314

Six Months Ended June 30, 2003
------------------------------
Net sales......................    $283,609    $130,754          $-    $414,363
Income (loss) from operations..       7,423        (966)          -       6,457
Identifiable assets............     419,189     154,988      69,668     643,845
Goodwill.......................      58,306      54,582           -     112,888
Depreciation and amortization..       7,044       1,878       2,098      11,020
Capital expenditures...........       2,772       1,869       3,365       8,006

Three Months Ended June 30, 2002
--------------------------------
Net sales......................     $84,766     $21,688          $-    $106,454
Income from operations.........       2,181         333           -       2,514
Identifiable assets............     293,207      72,560      77,016     442,783
Goodwill.......................      42,110           -           -      42,110
Depreciation and amortization..       2,746       1,388       1,187       5,321
Capital expenditures...........       5,007         980       1,029       7,016

Six Months Ended June 30, 2002
------------------------------
Net sales......................    $170,024     $40,353          $-    $210,377
Income (loss) from operations..       7,968      (1,372)          -       6,596
Identifiable assets............     293,207      72,560      77,016     442,783
Goodwill.......................      42,110           -           -      42,110
Depreciation and amortization..       5,157       2,433       2,114       9,704
Capital expenditures...........       8,488       2,095       2,048      12,631

Segment information is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard is based on a management approach which requires segmentation based upon the Company's internal organization and reporting of revenue and operating income based upon internal accounting methods.

On January 1, 2003, the Company revised its segments. The two new segments are designed to improve the alignment of strategies and objectives between sales, marketing and production; provide for more timely and rational allocation of resources within businesses and focus long-term planning efforts on key objectives and initiatives. The Company's two segments are Energy Products and Industrial Products.

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

The corporate information in the above table is not considered a segment; however, it represents the corporate assets necessary for the day-to-day operations of the Company (that are not identifiable to the reporting segments) and their related depreciation, amortization and capital expenditures.

10.  STOCK-BASED COMPENSATION
--------------------------------------------------------------------------------

The Company has three employee stock option plans and two stock option plans for eligible directors allowing for incentive and non-qualified stock options. Effective January 1, 2003, the Company adopted SFAS No. 148, "Accounting for Stock-Based Compensation," which allows the Company to account for stock option plans under the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Pursuant to the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, pro forma net income and earnings per share are presented in the table below as if compensation cost for stock options was determined as of the grant date under the fair value method (in thousands, except per share information):

                                   Three Months Ended     Six Months Ended
                                        June 30,               June 30,
                                   2003        2002        2003        2002
                               -------------------------------------------------

Net income, as reported........      $1,063        $980      $1,305      $3,337
Deduct: total stock-based
 employee compensation expense
 determined under fair value-
 based method for all awards,
 net of related tax effects....        (562)       (287)       (994)       (496)
                               -------------------------------------------------
Pro forma net income...........        $501        $693        $311      $2,841
                               =================================================

Basic earnings per share
 Net income - as reported......       $0.03       $0.03       $0.03       $0.09
 Net income - pro forma........       $0.01       $0.02       $0.01       $0.08

Diluted earnings per share
 Net income - as reported......       $0.03       $0.03       $0.03       $0.09
 Net income - pro forma........       $0.01       $0.02       $0.01       $0.08

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

The compensation expense associated with the fair value of the options calculated for the three months and six months ended June 30, 2003 and 2002, is not necessarily representative of the potential effects on reported net income
(loss) in future periods. The fair value of each option grant is estimated on the date of the grant by use of the Black-Scholes option pricing model.


11.  CAPITAL STOCK
--------------------------------------------------------------------------------

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


12.  EARNINGS PER COMMON SHARE
--------------------------------------------------------------------------------

Basic earnings per share exclude any dilutive effects of options but include the exchangeable shares (as further discussed in Note 11) from the business combination with Prudential on an as-if exchanged basis. Diluted earnings per share include the exchangeable shares on an as-if exchanged basis and the net effect of stock options.

The reconciliation for diluted earnings per share for the three and six months ended June 30, 2003 and 2002 is as follows (in thousands):

                                  Three Months Ended       Six Months Ended
                                       June 30,                 June 30,
                                   2003        2002        2003        2002
                               -------------------------------------------------

Average shares outstanding.....      41,855      37,521      41,533      35,339
Dilutive effect of outstanding
 stock options.................         430         453         392         423
                               -------------------------------------------------
Average shares deemed
 outstanding...................      42,285      37,974      41,925      35,762
                               =================================================
Net income used in the
 calculation of basic and
 diluted earnings per share....      $1,063        $980      $1,305      $3,337
                               =================================================


13.  COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

The following table sets forth the components of other comprehensive income for the three and six months ended June 30, 2003 and 2002 (in thousands):

                                  Three Months Ended      Six Months Ended
                                        June 30,               June 30,
                                   2003        2002        2003        2002
                               -------------------------------------------------

Net income.....................      $1,063        $980      $1,305      $3,337
Change in fair value of
 derivative qualifying as a
 cash flow hedge...............        (127)          -        (501)          -
Foreign currency translation...       3,392       1,462       6,068       2,273
adjustment
Minimum pension liability
 adjustment....................        (151)        (33)       (276)        (31)
                               -------------------------------------------------
Comprehensive income...........      $4,177      $2,409      $6,596      $5,579
                               =================================================

                     Independent Accountants' Review Report

The Board of Directors and Stockholders
Maverick Tube Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Maverick Tube Corporation and Subsidiaries as of June 30, 2003, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2003 and 2002, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Maverick Tube Corporation and Subsidiaries as of December 31, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended [not presented herein] and in our report dated February 3, 2003, except for Note 18, as to which the date is February 19, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                             /s/ Ernst & Young LLP

August 4, 2003
St. Louis, Missouri

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

The market data and other statistical information used throughout this quarterly report are based on independent industry publications, government publications, reports by market research firms or other published independent sources. Some data are also based on our good faith estimates that are derived from our review of internal surveys, as well as the independent sources listed above. Although we believe these sources are reliable, we have not independently verified the information and cannot guarantee its accuracy and completeness.

All amounts are expressed in U.S. dollars unless otherwise indicated.

OVERVIEW
--------------------------------------------------------------------------------

We are a leading North American producer of welded tubular steel products used in energy and industrial applications. We are the largest producer of oil country tubular goods ("OCTG") and line pipe products for use in newly drilled oil and gas wells and for transporting oil and natural gas. We primarily sell these products to distributors in the U.S. and Canada. We expanded our business into coiled tubing products with our acquisition of Precision Tube Holding Corporation ("Precision") and SeaCAT Corporation ("SeaCAT"). Coiled tubing products are used primarily to maintain existing wells and to complete new wells. We sell coiled tubing to customers throughout North America and internationally. OCTG, line pipe and coiled tubing products comprise our energy product line. We also manufacture structural tubing, also known as hollow structural sections or HSS, standard pipe and pipe piling. In January 2003, we entered the steel electrical conduit business with our acquisition of the tubular division of The LTV Corporation. Structural tubing, standard pipe, pipe piling and steel electrical conduit products comprise our industrial product line. We sell these industrial products to service centers, fabricators and end-users. During the second quarter of 2003, energy products accounted for approximately 67% of our total revenues.

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

The following table illustrates certain factors related to industry-wide drilling activity, energy prices, OCTG consumption, shipment, imports and inventories for the periods presented:

                                                          Three Months Ended
                                                                June 30,
                                                           2003        2002
                                                       -------------------------

U.S. Market Activity:
Average rig count......................................       1,028         806
                                                       =========================
Average U.S. energy prices
  Oil per barrel (West Texas Intermediate).............      $29.10      $26.18
                                                       =========================
  Natural gas per MCF (Average U.S.)...................       $5.34       $3.23
                                                       =========================

U.S. OCTG Consumption:
    (in thousands of tons)
  U.S. producer shipments..............................         604         396
  Imports..............................................         194         108
  Inventory (increase)/decrease........................        (124)         43
  Used pipe............................................          17          24
                                                       -------------------------
   Total U.S. Consumption..............................         691         571
                                                       =========================

Canadian Market Activity:
Average rig count......................................         203         144
                                                       =========================
Average Canadian energy prices
  Natural gas per U.S. $ per MCF
  (Average Alberta spot price).........................       $5.16       $2.93
                                                       =========================

Canadian OCTG Consumption:
    (in thousands of tons)
  Canadian producer shipments..........................         117          74
  Imports..............................................          47          34
  Inventory (increase)/decrease........................         (33)        (11)
                                                       -------------------------
   Total Canadian Consumption..........................         131          97
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

According to published industry reports, average U.S. drilling for the second quarter of 2003 was approximately 1,028 rigs, representing an increase of 27.5% compared to the second quarter of 2002. Natural gas drilling increased by 28.7%, while oil related drilling increased by 23.5%. The higher drilling levels for both oil and natural gas were primarily attributable to significant increases in oil and natural gas prices, up by 11.1% and 65.3%, respectively. Drilling levels increased throughout the second quarter of 2003, as the rig count at the end of the quarter was approximately 3.8% higher than the average rig count during the quarter.

According to published industry reports, average Canadian drilling for the second quarter of 2003 was approximately 203 rigs, representing an increase of 41.0% compared to the second quarter of 2002. The higher drilling levels were primarily attributable to significant increases in oil and natural gas prices, up by 11.1% and 76.1%, respectively. Drilling levels increased throughout the second quarter of 2003, as the rig count at the end of the quarter was approximately 51.7% higher than the average rig count during the quarter.

Imports into the U.S. increased by 79.6%, with import market share increasing from 18.9% during the second quarter of 2002 to 28.1% during the second quarter of 2003. During the second quarter of 2003, U.S. producer shipments of OCTG increased 52.3% as compared to the comparable prior year period. During the second quarter of 2003, U.S. producer shipments were positively impacted by industry inventory build-ups that resulted in an additional 17.9% of consumption. During the second quarter of 2002, U.S. producer shipments were negatively impacted by industry inventory draw-downs that supplied an additional 7.5% of demand. Management believes that at June 30, 2003, industry inventories were below historical levels in relation to demand, as inventory months of supply decreased 19.4%, from 6.2 months at June 30, 2002 to 5.0 months at June 30, 2003.

As a result of the increased drilling activity, we estimate that total U.S. consumption increased by 21.0% in the second quarter of 2003, compared to the prior year quarter. During that same period, our domestic shipments of OCTG increased 38.2% and our export sales, primarily to Canada, increased by 33.9%. We estimate that our domestic OCTG market share decreased from 19.4% during the quarter ended June 30, 2002 to 18.2% during the quarter ended June 30, 2003. This market share is approximately the market share we have captured historically.

Imports into Canada increased 38.2%, with import market share increasing from 35.1% during the second quarter of 2002 to 35.9% during the second quarter of 2003. During the second quarter of 2003, Canadian producer shipments of OCTG increased by 58.1%. Overall, Canadian shipments in the second quarter 2003 were positively impacted by higher commodity energy prices that led to stronger drilling activity than experienced during the second quarter 2002.

As a result of the increased drilling activity, we estimate that total Canadian consumption increased by 35.1% in the second quarter of 2003, compared to the prior year quarter. During that same period, our Canadian shipments of OCTG increased 32.4%. We estimate that our Canadian OCTG market share of domestic shipments increased from 37.6% during the quarter ended June 30, 2002 to 37.7% during the quarter ended June 30, 2003.

Line Pipe

Published information suggests that U.S. demand for line pipe decreased during the second quarter of 2003 by an estimated 11.3%, and domestic shipments decreased by 16.9% as the import market share increased from 31.2% to 37.9%. Canadian demand for line pipe increased during the second quarter by an estimated 35.1%, and domestic shipments increased by 45.0% due to more project work than in the second quarter 2002. Import volumes decreased by 58.2%, and the import market share decreased from 87.2% for the second quarter 2002 to 27.0% for the second quarter 2003.

Coiled Tubing

Coiled tubing is continuously milled steel tubing that is used in four primary applications: down-hole well servicing, production tubing, line pipe, and umbilical lines for controlling subsea wellheads. Commodity pricing and industry cash flow are primary drivers of demand for this product. Industry cash flow fell throughout 2002 as natural gas prices declined. Expectations for 2003 are for increased activity in the energy industry as a whole which should positively influence demand for coiled tubing in each of its applications.

Industrial Products Demand and Consumption
------------------------------------------

Given the numerous applications for our industrial products, sources of demand for these products are diversified. Demand depends on the general level of economic activity in the construction, transportation, agricultural, material handling and recreational market segments; the use of structural tubing as a substitute for other structural steel forms, such as I-beams and H-beams and draw-downs of existing customer inventories.

We estimate that the U.S. demand for structural tube products (commonly referred to as hollow structural sections or HSS) of the type we produce decreased 4.3% during the second quarter of 2003 over the prior year period. Total U.S. producer shipments decreased 8.8% during the second quarter of 2003 over the prior year period as import market share increased from 19.4% to 23.2%. Imports increased due to a stronger Canadian and Turkish presence in the structural tube market.

On December 31, 2002, we acquired the tubular division of the LTV Corporation and expanded our industrial product line into electrical conduit. Electrical conduit is primarily used as sheathing for electrical and computer wiring in industrial, commercial and institutional construction, which are classified as non-residential construction. As such, electrical conduit demand is primarily influenced by changes in spending on non-residential construction expenditures. Published forecasts for non-residential construction activity in 2003 are mixed, ranging from flat to a drop of 7.7%. We estimate that the U.S. demand for electrical conduit of the types we produce decreased by 21.7% during the second quarter of 2003 as compared to the prior year period bringing the total year to date decrease in demand to 15.1%. Maverick and three other domestic producers manufacture most of the electrical conduit consumed in the U. S. The import and export markets for conduit are limited because this light walled product is easily damaged during shipping.

Standard pipe is used primarily in construction applications for transporting water, steam, gases, waste, etc. Demand for this product is primarily affected by general economic activity and non-residential construction expenditures. According to published reports and management estimates, preliminary numbers indicate that U.S. standard pipe demand in the second quarter was down from last year by about 6%. Import market share increased from 31.4% to 35.3% resulting in a decline in domestic shipments of about 11.3%.

Pricing and Costs of Our Products
---------------------------------

Pricing of our products was up during the second quarter of 2003. Pricing of U.S. energy products was up 1.9% compared to the prior year quarter. Pricing of U.S. industrial products, excluding electrical conduit and mechanical tubing, was up 7.0% compared to the prior year quarter. This pricing increase was primarily due to increased steel costs being passed on to our customers. However, the addition of the tubular division of The LTV Corporation, which added both electrical conduit and mechanical tubing, increased the average selling price of our U.S. industrial product line by an additional 36.8%. These products are more value added and thus sell for a higher price. Pricing of Canadian energy and industrial products was up 16.2% and 11.4%, respectively, compared to the prior year quarter. Canadian prices were impacted by an 11.3% increase in the exchange rate.

Average steel costs included in cost of goods sold increased during the second quarter of 2003 over the second quarter of 2002 by $47 per ton, or 16.2%. The majority of this change resulted from our major supplier of steel effecting several price increases (offset by several price decreases) since January 1, 2002, which resulted in a net increase of $65 per ton. Replacement cost of hot rolled steel is approximately 10.1% below the average cost of goods sold per unit experienced during the quarter ended June 30, 2003.

Purchased steel represents approximately two-thirds of our cost of goods sold. As a result, the steel industry, which is highly volatile and cyclical in nature, affects our business both positively and negatively. Numerous factors, most of which are beyond our control, drive the cycles of the steel industry and influence steel prices, including general economic conditions, industry capacity utilization, import duties and other trade restrictions and currency exchange rates. Changes in steel prices have a significant impact on the margin levels of our energy products because energy product pricing is driven by OCTG and line pipe demand and not steel costs. In addition, we depend on a few suppliers for a significant portion of our steel. The loss of one or more of our significant steel suppliers could affect our ability to produce our products and could have a material adverse effect on our business.

Impact of Market Conditions
---------------------------

The OCTG market conditions described above impacted our operations and our competitors significantly during the second quarter of 2003 as sales returned to normal levels throughout the second quarter of 2003 due to the increase in drilling activity. The increase in drilling levels during the second quarter of 2003 resulted in higher-than-expected sales. Consequently, industry-wide inventory levels increased during the year and the impact of these inventory increases had a positive impact on domestic shipments. As our recent experience indicates, oil and gas prices are volatile and can have a substantial effect on drilling levels and resulting demand for our energy related products. Uncertainty also exists as to the future demand and pricing for our electrical conduit, HSS and other industrial products.

Trade Cases
-----------

The Section 201 trade case signed by the President in March 2002 provides a three-year program of quotas and tariffs covering a wide range of imported steel products with the exception of OCTG. Of specific interest to our business, imported flat rolled products, including hot rolled steel coils, are subject to a three-year decreasing tariff system of 30%, 24% and 18%. Also, our standard pipe product line and HSS product line are subject to this same tariff system of 15%, 12% and 9%. Our OCTG and electrical conduit product lines were not protected in the trade case ruling. The Section 201 trade case is scheduled for a review in September 2003. The President may continue, adjust or eliminate the tariffs based upon the results of this review.

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

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Overall Company
---------------

Net sales of $194.9 million recorded for the second quarter of 2003 represent an increase of $88.5 million, or 83.1%, compared to the prior year period. These results were primarily attributable to an increase of 63.9% in total product shipments, from 179,371 tons in the second quarter of 2002 to 294,033 tons in the second quarter of 2003. Also, overall average net selling prices increased from the comparable quarter of the prior year by 11.8%, from an average of $593 per ton to $663 per ton. The increase we experienced in shipments and average selling prices primarily resulted from our acquisitions of the tubular division of The LTV Corporation and SeaCAT as none of these acquisitions contributed to our operations during the second quarter of 2002 and the strengthening market conditions in the energy segment. See "Overview."

Net sales of $414.4 million recorded for the six months ended June 30, 2003 represent an increase of $204.0 million, or 97.0%, compared to the prior year period. These results were primarily attributable to an increase of 70.6% in total product shipments, from 363,854 tons in the six months ended June 30, 2002 to 620,705 tons in the six months ended June 30, 2003. Also, overall average net selling prices increased from the comparable quarter of the prior year by 15.6%, from an average of $578 per ton to $668 per ton. The increase we experienced in shipments and average selling prices primarily resulted from our acquisitions of Precision, the tubular division of The LTV Corporation and SeaCAT and the strengthening market conditions in the energy segment. The tubular division of The LTV Corporation and SeaCAT acquisitions did not contribute to our operations during the six months ended June 30, 2002 and the Precision acquisition only contributed to our operations during the quarter ended June 30, 2002. See "Overview."

Cost of goods sold of $179.3 million recorded for the second quarter of 2003 represents an increase of $85.1 million, or 90.3%, compared to the prior year period. Overall unit cost per ton of products sold increased from the comparable quarter of the prior year by 16.2%, from an average of $525 per ton to $610 per ton. Costs increased as a result of our recent acquisitions of the tubular division of The LTV Corporation and SeaCAT as none of these acquisitions contributed to our operations during the second quarter of 2002. These entities product lines are more value added and thus have higher steel and conversion costs associated with them. The increase was also partially due to a net increase in steel cost. See "Overview."

Cost of goods sold of $383.8 million recorded for the six months ended June 30, 2003 represents an increase of $197.3 million, or 105.8%, compared to the prior year period. Overall unit cost per ton of products sold increased from the comparable period of the prior year by 20.5%, from an average of $513 per ton to $618 per ton. Costs increased as a result of our recent acquisitions of Precision, the tubular division of The LTV Corporation and SeaCAT. These entities product lines are more value added and thus have higher steel and conversion costs associated with them. The tubular division of The LTV Corporation and the SeaCAT acquisitions did not contribute to our operations during the six months ended June 30, 2002 and the Precision acquisition only contributed to our operations during the quarter ended June 30, 2002. The increase was also partially due to a net increase in steel cost. See "Overview."

The Company earned a gross profit of $15.6 million during the second quarter of 2003, compared to a gross profit of $12.2 million in the prior year period. Gross profit per ton was $53 per ton as compared to $68 per ton in the comparable prior year period. Gross profit per ton decreased because the higher steel costs more than offset the higher selling prices experienced by the Company. Accordingly, gross profit, as a percentage of net sales, was 8.0% for the three-month period ended June 30, 2003, compared to a gross profit, as a percentage of net sales, of 11.5% for the comparable prior year period.

The Company earned a gross profit of $30.6 million during the six months ended June 30, 2003, compared to a gross profit of $23.9 million in the prior year period. Gross profit per ton was $49 per ton as compared to $66 per ton in the comparable prior year period. Gross profit per ton decreased because the higher steel costs more than offset the higher selling prices experienced by the Company. Accordingly, gross profit, as a percentage of net sales, was 7.4% for the six-month period ended June 30, 2003, compared to a gross profit, as a percentage of net sales, of 11.3% for the comparable prior year period.

Selling, general and administrative expenses increased $2.1 million, or 21.6%, from $9.7 million in the second quarter of 2002 to $11.8 million in the second quarter of 2003. This increase resulted primarily from the additional expenses associated with the tubular division of The LTV Corporation. See "Overview." Selling, general and administrative expenses as a percentage of net sales in the second quarter of 2003 were 6.0% compared to 9.1% for the comparable prior year period. The decrease was due to the higher shipment levels in the second quarter of 2003 compared to the second quarter of 2002.

Selling, general and administrative expenses increased $7.2 million, or 42.6%, from $16.9 million for the six months ended June 30, 2002 to $24.1 million for the six months ended June 30, 2003. This increase resulted primarily from the additional expenses associated with the Precision and the tubular division of The LTV Corporation businesses. See "Overview." Selling, general and administrative expenses as a percentage of net sales for the six months ended June 30, 2003 were 5.8% compared to 8.0% for the comparable prior year period. The decrease was due to the higher shipment levels in the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

Interest expense increased $1.3 million or 146.9%, from $0.9 million in the second quarter of 2002 to $2.2 million in the second quarter of 2003. This increase was due to higher average borrowings (primarily as a result of the acquisitions of the tubular division of The LTV Corporation and the SeaCAT Corporation and the issuance of the convertible senior subordinated notes in June 2003) and lower average interest rates during the second quarter 2003 compared to the second quarter of 2002. Our debt to capitalization ratio increased from 29.1% at December 31, 2002 to 34.9% at June 30, 2003.

Interest expense increased $2.6 million or 139.5%, from $1.9 million in the six months ended June 30, 2002 to $4.4 million in the six months ended June 30, 2003. This increase was due to higher average borrowings (primarily as a result of the acquisitions of Precision, the tubular division of The LTV Corporation and the SeaCAT Corporation and the issuance of the convertible senior subordinated notes in June 2003) and lower average interest rates during the six months ended June 30, 2003 compared to six months ended June 30, 2002.

The provision for income taxes was $0.6 million for the second quarter of 2003, compared to the prior year's provision of $0.6 million. The provision for income taxes remained flat due to the generation of pre-tax income of $1.7 million for the second quarter of 2003, compared to the pre-tax income in the second quarter of 2002 of $1.6 million.

The provision for income taxes was $0.7 million for the six months ended June 30, 2003, compared to the prior year's provision of $1.9 million. This change is attributable to the generation of pre-tax income of $2.0 million for the six months ended June 30, 2003, compared to the pre-tax income in the six months ended June 30, 2002 of $4.7 million.

Net income of $1.1 million was generated in the second quarter of 2003, an increase of $0.1 million from the comparable prior year period. Net income of $1.3 million was generated in the six months ended June 30, 2003, a decrease of $2.0 million from the comparable prior year period.

Segment Information
-------------------

The Company revised its segments for 2003. The Company's two segments are now the Energy Products segment and the Industrial Products segment.

Energy Products Segment
-----------------------

Energy product sales of $131.2 million for the second quarter of 2003 represented an increase of $46.4 million, or 54.8%, compared to the prior year period. Energy product shipments increased 63,936 tons, or 49.0%, from 130,571 tons to 194,507 tons. Energy product shipments primarily increased due to the U.S. and Canadian rig counts increasing from 806 and 144 active rigs, respectively, for the second quarter of 2002 to 1,028 and 203 active rigs, respectively, for the second quarter of 2003. Overall average net selling prices for energy products increased from the comparable quarter of the prior year by 4.0%, from an average of $649 per ton to $675 per ton. The increase in energy product sales was primarily due to strengthening market conditions and the additional sales attributable to the Precision and SeaCAT businesses. See "Overview."

Energy product sales of $283.6 million for the six months ended June 30, 2003 represented an increase of $113.6 million, or 66.8%, compared to the prior year period. Energy product shipments increased 151,155 tons, or 55.9%, from 270,203 tons to 421,358 tons. Energy product shipments primarily increased due to the U.S. and Canadian rig counts increasing from 812 and 265 active rigs, respectively, for the six months ended June 30, 2002 to 964 and 348 active rigs, respectively, for the six months ended 2003. Overall average net selling prices for energy products increased from the comparable period of the prior year by 7.0%, from an average of $629 per ton to $673 per ton. The increase in energy product sales was primarily due to strengthening market conditions and the additional sales attributable to the Precision and SeaCAT businesses. See "Overview."

Energy product cost of goods sold of $119.1 million for the second quarter of 2003 represented an increase of $44.4 million, or 59.4%, compared with the prior year period. The increase was primarily due to increased product shipments and higher steel costs. See "Overview." Gross profit for energy products of $12.1 million for the quarter ended June 30, 2003 compared to a gross profit of $10.1 million for the prior year period. See "Overview." Gross profit was $62 per ton as compared to $77 per ton in the comparable prior year period, reflecting higher steel prices, partially offset by stronger selling prices and higher fixed cost absorption. Energy product gross profit margin percentage was 9.3% for the quarter ended June 30, 2003, compared to a gross profit margin percentage of 11.9% for the prior year period.

Energy product cost of goods sold of $259.9 million for the six months ended June 30, 2003 represented an increase of $111.6 million, or 75.3%, compared with the prior year period. The increase was primarily due to increased product shipments and higher steel costs. See "Overview." Gross profit for energy products of $23.7 million for the six months ended June 30, 2003 compared to a gross profit of $21.7 million for the prior year period. See "Overview." Gross profit was $56 per ton as compared to $80 per ton in the comparable prior year period, reflecting higher steel prices, partially offset by stronger selling prices and higher fixed cost absorption. Energy product gross profit margin percentage was 8.4% for the six months ended June 30, 2003, compared to a gross profit margin percentage of 12.8% for the prior year period.

Industrial Products Segment
---------------------------

Industrial product sales of $63.7 million for the second quarter of 2003 represented an increase of $42.1 million, or 193.8%, compared with the prior year period. Industrial product shipments increased 50,726 tons, or 103.9%, from 48,800 tons to 99,526 tons. This increase in industrial product sales and shipments resulted from the additional $43.3 million in sales and 56,346 tons attributable to the industrial products sold by the tubular division of The LTV Corporation. See "Overview." Overall average net selling price for industrial products increased 44.1% from the comparable quarter of the prior year from an average of $444 per ton to $640 per ton. The addition of the tubular division of The LTV Corporation that added both electrical conduit and mechanical tubing increased the average selling price of our industrial product line by an additional 36.8%. These products are more value-added and thus sell for a higher price.

Industrial product sales of $130.8 million for the six months ended June 30, 2003 represented an increase of $90.4 million, or 224.0%, compared with the prior year period. Industrial product shipments increased 105,696 tons, or 112.9%, from 93,651 tons to 199,347 tons. This increase in industrial product sales and shipments resulted from the additional $92.1 million in sales and 118,567 tons attributable to the industrial products sold by the tubular division of The LTV Corporation. See "Overview." Overall average net selling price for industrial products increased 52.2% from the comparable period of the prior year from an average of $431 per ton to $656 per ton. The addition of the tubular division of The LTV Corporation that added both electrical conduit and mechanical tubing increased the average selling price of our industrial product line by an additional 36.3%. These products are more value-added and thus sell for a higher price.

Industrial product cost of goods sold of $60.2 million in the second quarter of 2003 represented an increase of $40.7 million, or 207.9%, from the prior year period. The increase was primarily due to increased product shipments and higher steel costs. See "Overview." Gross profit for industrial products of $3.5 million for the quarter ended June 30, 2003 compared to a gross profit of $2.1 million for the prior year period. The increase in gross profit was primarily attributable to the addition of the industrial products from the tubular division of The LTV Corporation. Gross profit was $35 per ton as compared to $44 per ton in the comparable prior year period, reflecting higher steel costs, partially offset by stronger selling prices. Industrial product gross profit margin percentage was 5.5% for the quarter ended June 30, 2003, compared to 9.8% gross profit margin during the prior year period.

Industrial product cost of goods sold of $123.9 million in the six months ended June 30, 2003 represented an increase of $85.7 million, or 224.3%, from the prior year period. The increase was primarily due to increased product shipments and higher steel costs. See "Overview." Gross profit for industrial products of $6.8 million for the six months ended June 30, 2003 compared to a gross profit of $2.1 for the prior year period. The increase in gross profit was primarily attributable to the addition of the industrial products from the tubular division of The LTV Corporation. Gross profit was $34 per ton as compared to $23 per ton in the comparable prior year period, reflecting higher steel prices, partially offset by stronger selling prices. Industrial product gross profit margin percentage was 5.2% for the six months ended June 30, 2003, compared to 5.2% gross profit margin during the prior year period.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

Working capital at June 30, 2003 was $247.4 million, and the ratio of current assets to current liabilities was 4.1 to 1.0. Working capital at December 31, 2002 was $201.2 million, and the ratio of current assets to current liabilities was 2.9 to 1.0. The increase in working capital for the six months ended June 30, 2003 was due to an $18.6 million increase in accounts receivables, $17.1 million increase in cash and cash equivalents, $4.7 million increase in income taxes receivable and $41.3 million decrease in accounts payable partially offset by a $20.1 million decrease in inventory, $6.1 million increase in accrued liabilities and $6.1 million increase in deferred revenue. The primary reason for the increase in cash and cash equivalents and the decrease in accounts payable was the issuance of the convertible senior subordinated notes in June 2003. Cash used by operating activities was $12.0 million for the six months ended June 30, 2003.

Cash used by investing activities was $12.0 million for the six months ended June 30, 2003, attributable primarily to the cash paid in connection with the acquisition of SeaCAT ($4.0 million, net of cash received) and $8.0 million for expenditures on property, plant and equipment.

Cash provided by financing activities was $40.5 million for the six months ended June 30, 2003.

We have a senior credit facility providing for up to a $185.0 million revolving line of credit. In addition, we have outstanding letters of credit under this agreement representing an additional $1.5 million at June 30, 2003. Interest is payable monthly either at U.S. or Canadian prime, Bankers' Acceptance rates plus stamping fees or the LIBOR rate, all adjusted by an interest margin, depending upon certain financial measurements. Under the revolving senior credit facility, we can borrow an amount based on a percentage of eligible accounts receivable, eligible inventory and property, plant and equipment reduced by outstanding letters of credit. The additional available borrowings under the senior credit facility is approximately $118.0 million as of June 30, 2003. The senior credit facility includes a restrictive covenant relating to maintaining a minimum fixed charge coverage ratio if availability falls below $30.0 million. The senior credit facility also limits capital expenditures to $30.0 million per year and limits our ability to pay dividends, create liens, sell assets or enter into transactions with affiliates without the consent of the lenders.

We anticipate we will comply with the covenants in 2003 and beyond; however, if our operations are less than projected, we could be in default under this facility. We believe that our projections for 2003 are based on reasonable assumptions and that it is unlikely that we would default absent any material negative event affecting our industry and the economy as a whole. Although we would attempt to obtain an amendment to the facility to cure this breach or a waiver from the lender, we cannot give any assurance that we could obtain an amendment or waiver or one with terms as favorable as the terms of the facility. If we are unable to obtain an amendment or waiver, we would remain in default and the lender would have the right to exercise all of its remedies, including, without limitation, the ability to accelerate all of the debt under the facility. We also believe our lender would provide waivers if necessary. However, our expectation of future operating results and continued compliance with our debt covenants cannot be ensured, as we do not control our lender's actions. If our projections are not achieved and our debt is placed in default, we would experience a material adverse impact on our reported financial position and results of operations.

We have entered into an interest rate swap agreement with a total notional amount of $50.0 million that fixes the LIBOR-based variable rate in our senior credit facility at 2.24% (before the applicable margin). The swap agreement terminates on March 21, 2005. The swap is being accounted for as cash flow hedge under SFAS No. 133. Accordingly, the difference between the interest received and interest paid is reflected as an adjustment to interest expense. Under the terms of the swap agreement, the next settlement amount is not due until September of 2003. At June 30, 2003, the swap agreement is reflected in the accompanying consolidated balance sheet in other accrued liabilities at its fair value of $0.8 million. The unrealized loss on the fair value of the swap agreement is reflected, net of taxes, in other comprehensive loss.

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

Our capital budget for 2003 is approximately $23.2 million, of which $8.0 million was expended during the six-month period ended June 30, 2003 The capital budget includes $4.2 million for a new slitter at one of our existing facilities in Hickman, Arkansas, $3.0 million to integrate our enterprise resource planning system into the tubular division of The LTV Corporation and $1.5 million for the construction of a new coiled tubing service center in Red Deer Canada. The remaining $14.5 million of our capital budget will be used to acquire new equipment for our existing manufacturing facilities, and to continue full integration of our recent acquisitions. We expect to meet ongoing working capital and the capital expenditure requirements from a combination of cash flow from operating activities and available borrowings under our revolving credit facility.

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

Areas of uncertainty that require judgments, estimates and assumptions include the valuation of goodwill, the collectibility of accounts receivable, valuation of the note receivable for the sale of the discontinued operations, income tax matters and the pension plan.

Management uses historical experience and all available information to make these judgments and estimates; however, actual results will inevitably differ from those estimates and assumptions that are used to prepare the Company's financial statements at any given time. Despite these inherent limitations, management believes that "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes contained in this report provide a meaningful and fair perspective of the Company.

The Company's critical accounting policies and estimates are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2002, beginning on page 25. The Company's critical accounting policies and estimates did not change during the second quarter of 2003. Management believes that the application of these policies on a consistent basis enables the Company to provide the users of the financial statements with useful and reliable information about the Company's operating results and financial condition.

PROSPECTIVE ACCOUNTING STANDARDS
--------------------------------------------------------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. Implementation of this standard did not have a material impact.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -

Transition and Disclosure - an amendment of FASB Statement No. 123," which provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions relating to interim periods are effective for internal periods beginning after December 15, 2002. We currently intend to continue to account for stock-based compensation under the intrinsic value method and to provide pro forma disclosure of the impact of the fair value method on reported net income.

Effective January 1, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN
45). The interpretation requires disclosure of all guarantee arrangements and requires guarantees issued or revised after December 31, 2002, to be recognized at fair value in the financial statements.

The Company has entered into debt guarantee agreements, related to the sale of the operating assets of its Cold Drawn Tubular Business ("DOM"), which could obligate the Company to make future payments if the primary entity fails to perform under its contractual obligation. Should the Company be required to make any payments pursuant to these guarantees, the Company has a security interest in the underlying assets conveyed to the buyer. At June 30, 2003, these debt guarantees total approximately $1.5 million.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that does not have equity investors with voting rights, or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. The Company will adopt FIN 46 in the third quarter of fiscal 2003 and believes the impact of adopting this standard will not have a material impact on the Company's financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

Interest Rate Risk
------------------

We are subject to interest rate risk to the extent we borrow against our revolving credit facility with variable interest rates. However, we utilize an interest rate swap agreement to moderate a portion of our exposure. We do not use derivative financial instruments for trading or other speculative purposes. Assuming the current level of borrowings and a two-percentage-point change in the average interest rates under these borrowings and taking into account the swap agreement in place, it is estimated that our interest expense for the quarter ended June 30, 2003 would have increased by approximately $0.1 million. In the event of an adverse change in interest rates, management would likely take further actions, in addition to the swap agreement currently in place, that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the further actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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


ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

The Company's management, under the supervision and with the participation of our chief executive officer and chief financial officer have reviewed and evaluated the Company's disclosure controls and procedures as of June 30, 2003. Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and (b) is accumulated and communicated to the Company's management, including the officers, as appropriate to allow timely decisions regarding required disclosure. That there have been no significant changes in the Company's internal controls over financial reporting that have materially affected, or reasonably likely to materially affect, the Company's internal controls over financial reporting.

--------------------------------------------------------------------------------
                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------------------------------------

On June 9, 2003, we issued and sold $100,000,000 aggregate principal amount of our 4.00% Convertible Senior Subordinated Notes due 2033 (the "Notes") in a private placement to J.P. Morgan Securities Inc., Jefferies & Co., Inc. and Raymond James & Associates, Inc. (collectively, the "Initial Purchasers"). On June 20, 2003, we issued and sold an additional $20,000,000 aggregate principal amount of the Notes in connection with the exercise by the Initial Purchasers of their option to purchase additional Notes. Both offerings were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof. We have been advised by the Initial Purchasers that the Notes were subsequently issued only to "qualified institutional buyers" in reliance on Rule 144A promulgated under the Securities Act. The Notes were issued at 100% of the principal amount thereof, plus accrued interest. The Initial Purchasers purchased the Notes from us at 97% of the principal amount thereof, plus accrued interest.

The Notes are convertible by holders into shares of our common stock at an initial conversion rate of 34.2583 shares of our common stock per $1,000 principal amount of notes (subject to adjustment in certain events), which is equal to an initial conversion price of $29.19 per share, under the following circumstances:

o during any calendar quarter if the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last day of the previous calendar quarter is greater than or equal to 120% of the conversion price per share of our common stock on such last trading day;

o during the five business day period after any five consecutive trading day period in which the trading price for the notes for each day of that period was less than 98.0% of the product of the closing price of our common stock and the number of shares of common stock issuable upon conversion of $1,000 principal amount of notes;

o if, during any period that the notes are rated by either Moody's Investors Service, Inc. or Standard & Poor's Rating Group, the rating assigned to the notes by either such rating agency is reduced by two or more rating levels from the level initially assigned, however, we have no obligation to have the notes rated;

o if we call the notes for redemption; or upon the occurrence of specified corporate transactions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

(a) The annual meeting of the Stockholders of the Company was held on May 5, 2003. Of the 41,681,192 shares entitled to vote (39,227,276 common stock and 2,453,916 exchangeable shares) at such meeting, 37,287,864 shares were present at the meeting in person or by proxy.

(b) The individuals listed below were elected as directors of the Company, and with respect to each director, the number of shares voted for and withheld were as follows:

                                                         Number of Shares Voted
     Name of Nominees                                       For       Withheld
     ---------------------------------------------------------------------------

     Gregg Eisenberg...................................  36,540,081     747,783
     C. Robert Bunch...................................  35,520,523   1,767,341
     David H. Kennedy..................................  35,524,409   1,763,455
     Wayne P. Mang.....................................  35,519,409   1,768,455
     Paul McDermott....................................  36,781,479     506,385
     C. Adams Moore....................................  36,746,454     541,410
     J. Donald Wilson..................................  36,754,779     533,085

(c) The Board of Directors' adoption of the Maverick Tube Corporation 2003 Employee Stock Option Plan was not approved with 17,769,527 shares voting for the proposal, 19,192,122 shares voting against the proposal and 326,215 shares abstained.

There were no brokers' non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a) Exhibit No. Description

     10.1 First Amendment to Amended and Restated Credit Agreement dated as of February 28, 2003 among Registrant and its subsidiaries, on the one hand, and the Senior Lenders, on the other hand.

     10.2 Second Amendment to Amended and Restated Credit Agreement dated as of June 2, 2003 among Registrant and its subsidiaries, on the one hand, and the Senior Lenders, on the other hand.

     15.1 Letter re: Unaudited Interim Financial Information

     31.1 Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

     On April 17, 2003, the Company filed a Report on Form 8-K containing the announcement of its first quarter 2003 results.

     On June 3, 2003, the Company filed a Report on Form 8-K containing the announcement of the Company's intent to offer $100 million of contingent convertible senior subordinated notes and the Company's earnings expectations for the quarter ended June 30, 2003.

     On June 4, 2003, the Company filed a Report on Form 8-K containing the announcement of the pricing of the $100 million contingent convertible senior subordinated notes.

     On June 20, 2003, the Company filed a Report on Form 8-K containing the announcement of the issuance of an additional $20 million contingent convertible senior subordinated notes.

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


                                    Maverick Tube Corporation
                                  ----------------------------------------------
                                       (Registrant)



Date:  August 11, 2003            /s/ Gregg Eisenberg
                                  ----------------------------------------------
                                  Gregg Eisenberg, Chairman, President
                                  and Chief Executive Officer
                                  (Principal Executive Officer)


Date:  August 11, 2003            /s/ Pamela G. Boone
                                  ----------------------------------------------
                                  Pamela G. Boone, Vice President - Finance
                                  and Administration and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.                Description
--------------------------------------------------------------------------------

10.1 First Amendment to Amended and Restated Credit Agreement dated as of February 28, 2003 among Registrant and its subsidiaries, on the one hand, and the Senior Lenders, on the other hand.

10.2 Second Amendment to Amended and Restated Credit Agreement dated as of June 2, 2003 among Registrant and its subsidiaries, on the one hand, and the Senior Lenders, on the other hand.

15.1                       Letter re:  Unaudited Interim Financial Information.

31.1                       Chief Executive Officer certification pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                       Chief Financial Officer certification pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                       Chief Executive Officer certification pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                       Chief Financial Officer certification pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.