Form 10-Q
period 2003-11-13
MAVERICK TUBE CORPORATION
filed 2003-11-13
CIK 869087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes XX No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes XX No --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value - 41,957,544 shares as of November 12, 2003

--------------------------------------------------------------------------------
                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES

                                      INDEX
--------------------------------------------------------------------------------

                                                                        PAGE NO.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)                                    3

           Condensed Consolidated Balance Sheets - September 30, 2003
           and December 31, 2002                                               3

           Condensed Consolidated Statements of Income - Three
           and Nine Months Ended September 30, 2003 and 2002                   4

           Condensed Consolidated Statements of Cash Flows - Nine
           Months Ended September 30, 2003 and 2002                            5

           Notes to Condensed Consolidated Financial Statements                7

           Independent Accountants' Review Report                             15

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          16

Item 3.    Quantitative and Qualitative Disclosures About Market
           Risk                                                               28

Item 4.    Controls and Procedures                                            28

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                   29

SIGNATURES                                                                    30

EXHIBIT INDEX                                                                 31

--------------------------------------------------------------------------------
                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
--------------------------------------------------------------------------------

                                                       September 30,December 31,
                                                           2003        2002
                                                       (Unaudited)
                                                       -------------------------
ASSETS
Current assets:
    Cash and cash equivalents..........................     $36,459      $2,551
    Accounts receivable, less allowance of $5,067
      and $5,188 on September 30, 2003 and
      December 31, 2002, respectively..................      98,705      73,660
    Inventories........................................     176,394     210,207
    Deferred income taxes..............................       4,072      11,338
    Income taxes refundable............................       2,667         637
    Prepaid expenses and other.........................       8,435      10,375
                                                       -------------------------
Total current assets...................................     326,732     308,768

Property, plant and equipment, less accumulated
  depreciation of $146,380 and $117,412 on
  September 30, 2003 and December 31, 2002,
  respectively.........................................     185,381     179,244
Goodwill and intangibles...............................     112,910      93,184
Deferred income taxes..................................         972           -
Note receivable........................................       6,627       6,877
Other assets...........................................      11,031       7,810
                                                       -------------------------
                                                           $643,653    $595,883
                                                       =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable...................................     $43,172     $78,457
    Accrued expenses and other liabilities.............      37,199      23,531
    Deferred revenue...................................       5,295       2,608
    Current maturities of long-term debt...............       4,241       2,977
                                                       -------------------------
Total current liabilities..............................      89,907     107,573

Long-term debt, less current maturities................       4,311       2,742
Convertible senior subordinated notes..................     120,000           -
Revolving credit facility..............................      50,207     132,927
Other liabilities......................................      10,356       7,640
Deferred income taxes..................................           -       6,715

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 5,000,000
  authorized shares; 1 share issued and
  outstanding at September 30, 2003 and
  December 31, 2002, respectively......................           -           -
Common stock, $0.01 par value; 80,000,000
  authorized shares; 41,956,544 and
  40,942,976 shares issued and outstanding
  at September 30, 2003 and December 31,
  2002, respectively...................................         420         409
Additional paid-in capital.............................     227,510     212,361
Retained earnings......................................     149,217     139,235
Accumulated other comprehensive loss...................      (8,275)    (13,719)
                                                       -------------------------
                                                            368,872     338,286
                                                       -------------------------
                                                           $643,653    $595,883
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
--------------------------------------------------------------------------------

                                  Three Months Ended      Nine Months Ended
                                     September 30,           September 30,
                                   2003        2002        2003        2002
                               -------------------------------------------------

Net sales......................    $226,753    $117,696    $641,116    $328,073
Cost of goods sold.............     196,988     106,640     580,796     293,163
                               -------------------------------------------------
Gross profit...................      29,765      11,056      60,320      34,910

Selling, general and
 administrative................      15,716       8,910      39,814      25,799
Restructuring charges..........           -           -           -         369
Partial trade case relief......        (950)          -        (950)          -
                               -------------------------------------------------
Income from operations.........      14,999       2,146      21,456       8,742

Interest expense...............       2,711         908       7,153       2,763
                               -------------------------------------------------
Income from continuing
 operations before income taxes      12,288       1,238      14,303       5,979

Provision for income taxes.....       3,611         602       4,321       2,524
                               -------------------------------------------------
Income from continuing
 operations....................       8,677         636       9,982       3,455

Gain on disposal of DOM
 facility, net of income taxes.           -           -           -         518
                               -------------------------------------------------
Net income.....................      $8,677        $636      $9,982      $3,973
                               =================================================

Basic earnings per share
  Income from continuing
   operations..................       $0.21       $0.02       $0.24       $0.09
  Gain on disposal of DOM
   facility....................           -           -           -        0.01
                               -------------------------------------------------
  Net income...................       $0.21       $0.02       $0.24       $0.11
                               =================================================

Diluted earnings per share
  Income from continuing
   operations..................       $0.21       $0.02       $0.24       $0.09
  Gain on disposal of DOM
   facility....................           -           -           -        0.01
                               -------------------------------------------------
  Net income...................       $0.21       $0.02       $0.24       $0.11
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
--------------------------------------------------------------------------------

                                                          Nine Months Ended
                                                             September 30,
                                                           2003        2002
                                                       -------------------------
OPERATING ACTIVITIES
Income from continuing operations......................      $9,982      $3,455
Adjustments to reconcile income from continuing
 operations to net cash provided (used) by operating
 activities:
Depreciation and amortization..........................      16,733      14,137
Deferred income taxes..................................         221         810
Provision for losses on accounts receivable............         609          93
(Gain) loss on sale of equipment.......................          (1)         10
Changes in operating assets and liabilities:
   Accounts receivable.................................     (23,857)    (15,117)
   Inventories.........................................      45,128      (7,920)
   Prepaid expenses and other..........................       2,224        (210)
   Other assets........................................         794      (1,501)
   Accounts payable....................................     (40,098)     39,834
   Accrued expenses and other liabilities..............       8,480     (15,657)
   Deferred revenue....................................       2,687       1,443
                                                       -------------------------
Cash provided by continuing operating activities.......      22,902      19,377

INVESTING ACTIVITIES
Cash paid for acquisitions, net of cash received.......      (4,000)    (56,823)
Expenditures for property, plant and equipment.........     (13,046)    (17,945)
Proceeds from disposal of equipment....................          63          63
                                                       -------------------------
Cash used by investing activities......................     (16,983)    (74,705)

FINANCING ACTIVITIES
Net repayments on revolving credit facility............     (88,192)    (50,894)
Proceeds from convertible senior subordinated notes....     120,000           -
Principal payments on long-term borrowings and notes...      (2,167)     (1,446)
Deferred debt costs....................................      (4,494)          -
Principal payments on long-term note receivable........         250           -
Proceeds from sale of common stock.....................           -      90,370
Proceeds from sale of treasury stock...................           -      15,853
Proceeds from exercise of stock options................       1,902         907
                                                       -------------------------
Cash provided by financing activities..................      27,299      54,790

DISCONTINUED OPERATIONS
Gain on discontinued operations........................           -         518
Adjustments to reconcile income (loss) from
 discontinued operations to net cash used by
 discontinued operations:
     Depreciation......................................           -         376
     Gain on disposal..................................           -        (518)
     Changes in operating assets and other liabilities
      of discontinued operations.......................           -        (742)
     Proceeds from sale of discontinued operations.....           -       1,238
                                                       -------------------------

Net cash provided by discontinued operations...........           -         872

Effect of exchange rate changes on cash................         690        (483)
                                                       -------------------------

Increase (decrease) in cash and cash equivalents.......      33,908        (149)

Cash and cash equivalents at beginning of period.......       2,551       1,940
                                                       -------------------------

Cash and cash equivalents at end of period.............     $36,459      $1,791
                                                       =========================

Supplemental disclosures of cash flow information:
 Noncash investing and financing activities:
    Note receivable for sale of discontinued operations          $-      $8,115
    Stock issued for acquisitions......................     $12,104      $2,290
    Debt issued for acquisition........................      $5,000          $-

See accompanying notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------
                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

(1) BASIS OF PRESENTATION
--------------------------------------------------------------------------------

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

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report in the 2002 Form 10-K.

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.


(2) BUSINESS ACQUISITIONS
--------------------------------------------------------------------------------

Precision Tube Holding Corporation
----------------------------------

On March 29, 2002, the Company completed its acquisition of Precision, a privately held, Houston based, coiled tubular goods manufacturer, in exchange for $60,678,000 cash and 200,000 common shares of the Company. The acquisition was accounted for as a purchase business combination, and the financial statements of Precision have been consolidated from the acquisition date. The cost to acquire Precision has been allocated to the assets acquired and liabilities assumed according to their estimated fair values as described below. The final allocation resulted in acquired goodwill of $43,131,000, which is not deductible for tax purposes. The Company acquired Precision to add premium coiled tubing and coiled line pipe to its product lines.

The Tubular Division of The LTV Corporation
-------------------------------------------

On December 31, 2002, the Company acquired the assets and certain liabilities of the tubular division of The LTV Corporation for $119,863,000 cash (which included a $9,863,000 working capital adjustment). The acquisition was accounted for as a purchase business combination, and the financial statements of the tubular division of The LTV Corporation have been consolidated from the acquisition date. The cost to acquire the tubular division of The LTV
Corporation has been preliminarily allocated to the assets acquired and liabilities assumed according to their estimated fair values as described below. The final fixed asset appraisals, identification of intangible assets and the exit costs associated with the Company's rationalization plans are subject to adjustment as additional information becomes available. The preliminary allocation resulted in acquired goodwill of $54,604,000, which is deductible for tax purposes. The Company acquired the tubular division of The LTV Corporation to add steel electrical conduit to its product lines and to expand its line pipe business.

SeaCAT Corporation
------------------

On February 28, 2003, the Company completed its acquisition of SeaCAT, a privately held, Houston based, coiled tubular goods manufacturer, in exchange for $4,000,000 cash, a $5,000,000 subordinated note and 733,676 common shares of the Company. The purchase price is subject to an earn-out over a three-year period with a maximum payment of $250,000 per year. The acquisition was accounted for as a purchase business combination, and the financial statements of SeaCAT have been consolidated from the acquisition date. The cost to acquire SeaCAT has been preliminarily allocated to the assets acquired and liabilities assumed according to their estimated fair values as described below. The identification of intangible assets is subject to adjustment as additional information becomes available. The preliminary allocation resulted in acquired goodwill of $15,175,000, which is not deductible for tax purposes. The Company acquired SeaCAT to expand its premium coiled tubing operations.

Following is a summary of the net assets and liabilities acquired during 2003 and 2002 (in thousands):

                                                        The tubular
                                                        division of
                                                          The LTV
                                             Precision  Corporation   SeaCAT
                                           -------------------------------------

Purchase price (including transaction
 costs)....................................     $62,966    $122,006     $21,767

Assets acquired:
  Cash.....................................       3,855           5          35
  Accounts receivable......................       8,141      22,208         187
  Inventory................................       4,217      42,462       2,563
  Property, plant and equipment............       7,443      12,874       5,706
  Other assets.............................       5,218       2,541         327
                                           -------------------------------------
                                                 28,874      80,090       8,818
Liabilities acquired:
  Accounts payable.........................      (1,718)     (6,430)     (1,328)
  Other accruals...........................      (7,321)     (6,258)       (898)
                                           -------------------------------------
                                                 (9,039)    (12,688)     (2,226)
  Net assets acquired......................      19,835      67,402       6,592
                                           -------------------------------------
Goodwill...................................     $43,131     $54,604     $15,175
                                           =====================================

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" during 2002. SFAS No. 142 requires that goodwill no longer be amortized but tested for impairment at least annually. On an ongoing basis (absent any impairment indicators), the Company expects to perform its impairment tests during the fourth quarter.


(3) DISCONTINUED OPERATIONS
--------------------------------------------------------------------------------

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

(4) RESTRUCTURING CHARGES
--------------------------------------------------------------------------------

During December 2001, the Company announced its plans to exit its Longview, Washington facility and move the operations to one of its existing buildings in Hickman, Arkansas. As a result, the employment of all 124 employees at the facility was terminated as of September 30, 2002. Restructuring costs recorded in the consolidated statement of income during the nine months ended September 30, 2002 included the following items (in thousands):

Cash costs:
Adjustment to the original estimate................................       $(312)
Other..............................................................         681
                                                                   -------------
Total restructuring costs..........................................        $369
                                                                   =============

Following is a summary of the accrued restructuring liabilities and activity through September 30, 2003 (in thousands):

                                             Employee
                                             Severance     Other       Total
                                           -------------------------------------

Balance, December 31, 2001.................        $581      $1,004      $1,585
Additional costs...........................           -         681         681
Cash payments..............................        (239)     (1,671)     (1,910)
Adjustment to original estimate............        (342)        (14)       (356)
                                           -------------------------------------
Balance, September 30, 2003................          $-          $-          $-
                                           =====================================

The Longview, Washington land and building are held for sale at a carrying value of $6,000,000 and are currently being marketed through a national broker.


(5) REVOLVING CREDIT FACILITY
--------------------------------------------------------------------------------

The Company has a $185,000,000 senior revolving credit facility, which is used to fund its working capital requirements. The facility is secured by all of the Company's accounts receivable, inventories, equipment and real estate, and matures in March 2006. The senior credit facility bears interest at the U.S. or Canadian prime rate, Bankers' Acceptance rates plus stamping fees or the LIBOR rate, all adjusted by an interest margin, depending upon excess availability. Under the senior credit facility, the Company can borrow an amount based on a percentage of eligible accounts receivable, eligible inventory and property, plant and equipment reduced by outstanding letters of credit and other reserves. The senior credit facility includes restrictive covenants relating to, among other things, a minimum fixed charge coverage ratio if excess availability falls below $30,000,000 and a capital expenditure limitation of $30,000,000 per year. As of September 30, 2003, the applicable interest rate on this credit facility was 3.9% per annum and the additional available borrowing amount under the senior credit facility was approximately $123,564,000.


(6) CONVERTIBLE SENIOR SUBORDINATED NOTES
--------------------------------------------------------------------------------

In June 2003, the Company issued $120,000,000 of contingent convertible senior subordinated notes (the "Convertible Notes") due June 15, 2033. The Company pays interest semi-annually on the Convertible Notes at the rate of 4.0% per annum. Beginning with the six-month interest period commencing on June 15, 2008, the Company will pay contingent interest during a six-month interest period if the average trading price of the Convertible Notes equals or exceeds 130.0% of the principal amount of the Convertible Notes during a specified period prior to such six-month interest period. The embedded derivative related to this contingent interest feature is required to be valued separately from the Convertible Note under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. However, the fair value of this derivative is not material at September 30, 2003.

The Convertible Notes are general unsecured obligations of the Company and are subordinated to the Company's present and future senior indebtedness. Also, the Convertible Notes are convertible under certain limited circumstances into shares of the Company's common stock at an initial conversion rate of 34.2583 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes, representing a conversion price of $29.19 per common share.

The Company has the right to redeem the Convertible Notes after June 15, 2008 at a redemption price equal to par plus accrued interest, if any. Prior to June 15, 2011, the Company may redeem the Convertible Notes only if the closing price of the Company's common stock has exceeded 130.0% of the conversion price then in effect over 20 trading days out of a period of 30 consecutive trading days. After June 15, 2011, the Company may redeem the Convertible Notes at any time. Holders of the Convertible Notes have the right to require the Company to repurchase all or some of their Convertible Notes on June 15, 2011, 2013, 2018, 2023 and 2028 at a price equal to par plus accrued interest, if any, payable in cash. Holders of the Convertible Notes also have the right to require the Company to purchase all or some of their Convertible Notes at a price equal to par plus accrued interest, if any, if certain change of control events occur prior to June 15, 2011.


(7) DERIVATIVE FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

The components of the adjustment to accumulated other comprehensive loss for derivatives qualifying as hedges of future cash flows at December 31, 2002 and September 30, 2003 are presented in the following table (in thousands):

                                            Adjustment
                                              of Fair     Income        Net
                                             Value of       Tax      Unrealized
                                            Derivatives   Effects    Loss (Gain)
                                           -------------------------------------

Balance at December 31, 2002...............          $-          $-          $-
Change in values of derivatives
 qualifying as cash flow hedges
    Interest rate swaps....................         626        (219)        407
    Foreign currency hedges................         318        (115)        203
                                           -------------------------------------
Balance at September 30, 2003..............        $944       $(334)       $610
                                           =====================================

The unrealized loss related to the interest rate swaps as of September 30, 2003 reflects the Company's use of these swaps to convert variable rate debt to fixed rate debt and the decline in interest rates from the inception date of the derivative contracts. The accumulated other comprehensive loss (along with the corresponding swap liability) will be adjusted as market interest rates change over the remaining life of the swap.

The unrealized loss related to the foreign currency hedges as of September 30, 2003 reflects the Company's use of forward contracts to hedge the variability of nonfunctional currency denominated, fixed rate borrowings and the change in the exchange rate between the Canadian dollar and the U.S. dollar from the inception date of the derivative contracts. The accumulated other comprehensive loss (along with the corresponding hedge liability) will be adjusted as the exchange rates between the Canadian dollar and the U.S. dollar change over the remaining life of the hedge.

The Company uses derivatives for hedging purposes only and does not enter into derivative financial instruments for trading or speculative purposes. As part of managing the exposure to changes in market interest and currency exchange rates, the Company, as an end user, enters into various interest rate and foreign currency hedge transactions in the over-the-counter markets, with other financial institutions acting as principal counterparties. The notional amounts, rates, indices and maturities of the Company's derivatives are required to closely match the related terms of the Company's hedged liabilities.

To ensure both appropriate use as a hedge and hedge accounting treatment, the interest rate swap derivative was designated according to a hedge objective against the revolving credit facility. The Company's primary hedge objectives include the conversion of variable rate debt to fixed rates. To ensure both appropriate use as a hedge and hedge accounting treatment, the foreign currency hedge derivative was designated according to a hedge objective against the revolving credit facility. The Company's primary hedge objectives include the conversion of foreign currency denominated debt to functional currency debt.

The following table presents the Company's derivatives by class and the corresponding hedge objectives at September 30, 2003 (in thousands):

Qualifying Cash Flow Hedges      Notional Amount     Description
--------------------------------------------------------------------------------

Interest rate swaps                 $50,000          Effectively converts the
 (floating to fixed rate swaps)                       interest rate on an
                                                      equivalent amount of
                                                      variable rate borrowings
                                                      to a fixed rate

Foreign currency hedges             $30,000          Effectively hedges the
 (floating to fixed exchange rates)                   variability in forecasted
                                                      cash flows due to the
                                                      foreign currency risk
                                                      associated with the
                                                      settlement of
                                                      nonfunctional currency
                                                      denominated debt


(8)      INVENTORIES
--------------------------------------------------------------------------------

Inventories at September 30, 2003 and December 31, 2002 consist of the following (in thousands):

                                                           2003        2002
                                                       -------------------------

Finished goods.........................................     $95,713    $109,878
Work-in-process........................................       9,890       7,982
Raw materials..........................................      58,724      80,480
Storeroom parts........................................      12,067      11,867
                                                       -------------------------
                                                           $176,394    $210,207
                                                       =========================

Inventories are principally valued at the lower of average cost or market.

(9) SEGMENT INFORMATION
--------------------------------------------------------------------------------

On January 1, 2003, the Company revised its segments into two new segments. Energy Products and Industrial Products. The Energy Products segment includes revenue and operating expenses associated with those products and services of the Company sold to the energy industry, such as oil country tubular goods ("OCTG"), line pipe, coiled steel pipe and tolling services. The Industrial Products segment includes revenue and operating expenses associated with those products of the Company sold to the industrial industry, such as electrical conduit, rigid conduit, structural shapes and rounds, standard pipe, mechanical tubing and pipe piling.

The following table sets forth data (in thousands) for the three and nine months ended September 30, 2003 and 2002, regarding the continuing reportable industry segments of the Company. Intersegment sales are not material. Identifiable assets are those used in the Company's operations in each segment.

                                  Energy    Industrial
                                 Products    Products    Corporate     Total
                               -------------------------------------------------
Three Months Ended September 30, 2003
-------------------------------------
Net sales......................    $159,101     $67,652          $-    $226,753
Income from operations.........      13,389       1,610           -      14,999
Identifiable assets............     410,694     149,718      83,241     643,653

Nine Months Ended September 30, 2003
------------------------------------
Net sales......................    $442,710    $198,406          $-    $641,116
Income from operations.........      20,812         644           -      21,456
Identifiable assets............     410,694     149,718      83,241     643,653

Three Months Ended September 30, 2002
-------------------------------------
Net sales......................     $98,204     $19,492          $-    $117,696
Income from operations.........       1,310         836           -       2,146
Identifiable assets............     331,443      69,468      43,461     444,372

Nine Months Ended September 30, 2002
------------------------------------
Net sales......................    $268,228     $59,845          $-    $328,073
Income (loss) from operations..       9,279        (537)          -       8,742
Identifiable assets............     331,443      69,468      43,461     444,372

The two new segments are designed to improve the alignment of strategies and objectives among sales, marketing and production; provide for more timely and rational allocation of resources within businesses; and focus long-term planning efforts on key objectives and initiatives.

The corporate information in the above table is not considered a segment; however, it represents the corporate assets necessary for the day-to-day operations of the Company (that are not identifiable to the reporting segments).

(10) STOCK-BASED COMPENSATION
--------------------------------------------------------------------------------

The Company has three employee stock option plans and two stock option plans for eligible directors allowing for incentive and non-qualified stock options. Effective January 1, 2003, the Company adopted SFAS No. 148, "Accounting for Stock-Based Compensation," which allows the Company to continue to account for stock option plans under the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no stock-based employee compensation cost is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Pursuant to the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, pro forma net income and earnings per share are presented in the table below as if compensation cost for stock options was determined as of the grant date under the fair value method (in thousands, except per share information):

                                   Three Months Ended      Nine Months Ended
                                      September 30,          September 30,
                                   2003        2002        2003        2002
                               -------------------------------------------------

Net income, as reported........      $8,677        $636      $9,982      $3,973
Deduct: total stock-based
 employee compensation expense
 determined under fair value-
 based method for all awards,
 net of related tax effects....        (621)       (340)     (1,615)       (836)

                               -------------------------------------------------
Pro forma net income...........      $8,056        $296      $8,367      $3,137
                               =================================================

Basic earnings per share
  Net income - as reported.....       $0.21       $0.02       $0.24       $0.11
  Net income - pro forma.......       $0.19       $0.01       $0.20       $0.08

Diluted earnings per share
  Net income - as reported.....       $0.21       $0.02       $0.24       $0.11
  Net income - pro forma.......       $0.19       $0.01       $0.20       $0.08

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

The compensation expense associated with the fair value of the options calculated for the three months and nine months ended September 30, 2003 and 2002 is not necessarily representative of the potential effects on reported net income (loss) in future periods. The fair value of each option grant is estimated on the date of the grant by use of the Black-Scholes option pricing model.


(11) CAPITAL STOCK
--------------------------------------------------------------------------------

In conjunction with Maverick's acquisition of Prudential in 2000, Prudential shareholders received exchangeable shares issued by Maverick Tube (Canada) Inc., a wholly-owned Canadian subsidiary of the Company. Also, the Company's Board of Directors designated one share of the Company's authorized preferred stock as Special Voting Stock. The Special Voting Stock is entitled to a number of votes equal to the number of outstanding exchangeable shares on all matters presented to the common stockholders of the Company. The one share of Special Voting Stock was issued to CIBC Mellon Trust Company, as trustee pursuant to the Voting and Exchange Trust Agreement among the Company, Maverick Tube (Canada) Inc. and CIBC Mellon Trust Company, for the benefit of the holders of the exchangeable shares. The exchangeable shares have the same voting rights, dividend and distribution entitlements, and other attributes as shares of the Company's common stock, and are exchangeable at each stockholder's option, for the Company's common stock on a one-for-one basis. For financial statement purposes, the exchangeable shares that have not been exchanged for shares of the Company's common stock have been treated as if they had been exchanged and are included in the Company's outstanding shares of common stock.

As long as any exchangeable shares are outstanding, the Special Voting Stock may not be redeemed, the number of shares comprising the Special Voting Stock shall not be increased or decreased and no other term of the Special Voting Stock shall be amended, except upon the unanimous approval of all common stockholders of the Company. If the Special Voting Stock is purchased or otherwise acquired by the Company, it shall be deemed retired and cancelled and, therefore, will become an authorized but unissued and undesignated preferred share of the Company.


(12) EARNINGS PER COMMON SHARE
--------------------------------------------------------------------------------

Basic earnings per share exclude any dilutive effects of options and the effect of the conversion of the Convertible Notes but include the exchangeable shares (as further discussed in Note 11) from the business combination with Prudential on an as-if exchanged basis. Diluted earnings per share include the exchangeable shares on an as-if exchanged basis and the net effect of stock options, but exclude the effect of the conversion of the Convertible Notes so long as the Convertible Notes are not convertible by their terms (as further discussed in Note 6).

The reconciliation for diluted earnings per share for the three and nine months ended September 30, 2003 and 2002, is as follows (in thousands):

                                  Three Months Ended       Nine Months Ended
                                     September 30,           September 30,
                                   2003        2002        2003        2002
                               -------------------------------------------------

Average shares outstanding.....      41,936      40,875      41,669      37,205
Dilutive effect of outstanding
 stock options.................         318         274         367         373
                               -------------------------------------------------
Average shares deemed
 outstanding...................      42,254      41,149      42,036      37,578
                               =================================================
Net income used in the
 calculation of basic and
 diluted earnings per share....      $8,677        $636      $9,982      $3,973
                               =================================================


(13) COMPREHENSIVE INCOME (LOSS)
--------------------------------------------------------------------------------

The following table sets forth the components of other comprehensive income for the three and nine months ended September 30, 2003 and 2002 (in thousands):

                                   Three Months Ended      Nine Months Ended
                                     September 30,           September 30,
                                   2003        2002        2003        2002
                               -------------------------------------------------

Net income.....................      $8,677        $636      $9,982      $3,973
Change in fair value of
 derivative qualifying as a
 cash flow hedge...............          94           -        (407)          -
Change in fair value of
 derivative qualifying as a
 foreign currency hedge........        (204)          -        (204)          -
Foreign currency translation
 adjustment....................         283      (1,484)      6,351         789
Minimum pension liability
 adjustment....................         (20)         29        (296)         (2)
                               -------------------------------------------------
Comprehensive income (loss)....      $8,830       $(819)    $15,426      $4,760
                               =================================================

                     Independent Accountants' Review Report

The Board of Directors and Stockholders
Maverick Tube Corporation

We have reviewed the accompanying condensed consolidated balance sheets of Maverick Tube Corporation and Subsidiaries (the Company) as of September 30, 2003 and 2002, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2003 and 2002, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

November 7, 2003
St. Louis, Missouri

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

Certain statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this report regarding matters (including statements as to beliefs or expectations) that are not historical facts are forward-looking statements, as that term is defined under the Private Securities Litigation Reform Act of 1995. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For example, uncertainty continues to exist as to future levels and volatility of oil and gas price expectations and their effect on drilling levels and demand for our energy related products, the future impact of industry-wide draw-downs of inventories, future import levels and the value of the U.S. dollar. Also, uncertainty continues to exist as to future purchased steel cost (our principal raw material, representing approximately two-thirds of cost of goods sold).

It is not possible to foresee or identify all factors that could have a material and negative impact on the future financial performance of the Company. The forward-looking statements in this report are based on certain assumptions and analyses we have made in light of our experience and perception of historical conditions, expected future developments and other factors we believe appropriate under the circumstances. Further information covering issues that could materially affect our financial performance is contained in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 28, 2003. This information can be found on the Company's Web site at www.maverick-tube.com.

Our condensed, consolidated financial statements have been prepared in accordance with accounting principles generally applied in the United States. It should be noted that the application of certain accounting estimates of the Company require judgment and/or estimates of management that could have a significant impact on amounts reported in these financial statements. In particular, the accounting for and analysis with respect to areas such as goodwill, accounts receivable collectibility, discontinued operations, income tax matters and pension plan matters are discussed. These critical accounting estimates are more fully described in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2002 Annual Report on Form 10-K.

The market data and other statistical information used throughout this quarterly report are based on independent industry publications, government publications, reports by market research firms or other published independent sources. Some data are also based on our good faith estimates that are derived from our review of internal surveys as well as the independent sources listed above. Although we believe these sources are reliable, we have not independently verified the information and cannot guarantee its accuracy and completeness.

All dollar amounts are expressed in U.S. currency unless otherwise indicated.

OVERVIEW
--------------------------------------------------------------------------------

We are a leading North American producer of welded tubular steel products used in energy and industrial applications. We are the largest producer of oil country tubular goods (sometimes referred to as OCTG) and line pipe products for use in newly drilled oil and gas wells and for transporting oil and natural gas. We primarily sell these products to distributors in the U.S. and Canada. We expanded our business into coiled tubing products with our acquisition of Precision Tube Holding Corporation ("Precision") and SeaCAT Corporation ("SeaCAT"). Coiled tubing products are used primarily to maintain existing wells and to complete new wells. We sell coiled tubing to customers throughout North America and internationally. OCTG, line pipe and coiled tubing products comprise our energy product line.

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

For the nine months ended September 30, 2003, energy products accounted for approximately 69% of our total revenues.

Business Acquisitions
---------------------

On March 29, 2002, we completed the purchase of all the common stock of Precision, a privately held, Houston based, coiled tubular goods manufacturer, in exchange for $60.7 million cash and 200,000 common shares. The acquisition was accounted for as a purchase business combination, and the financial statements of Precision have been consolidated from the acquisition date.

On December 31, 2002, we acquired the assets and certain liabilities of the tubular division of The LTV Corporation for $119.9 million cash. The acquisition was accounted for as a purchase business combination, and the financial statements of the tubular division of The LTV Corporation have been consolidated from the acquisition date. In February 2003, we announced the closure of the Youngstown facility, one of the facilities acquired in the LTV acquisition.

On February 28, 2003, we completed the acquisition of SeaCAT, a privately held, Houston based, coiled tubular goods manufacturer, in exchange for $4.0 million cash, a $5.0 million secured, 11.0% subordinated note and 733,676 shares of common stock of the Company. The purchase price is subject to an earn-out over a three-year period with a maximum payment of $250,000 per year. The acquisition was accounted for as a purchase business combination, and the financial statements of SeaCAT have been consolidated from the acquisition date.

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

U.S. end-users obtain OCTG not only from domestic and foreign pipe producers but also from inventories held by end-users, distributors and mills. Industry inventories of our products can change significantly from period to period. These changes generally signal shifts in demand for our products caused by customers drawing down from inventory rather than purchasing our products. Canadian distributors do not generally hold significant amounts of inventories.

The following table illustrates certain factors related to industry-wide drilling activity, energy prices, OCTG consumption, shipment, imports and inventories for the periods presented:

                                                          Three Months Ended
                                                             September 30,
                                                           2003        2002
                                                       -------------------------

U.S. Market Activity:
Average rig count......................................       1,088         853
                                                       =========================
Average U.S. energy prices
  Oil per barrel (West Texas Intermediate).............      $30.26      $28.52
                                                       =========================
  Natural gas per MCF (Average U.S.)...................       $4.73       $3.06
                                                       =========================

U.S. OCTG Consumption:
    (in thousands of tons)
  U.S. producer shipments..............................         490         453
  Imports..............................................         195         123
  Inventory (increase)/decrease........................         (10)        (52)
  Used pipe............................................          20          23
                                                       -------------------------
   Total U.S. Consumption                                       695         547
                                                       =========================

Canadian Market Activity:
Average rig count......................................         383         249
                                                       =========================
Average Canadian energy prices
  Natural gas per U.S. $ per MCF
  (Average Alberta spot price).........................       $4.71       $2.14
                                                       =========================

Canadian OCTG Consumption:
    (in thousands of tons)
  Canadian producer shipments..........................         129         112
  Imports..............................................          67          47
  Inventory (increase)/decrease........................          26         (10)
                                                       -------------------------
   Total Canadian Consumption..........................         222         149
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

According to published industry reports, average U.S. drilling for the third quarter of 2003 was approximately 1,088 rigs, representing an increase of 27.5% compared to the third quarter of 2002. Natural gas drilling increased by 28.6%, while oil-related drilling increased by 20.5%. The higher drilling levels for both oil and natural gas were primarily attributable to increases in oil and natural gas prices, up by 6.1% and 54.6%, respectively. Also, drilling levels remained stable throughout the third quarter of 2003 as the rig count at the end of the quarter was only 0.5% higher than the average rig count during the quarter.

According to published industry reports, average Canadian drilling for the third quarter of 2003 was approximately 383 rigs, representing an increase of 53.8% compared to the third quarter of 2002. The higher drilling levels were primarily attributable to significant increases in natural gas prices, up by 120.1% from the third quarter 2002. However, the rig count at the end of the quarter was approximately 9.1% lower than the average rig count during the quarter due to wet weather conditions during the last several weeks of the third quarter which made drilling more difficult.

Imports into the U.S. increased by 58.5%, with import market share increasing from 22.5% during the third quarter of 2002 to 28.1% during the third quarter of 2003. In contrast, during the third quarter of 2003, U.S. producer shipments of OCTG increased by only 8.2% as compared to the comparable prior year period. During the third quarter of 2003, U.S. producer shipments were positively impacted by industry inventory build-ups that resulted in an additional 1.4% of consumption. During the third quarter of 2002, U.S. producer shipments were positively impacted by industry inventory build-ups that supplied an additional 9.5% of consumption. Management believes that at September 30, 2003, industry inventories were below historical levels in relation to demand, as inventory months of supply decreased 23.4%, from 6.4 months at September 30, 2002 to 4.9 months at September 30, 2003.

As a result of the increased drilling activity, we estimate total U.S. consumption increased by 27.1% in the third quarter of 2003 compared to the prior year quarter. Over the same periods, our domestic shipments of OCTG increased 33.2%, and our export sales, primarily to Canada, increased by 165.6%. We estimate our domestic OCTG market share increased from 15.1% during the quarter ended September 30, 2002 to 19.1% during the quarter ended September 30, 2003. The 19.1% market share we captured during the quarter ended September 30, 2003 was slightly higher than the market share we have captured historically.

Imports into Canada increased 42.6%, although import market share decreased from 31.5% during the third quarter of 2002 to 30.2% during the third quarter of 2003. During the third quarter of 2003, Canadian producer shipments of OCTG increased by 15.2%. Overall, Canadian shipments in the third quarter of 2003 were positively impacted by higher commodity energy prices that led to stronger drilling activity than experienced during the third quarter of 2002.

As a result of the increased drilling activity, we estimate total Canadian consumption increased by 49.0% in the third quarter of 2003 compared to the prior year quarter. Over the same periods, our Canadian shipments of OCTG increased 41.9%. However, we estimate our Canadian OCTG market share of domestic shipments decreased from 40.0% during the quarter ended September 30, 2002 to 38.2% during the quarter ended September 30, 2003.

Line Pipe

Published information suggests U.S. demand for line pipe (under 16") increased during the third quarter of 2003 by an estimated 28.0%, and domestic shipments increased by 23.9%, but the import market share increased from 45.5% to 47.2%. Canadian demand for line pipe (under 16") increased during the third quarter by an estimated 59.7%, and domestic shipments increased by 130.9% due to more project work than in the third quarter of 2002. Import volumes in Canada increased by 46.0%, although the import market share decreased from 54.8% to 50.1%.

Coiled Tubing

Coiled tubing is continuously milled steel tubing used in four primary applications: down-hole well servicing, production tubing, line pipe and umbilical lines for controlling subsea wellheads. Accordingly, commodity pricing and industry cash flow are primary drivers of demand for this product. Industry cash flow fell throughout 2002 as natural gas prices declined. We expect that increased activity in the energy industry as a whole will occur in the remainder of 2003 and we believe this will positively influence demand for coiled tubing in each of its applications.

Industrial Products Demand and Consumption
------------------------------------------

Given the numerous applications for industrial products, sources of demand for these products are diverse. Demand depends on the general level of economic activity in the construction, transportation, agricultural, material handling and recreational market segments, the use of structural tubing as a substitute for other structural steel forms, such as I-beams and H-beams, and draw-downs of existing customer inventories.

We estimate the U.S. demand for structural tube products of the type we produce increased 19.9% during the third quarter of 2003 over the prior year period. Total U.S. producer shipments increased 25.5% during the third quarter of 2003 over the prior year period as import market share decreased from 23.9% to 20.4%. Imports decreased due to a weaker Canadian presence in the structural tube market due to a weaker U.S. dollar.

On December 31, 2002, we acquired the tubular division of The LTV Corporation and expanded our industrial product line into electrical conduit. Electrical conduit is primarily used as sheathing for electrical and computer wiring in industrial, commercial and institutional construction, which are classified as non-residential construction. As such, electrical conduit demand is primarily influenced by changes in spending on non-residential construction expenditures. Published forecasts for non-residential construction activity in 2003 are mixed, ranging from flat to a drop of 7.7%. We estimate the U.S. demand for electrical conduit of the types we produce decreased by 6.3% during the third quarter of 2003 as compared to the prior year period, bringing the total year-to-date decrease in demand to 13.4%. Maverick and three other domestic producers manufacture most of the electrical conduit consumed in the U.S. The import and export markets for electrical conduit are limited because this light-walled product is easily damaged during shipping.

Standard pipe is used primarily in construction applications for transporting water, steam, gases, waste and other similar gases and fluids. Demand for this product is primarily affected by general economic activity and non-residential construction expenditures. According to published reports and management estimates, preliminary numbers indicate U.S. standard pipe demand in the third quarter was down from last year by about 1.9%. Import market share decreased from 34.9% to 33.0%, resulting in an increase in domestic shipments of about 0.9%.

Pricing and Costs of Our Products
---------------------------------

Pricing of our products was mixed during the third quarter of 2003. Pricing of our U.S. energy products was up 2.6% compared to the prior year quarter. Pricing of our U.S. industrial products, excluding electrical conduit and mechanical tubing, was down 8.0% compared to the prior year quarter. This pricing decrease was primarily due to decreased steel costs being passed on to our customers. However, the addition of the tubular division of The LTV Corporation, which added both electrical conduit and mechanical tubing, increased the average selling price of our U.S. industrial product line by an additional 32.7%. These products are more value-added and thus sell for a higher price. Pricing of Canadian energy products was up 14.3% and pricing of industrial products was down 12.5%, respectively, compared to the prior year quarter. Canadian prices were impacted by a 13.2% increase in the exchange rate.

Average steel costs included in cost of goods sold decreased during the third quarter of 2003 over the third quarter of 2002 by $8 per ton, or 2.3%. The majority of this change resulted from our major supplier of steel effecting several price increases (offset by several price decreases) since January 1, 2002, which resulted in a net increase of $60 per ton. Replacement cost of hot rolled steel is approximately 1.2% above the average cost of goods sold per unit experienced during the quarter ended September 30, 2003.

Purchased steel represents approximately two-thirds of our cost of goods sold. As a result, the steel industry, which is highly volatile and cyclical in nature, affects our business both positively and negatively. Numerous factors, most of which are beyond our control, drive the cycles of the steel industry and influence steel prices, including general economic conditions, industry capacity utilization, import duties and other trade restrictions and currency exchange rates. Changes in steel prices have a significant impact on the margin levels of our energy products because energy product pricing is driven by OCTG and line pipe demand and not steel costs. In addition, we depend on a few suppliers for a significant portion of our steel. The loss of one or more of our significant steel suppliers could adversely affect our ability to produce our products and could have a material adverse effect on our business.

Impact of Market Conditions
---------------------------

The OCTG market conditions described above, primarily the increase in drilling activity, impacted our operations and our competitors significantly during the third quarter of 2003 as sales returned to levels consistent with historical market conditions. As our recent experience indicates, oil and gas prices are volatile and can have a substantial effect on drilling levels and resulting demand for our energy-related products. Uncertainty also exists as to the future demand and pricing for our electrical conduit, HSS and other industrial products.

Trade Cases
-----------

The Section 201 trade case signed by the President in March 2002 provides a three-year program of quotas and tariffs covering a wide range of imported steel products with the exception of OCTG, line pipe (under 16") and electrical conduit. Of specific interest to our business, imported flat rolled products, including hot rolled steel coils, are subject to a three-year decreasing tariff system of 30%, 24% and 18%. Also, our standard pipe product line and HSS product line are subject to this same tariff system of 15%, 12% and 9%. The Section 201 trade case was reviewed in September 2003 by the International Trade Commission. The International Trade Commission recommend that the President reduce the existing tariffs. The President may continue, adjust or eliminate the tariffs based upon the results of this review. On November 10, 2003, the World Trade Organization found the Section 201 trade case illegal. As a result of this decision, the European Union and other complaining countries could impose retaliatory measures. The impact on the Company's business is unknown at this time.

While some of our products benefited from the U.S. Section 201 plan, it also resulted in an increase in the cost of foreign imported hot rolled steel and steel products, which in turn, increased the cost of our purchased steel. During 2002, we experienced steel price increases that we believe were caused by the U.S. Section 201 trade case.

In August 2002, the Canadian International Trade Tribunal found injury in a safeguard case on the part of all imported steel products except hot rolled products. In September 2003, the Canadian government rejected the Tribunals findings; thus, no additional duties will be imposed and no further trade action has been taken.

In October 2003, the Canada Customs and Revenue Agency ("CCRA") initiated an inquiry into imports of HSS into Canada. Imports of HSS into Canada can affect our Canadian HSS selling prices and volumes.

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Overall Company
---------------

Net sales of $226.8 million recorded for the third quarter of 2003 represent an increase of $109.1 million, or 92.7%, compared to the prior year period. These results were primarily attributable to a 76.2% increase in total product shipments, from 182,203 tons in the third quarter of 2002 to 321,037 tons in the third quarter of 2003. Also, overall average net selling prices increased from the comparable quarter of the prior year by 9.3%, from an average of $646 per ton to $706 per ton. The increase we experienced in shipments and average selling prices primarily resulted from our acquisitions of the tubular division of The LTV Corporation and of SeaCAT, as neither of these acquisitions contributed to our operations during the second quarter of 2002, and strengthening energy market conditions. See "Overview."

Net sales of $641.1 million recorded for the nine months ended September 30, 2003 represent an increase of $313.0 million, or 95.4%, compared to the prior year period. These results were primarily attributable to a 72.5% increase in total product shipments, from 546,057 tons in the nine months ended September 30, 2002 to 941,741 tons in the nine months ended September 30, 2003. Also, overall average net selling prices increased from the comparable quarter of the prior year by 13.3%, from an average of $601 per ton to $681 per ton. The increase we experienced in shipments and average selling prices primarily resulted from our acquisitions of Precision, the tubular division of The LTV Corporation and SeaCAT and strengthening energy market conditions. The tubular division of The LTV Corporation and SeaCAT acquisitions did not contribute to our operations during the nine months ended September 30, 2002 and the Precision acquisition only contributed to our operations for the six months ended September 30, 2002. See "Overview."

Cost of goods sold of $197.0 million recorded for the third quarter of 2003 represents an increase of $90.4 million, or 84.8%, compared to the prior year period. Overall unit cost per ton of products sold increased 5.0% from the comparable quarter of the prior year, from an average of $585 per ton to $614 per ton. Costs increased as a result of our recent acquisitions of the tubular division of The LTV Corporation and of SeaCAT because neither of these acquisitions contributed to our operations during the third quarter of 2002. The product lines of these entities are more value added and thus have higher steel and conversion costs associated with them. The increase was partially offset by a net decrease in steel cost. See "Overview."

Cost of goods sold of $580.8 million recorded for the nine months ended September 30, 2003 represents an increase of $287.6 million, or 98.1%, compared to the prior year period. Overall unit cost per ton of products sold increased 14.9% from the comparable period of the prior year, from an average of $537 per ton to $617 per ton. Costs increased as a result of our recent acquisitions of Precision, the tubular division of The LTV Corporation and SeaCAT. The product lines of these entities are more value added and thus have higher steel and conversion costs associated with them. The tubular division of The LTV Corporation and the SeaCAT acquisitions did not contribute to our operations during the nine months ended September 30, 2002 and the Precision acquisition only contributed to our operations during the six months ended September 30, 2002. The increase was also partially due to a net increase in steel cost over the comparable nine months period. See "Overview."

The Company earned a gross profit of $29.8 million during the third quarter of 2003, compared to a gross profit of $11.1 million in the prior year period. Gross profit per ton was $93 per ton as compared to $61 per ton in the comparable prior year period. Gross profit per ton increased due to higher selling prices and lower steel costs experienced by the Company. Accordingly, gross profit, as a percentage of net sales, was 13.1% for the three-month period ended September 30, 2003 compared to 9.4% for the comparable prior year period.

The Company earned a gross profit of $60.3 million during the nine months ended September 30, 2003, compared to a gross profit of $34.9 million in the prior year period. Gross profit per ton was $64 per ton for the current and prior year period. Gross profit, as a percentage of net sales, was 9.4% for the nine months ended September 30, 2003 compared to 10.6% for the comparable prior year period.

Selling, general and administrative expenses increased $6.8 million, or 76.4%, from $8.9 million in the third quarter of 2002 to $15.7 million in the third quarter of 2003. This increase resulted primarily from the additional expenses associated with the tubular division of The LTV Corporation. See "Overview." Selling, general and administrative expenses as a percentage of net sales in the third quarter of 2003 were 6.9% compared to 7.6% for the comparable prior year period. The decrease was due to the higher shipment levels in the third quarter of 2003 compared to the third quarter of 2002.

Selling, general and administrative expenses increased $14.0 million, or 54.3%, from $25.8 million for the nine months ended September 30, 2002 to $39.8 million for the nine months ended September 30, 2003. This increase resulted primarily from the additional expenses associated with the acquisitions of Precision, SeaCAT and the tubular division of The LTV Corporation businesses. See "Overview." Selling, general and administrative expenses as a percentage of net sales for the nine months ended September 30, 2003 were 6.2% compared to 7.9% for the comparable prior year period. The decrease was due to the higher shipment levels in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

The Company recorded a $1.0 million partial recovery for the trade case outstanding with the Department of Commerce during the quarter ended September 30, 2003. Payments will be made to various companies, including the Company, under The Continued Dumping and Subsidy Offset Act of 2000 and will be made to cover certain expenses, including investment in manufacturing facilities and acquisition of technology, incurred after the imposition of antidumping and anti-subsidy measures. Because these expenses were included in operating income in previous years, we recorded the recovery as a separate line item included in operating income to consistently reflect the effect of this payment on operations.

Interest expense increased $1.8 million, or 200.0%, from $0.9 million in the third quarter of 2002 to $2.7 million in the third quarter of 2003. This increase was due to higher average borrowings (primarily as a result of the acquisitions of the tubular division of The LTV Corporation and the SeaCAT Corporation and the issuance of the convertible senior subordinated notes in June 2003) partially offset by lower average interest rates during the third quarter of 2003 compared to the third quarter of 2002. Our debt to capitalization ratio increased from 29.1% at December 31, 2002 to 32.6% at September 30, 2003.

Interest expense increased $4.4 million, or 157.1%, from $2.8 million in the nine months ended September 30, 2002 to $7.2 million in the nine months ended September 30, 2003. This increase was due to higher average borrowings (primarily as a result of the acquisitions of Precision, the tubular division of The LTV Corporation and the SeaCAT Corporation and the issuance of the convertible senior subordinated notes in June 2003) partially offset by lower average interest rates during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

The provision for income taxes was $3.6 million for the third quarter of 2003 compared to the prior year's provision of $0.6 million. The provision for income taxes increased due to the generation of pre-tax income of $12.3 million for the third quarter of 2003 compared to the pre-tax income in the third quarter of 2002 of $1.2 million. The effective tax rate for the quarter was positively impacted by the generation of a greater proportion of earnings from foreign operations and the resolution of various unresolved tax matters.

The provision for income taxes was $4.3 million for the nine months ended September 30, 2003 compared to the prior year's provision of $2.5 million. This change is attributable to the generation of pre-tax income of $14.3 million for the nine months ended September 30, 2003 compared to the pre-tax income in the nine months ended September 30, 2002 of $6.0 million. The effective tax rate for the nine months ended September 30, 2003 was positively impacted by the generation of a greater proportion of earnings from foreign operations and the resolution of various unresolved tax matters.

Net income of $8.7 million was generated in the third quarter of 2003, an increase of $8.1 million from the comparable prior year period. Net income of $10.0 million was generated in the nine months ended September 30, 2003, an increase of $6.0 million from the comparable prior year period.

Segment Information
-------------------

The Company revised its segments for 2003. The Company's two segments are now the Energy Products segment and the Industrial Products.

Energy Products Segment
-----------------------

Energy product sales of $159.1 million for the third quarter of 2003 represent an increase of $60.9 million, or 62.0%, compared to the prior year period. Energy product shipments increased 70,595 tons, or 48.6%, from 145,339 tons to 215,934 tons over the same period, respectively. Energy product shipments primarily increased due to the U.S. and Canadian rig counts increasing from 853 and 249 active rigs, respectively, for the third quarter of 2002, to 1,088 and 383 active rigs, respectively, for the third quarter of 2003. Overall average net selling prices for energy products increased 9.0% from the comparable quarter of the prior year, from an average of $676 per ton to $737 per ton. The increase in energy product sales was primarily due to strengthening market conditions and the additional sales attributable to the Precision and SeaCAT businesses. See "Overview."

Energy product sales of $442.7 million for the nine months ended September 30, 2003 represent an increase of $174.5 million, or 65.1%, compared to the prior year period. Energy product shipments increased 221,749 tons, or 53.4%, from 415,542 tons to 637,291 tons over the same period, respectively. Energy product shipments primarily increased due to the U.S. and Canadian rig counts increasing from 826 and 260 active rigs, respectively, for the nine months ended September 30, 2002 to 1,006 and 360 active rigs, respectively, for the nine months ended September 30, 2003. Overall average net selling prices for energy products increased 7.8% from the comparable period of the prior year, from an average of $645 per ton to $695 per ton. The increase in energy product sales was primarily due to strengthening market conditions and the additional sales attributable to the Precision and SeaCAT businesses. See "Overview."

Energy product cost of goods sold of $135.7 million for the third quarter of 2003 represent an increase of $46.4 million, or 52.0%, compared with the prior year period. The increase was primarily due to increased product shipments partially offset by lower steel costs. See "Overview." Gross profit for energy products of $23.4 million for the quarter ended September 30, 2003 compared to a gross profit of $8.9 million for the prior year period. See "Overview." Gross profit was $108 per ton as compared to $61 per ton in the comparable prior year period, reflecting stronger selling prices, higher fixed cost absorption and lower steel prices. Energy product gross profit margin percentage was 14.7% for the quarter ended September 30, 2003, compared to a gross profit margin percentage of 9.1% for the prior year period.

Energy product cost of goods sold of $395.5 million for the nine months ended September 30, 2003 represent an increase of $157.9 million, or 66.5%, compared with the prior year period. The increase was primarily due to increased product shipments and higher steel costs. See "Overview." Gross profit for energy products of $47.2 million for the nine months ended September 30, 2003 compared to a gross profit of $30.6 million for the prior year period. See "Overview." Gross profit remained flat at $74 per ton. Energy product gross profit margin percentage was 10.7% for the nine months ended September 30, 2003, compared to a gross profit margin percentage of 11.4% for the prior year period.

Industrial Products Segment
---------------------------

Industrial product sales of $67.7 million for the third quarter of 2003 represent an increase of $48.2 million, or 247.2%, compared with the prior year period. Industrial product shipments increased 68,239 tons, or 185.1%, from 36,864 tons to 105,103 tons over the same periods, respectively. This increase in industrial product sales and shipments resulted from the additional $44.4 million in sales and 56,885 tons attributable to the industrial products sold by the tubular division of The LTV Corporation. See "Overview." Overall average net selling price for industrial products increased 21.7% from the comparable quarter of the prior year from an average of $529 per ton to $644 per ton. The addition of the tubular division of The LTV Corporation that added both electrical conduit and mechanical tubing increased the average selling price of our industrial product line by an additional 32.7%. These products are more value-added and thus sell for a higher price.

Industrial product sales of $198.4 million for the nine months ended September 30, 2003 represent an increase of $138.5 million, or 231.2%, compared with the prior year period. Industrial product shipments increased 173,935 tons, or 133.3%, from 130,515 tons to 304,450 tons over the same periods, respectively. This increase in industrial product sales and shipments resulted from the additional $136.5 million in sales and 175,452 tons attributable to the industrial products sold by the tubular division of The LTV Corporation. See "Overview." Overall average net selling price for industrial products increased 42.0% from the comparable period of the prior year from an average of $459 per ton to $652 per ton. The addition of the tubular division of The LTV Corporation that added both electrical conduit and mechanical tubing increased the average selling price of our industrial product line by an additional 40.6%. These products are more value-added and thus sell for a higher price.

Industrial product cost of goods sold of $61.3 million in the third quarter of 2003 represents an increase of $44.0 million, or 254.3%, from the prior year period. The increase was primarily due to increased product shipments, partially offset by lower steel costs. See "Overview." Gross profit for industrial products of $6.4 million for the quarter ended September 30, 2003 compared to a gross profit of $2.2 million for the prior year period. The increase in gross profit was primarily attributable to the addition of the industrial products from the tubular division of The LTV Corporation. Gross profit was $61 per ton as compared to $60 per ton in the comparable prior year period, reflecting stronger selling prices and lower steel costs. Industrial product gross profit margin percentage was 9.5% for the quarter ended September 30, 2003, compared to 11.3% gross profit margin during the prior year period.

Industrial product cost of goods sold of $185.3 million in the nine months ended September 30, 2003 represents an increase of $129.7 million, or 233.3%, from the prior year period. The increase was primarily due to increased product shipments and higher steel costs. See "Overview." Gross profit for industrial products of $13.1 million for the nine months ended September 30, 2003 compared to a gross profit of $4.3 for the prior year period. The increase in gross profit was primarily attributable to the addition of the industrial products from the tubular division of The LTV Corporation. Gross profit was $43 per ton as compared to $33 per ton in the comparable prior year period, reflecting stronger selling prices, partially offset by higher steel prices. Industrial product gross profit margin percentage was 6.6% for the nine months ended September 30, 2003, compared to 7.2% gross profit margin during the prior year period.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

Working capital at September 30, 2003 was $236.8 million, and the ratio of current assets to current liabilities was 3.6 to 1.0. Working capital at December 31, 2002 was $201.2 million, and the ratio of current assets to current liabilities was 2.9 to 1.0. The increase in working capital for the nine months ended September 30, 2003 was primarily due to a $33.9 million increase in cash and cash equivalents, a $25.1 million increase in accounts receivable, and a $35.3 million decrease in accounts payable offset by a $33.8 million decrease in inventory (primarily as a result of lower-costing raw materials), a $7.3 million decrease in deferred income taxes and a $13.7 million increase in accrued liabilities. The primary reason for the increase in cash and cash equivalents and the decrease in accounts payable was the issuance of convertible senior subordinated notes in June 2003. Cash provided by operating activities was $22.9 million for the nine months ended September 30, 2003.

Cash used by investing activities was $17.0 million for the nine months ended September 30, 2003 and was attributable primarily to cash paid in connection with the acquisition of SeaCAT ($4.0 million, net of cash received) and $13.0 million for expenditures on property, plant and equipment.

Cash provided by financing activities was $27.3 million for the nine months ended September 30, 2003.

We have a senior credit facility providing a revolving line of credit for up to a $185.0 million. In addition, we have outstanding letters of credit under this agreement representing an additional $1.8 million at September 30, 2003. Interest is payable monthly either at the U.S. or Canadian prime rate, the Bankers' Acceptance rates plus stamping fees or the LIBOR rate, all adjusted by an interest margin, depending upon certain financial measurements. Under the revolving senior credit facility, we can borrow an amount based on a percentage of eligible accounts receivable, eligible inventory and property, plant and equipment reduced by outstanding letters of credit. The additional available borrowings under the senior credit facility are approximately $123.6 million as of September 30, 2003. The senior credit facility includes a restrictive covenant requiring a minimum fixed charge coverage ratio if availability falls below $30.0 million. The senior credit facility also limits capital expenditures to $30.0 million per year and limits our ability to pay dividends, create liens, sell assets or enter into transactions with affiliates without the consent of the lenders.

In June 2003, the Company issued $120.0 million of contingent convertible, senior subordinated notes (the "Convertible Notes") due June 15, 2033. The Company pays interest semi-annually on the Convertible

Notes at the rate of 4.0% per annum. Beginning with the six-month interest period commencing on June 15, 2008, the Company will pay contingent interest during a six-month interest period if the average trading price of the Convertible Notes equals or exceeds 130.0% of the principal amount of the Convertible Notes during a specified period prior to such six-month interest period. The Convertible Notes are general unsecured obligations of the Company and are subordinated to the Company's present and future senior indebtedness. We applied approximately $73.0 million of the net proceeds of the offering to pay down our borrowings under our senior credit facility. After application of this amount, our borrowings was just above $50.0 million, which preserved our interest rate swap agreement described under Item 3 of this Form 10-Q. We initially applied the remaining net proceeds to cash, and thereafter, applied approximately $30.0 million of cash to pay various trade vendors who were offering discounts for early payment.

We anticipate we will comply with the covenants in 2003 and beyond. We believe our projections for 2003 are based on reasonable assumptions and it is unlikely we would default absent a material negative event affecting us, or our industry and the economy as a whole. However, if our operations are less than projected, we could be in default under our senior credit facility. Although we would attempt to obtain an amendment to the facility to cure this breach or a waiver from the lender, we cannot give any assurance we could obtain an amendment or waiver or one with terms as favorable as the terms of the facility. If we are unable to obtain an amendment or waiver, we would remain in default and the lender would have the right to exercise all of its remedies, including, without limitation, the ability to accelerate all of the debt under the facility. We also believe our lender would provide waivers if necessary. However, our expectation of future operating results and continued compliance with our debt covenants cannot be ensured, as we do not control our lender's actions. If our projections are not achieved and our debt is placed in default, we would experience a material adverse impact on our reported financial position and results of operations.

We have entered into an interest rate swap agreement with a total notional amount of $50.0 million that fixes the LIBOR-based variable rate in our senior credit facility at 2.24% (before the applicable margin). The swap agreement terminates on March 21, 2005. The swap is being accounted for as a cash flow hedge under SFAS No. 133. Accordingly, the difference between the interest received and interest paid is reflected as an adjustment to interest expense. Under the terms of the swap agreement, the next settlement amount is not due until December of 2003. At September 30, 2003, the swap agreement is reflected in the accompanying consolidated balance sheet in other accrued liabilities at its fair value of $0.6 million. The unrealized loss on the fair value of the swap agreement is reflected, net of taxes, in other comprehensive loss.

We have entered into a foreign currency hedge agreement with a total notional amount of $30.0 million that fixes the purchase of Canadian dollars into U.S. dollars on January 23, 2004 at an exchange rate of 1.4139. The settlement date for the hedge agreement is January 23, 2004. The swap is being accounted for as a cash flow hedge under SFAS No. 133. Accordingly, the difference between the spot rate at the inception of the contract and the forward rate is reflected as an adjustment to interest expense during the duration of the contract. At September 30, 2003, the hedge agreement is reflected in the accompanying consolidated balance sheet in other accrued liabilities at its fair value of $1.3 million. The unrealized loss on the fair value of the hedge agreement is reflected in other comprehensive loss.

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

Our capital budget for 2003 is approximately $23.2 million, of which $13.0 million was expended during the nine-month period ended September 30, 2003. The capital budget includes $4.2 million for a new slitter at one of our existing facilities in Hickman, Arkansas, $3.0 million to integrate our enterprise resource planning system into the tubular division of The LTV Corporation and $1.5 million for the construction of a new coiled tubing service center in Red Deer, Canada. The remaining $14.5 million of our capital budget will be used to acquire new equipment for our existing manufacturing facilities and to continue full integration of our recent acquisitions. We expect to meet ongoing working capital and the capital expenditure requirements from a combination of cash flow from operating activities and available borrowings under our revolving credit facility.

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

The Company's critical accounting policies and estimates are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2002, beginning on page 25. The Company's critical accounting policies and estimates did not change during the third quarter of 2003. Management believes that the application of these policies on a consistent basis enables the Company to provide the users of the financial statements with useful and reliable information about the Company's operating results and financial condition.

PROSPECTIVE ACCOUNTING STANDARDS
--------------------------------------------------------------------------------

Effective January 1, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN
45). The interpretation requires disclosure of all guarantee arrangements and requires guarantees issued or revised after December 31, 2002 to be recognized at fair value in the financial statements.

The Company has entered into debt guarantee agreements, related to the sale of the operating assets of its Cold Drawn Tubular Business ("DOM"), which could obligate the Company to make future payments if the primary obligor fails to perform under its contractual obligation. Should the Company be required to make any payments pursuant to these guarantees, the Company has a security interest in the underlying assets conveyed to the buyer. At September 30, 2003, these debt guarantees total approximately $1.5 million.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. The Company believes Pennsylvania Cold Drawn, the maker of the note receivable on the Cold Drawn Tubular Business may be considered a variable interest entity. The Company will adopt FIN 46 in the fourth quarter of fiscal 2003 and believes the impact of adopting this standard, including the consolidation of Pennsylvania Cold Drawn, will not have a material impact on the Company's financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

Interest Rate Risk
------------------

We are subject to interest rate risk to the extent we borrow against our revolving credit facility with variable interest rates. However, we utilize an interest rate swap agreement to moderate a portion of our exposure. We do not use derivative financial instruments for trading or other speculative purposes. Assuming the current level of borrowings and a two-percentage-point change in the average interest rates under these borrowings and taking into account the swap agreement in place, it is estimated that our interest expense for the quarter ended September 30, 2003 would not have changed by a material amount. In the event of an adverse change in interest rates, management would likely take further actions, in addition to the swap agreement currently in place, that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the further actions that would be taken and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

Steel Commodity Risk
--------------------

We are also subject to commodity price risk with respect to purchases of steel. Purchased steel represents approximately two-thirds of our cost of goods sold. As a result, the steel industry, which is highly volatile and cyclical in nature, affects and will affect our business both positively and negatively. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview -Pricing and Costs of Our Products."

Foreign Currency Risk
---------------------

The Company's reported cash flows related to its Canadian operations are based on cash flows measured in Canadian dollars converted to U.S. dollar equivalents based on published exchange rates for the period reported. In addition, the Company's Canadian operations have U.S. denominated debt outstanding as of September 30, 2003. However, we utilize a foreign currency hedge contract to moderate a portion of our exposure related to our Canadian operations' foreign currency denominated debt. We do not use derivative financial instruments for trading or other speculative purposes. The Company believes its current risk exposure to the exchange rate movements, based on net cash flows, to be immaterial.


ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

The Company's management, under the supervision and with the participation of our chief executive officer and chief financial officer, have reviewed and evaluated the Company's disclosure controls and procedures as of September 30, 2003. Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and (b) is accumulated and communicated to the Company's management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

--------------------------------------------------------------------------------
                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a) Exhibit No. Description

     10.1 Third Amendment to Amended and Restated Credit Agreement dated as of September 19, 2003 among Registrant and its subsidiaries, on the one hand, and the Senior Lenders, on the other hand.

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

     None

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


                                    Maverick Tube Corporation
                                  ----------------------------------------------
                                       (Registrant)



Date:  November 13, 2003          /s/ Gregg Eisenberg
                                  ----------------------------------------------
                                  Gregg Eisenberg, Chairman, President
                                  and Chief Executive Officer
                                  (Principal Executive Officer)


Date:  November 13, 2003          /s/ Pamela G. Boone
                                  ----------------------------------------------
                                  Pamela G. Boone, Vice President - Finance
                                  and Administration and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.                Description
--------------------------------------------------------------------------------

10.1 Third Amendment to Amended and Restated Credit Agreement dated as of September 19, 2003 among Registrant and its subsidiaries, on the one hand, and the Senior Lenders, on the other hand.

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