Form 10-K
period 2003-12-31
MAVERICK TUBE CORPORATION
filed 2004-03-08
CIK 869087

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [XX] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [XX] No [ ]

As of March 5, 2004, there were 42,001,662 shares of Registrant's common stock (including 2,185,169 shares of exchangeable shares) were outstanding. The approximate market value of voting stock held by non-affiliates of the Registrant (including exchangeable shares) as of June 30, 2003 was $794,801,064 (based upon the closing price for shares of the Registrant's common stock as reported on the New York Stock Exchange on June 30, 2003).

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Shareholders for its calendar year ended December 31, 2003 are incorporated by reference into Part I and Part II of this Annual Report on Form 10-K where indicated.

(2) Portions of the Registrant's Proxy Statement relating to the Registrant's 2004 Annual Meeting of Shareholders, to be held on May 3, 2004, are incorporated by reference into Part III of this Form 10-K where indicated.

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

                                    PART II.

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters
Item 6.           Selected Financial Data
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.          Quantitative and Qualitative Disclosure About Market Risk
Item 8.           Financial Statements and Supplementary Data
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.          Controls and Procedures

                                    PART III.

Item 10.          Directors and Executive Officers of the Registrant
Item 11.          Executive Compensation
Item 12.          Security Ownership of Certain Beneficial Owners and Management
Item 13.          Certain Relationships and Related Transactions
Item 14.          Principal Accountant Fees and Services
Item 15.          Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

Exhibit Index

                                     PART I

ITEM 1 BUSINESS

As used herein, Maverick Tube Corporation and its direct and indirect wholly-owned subsidiaries are collectively referred to as "the Company," whereas "Maverick" is referred to as the Company exclusive of its operating subsidiaries: Prudential Steel Ltd. ("Prudential"), Precision Tube Holding Corporation ("Precision"), the tubular division of the former LTV Corporation ("Republic Conduit") and SeaCAT Corporation ("SeaCAT"). Also, unless the context otherwise requires, the terms "we," "us" or "our" refer to the Company.

Certain statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this report regarding matters (including statements as to beliefs or expectations) that are not historical facts are forward-looking statements, as that term is defined under the Private Securities Litigation Reform Act of 1995. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For example, uncertainty continues to exist as to future levels and volatility of oil and gas price expectations and their effect on drilling levels and demand for our energy-related products, the future impact of industry-wide draw-downs of inventories, future import levels and the value of the U.S. dollar. Also, uncertainty continues to exist as to future purchased steel cost (our principal raw material, representing approximately two-thirds of cost of goods sold).

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

The market data and other statistical information used throughout this report are based on independent industry publications, government publications, reports by market research firms or other published independent sources. Some data is also based on our good faith estimates that are derived from our review of internal surveys as well as the independent sources listed above. Although we believe these sources are reliable, we have not independently verified the information and cannot guarantee its accuracy and completeness.

All amounts are expressed in U.S. dollars unless otherwise indicated.

GENERAL

Maverick Tube Corporation is a leading North American producer of welded tubular steel products used in energy and industrial applications. We are the largest producer of oil country tubular goods (sometimes referred to as OCTG) and line pipe products for use in newly drilled oil and gas wells and for transporting oil and natural gas. We primarily sell these products to distributors in the U.S. and Canada. Over the past two years, we expanded our business into coiled tubing products with our acquisitions of Precision and SeaCAT. These two acquisitions added $55.3 million of sales to our consolidated operations during 2003. Coiled tubing products are used primarily to maintain existing wells and to complete new wells. We sell coiled tubing to customers throughout North America and internationally. OCTG, line pipe and coiled tubing products comprise our energy product line. We generated approximately 70.3% of our revenue by supplying products to the energy business during 2003.

We also manufacture structural tubing, also known as hollow structural sections or HSS, standard pipe and pipe piling. In January 2003, we entered the steel electrical conduit business with our acquisition of Republic Conduit. This acquisition added $197.9 million of sales to our consolidated operations during

2003. Structural tubing, standard pipe, pipe piling and steel electrical conduit products comprise our industrial product line. We sell these industrial products to service centers, fabricators and end-users.

We were incorporated in Missouri in 1977 and reincorporated in Delaware in 1987. Our principal executive offices are located at 16401 Swingley Ridge Road, Seventh Floor, Chesterfield, Missouri 63017 and our phone number is (636) 733-1600.

Business Acquisitions and Recent Developments

On March 29, 2002, we completed the purchase of all the common stock of Precision, a Houston based, coiled tubular goods manufacturer, in exchange for $60.7 million cash and 200,000 of our common shares.

On December 31, 2002, we acquired the assets and certain liabilities of Republic Conduit for $119.9 million cash. In February 2003, we announced the closure of Republic Conduit's Youngstown, Ohio operating facility and its divisional headquarters.

On February 28, 2003, we completed the acquisition of SeaCAT, a Houston based, coiled tubular goods manufacturer, in exchange for $4.0 million cash, a $5.0 million secured, 11.0% subordinated note and 733,676 shares of common stock of the Company. The purchase price could be further increased by up to an additional $0.5 million if SeaCAT achieves certain performance targets through 2005.

As of December 31, 2003, we reorganized the structure of our Canadian operations in order to more appropriately reflect how we conduct our business in Canada, simplify our cross border organizations structure and reduce cost.

Our senior lenders have agreed to amend our senior credit facility to, among other things:

         - substitute our current cash dominion arrangement, under which the lenders have sole control over our cash receipts, for an arrangement that permits us to have sole control over our cash receipts unless and until our excess availability is less than $50 million or an event of default occurs, in which case the lenders have the option to impose a "springing" lock box arrangement and have sole control over our cash receipts; and

         - effectively increase the permitted funding deficiency amount of our supplemental executive retirement plan covering certain of our Canadian employees to $4 million Canadian.


Segments

As of January 1, 2003, the Company reclassified its business into two new segments, Energy Products and Industrial Products. These segments are designed to improve the alignment of strategies and objectives among sales, marketing and production; provide for more timely and rational allocation of resources within businesses; and focus long-term planning efforts on key objectives and initiatives.

For information with regard to total revenue, operating profit or loss and identifiable assets attributable to each of our business segments, see Notes 1 and 13 to the Consolidated Financial Statements on pages 32, 40 and 41 of our Annual Report to Stockholders for the Year Ended December 31, 2003 ("2003 Annual Report"), portions of which are filed as Exhibit 13, hereto.

RISK FACTORS

You should carefully consider the following risk factors and other information contained or incorporated by reference in this annual report on Form 10-K before purchasing shares of our common stock. Additional risks not presently known to us and risks that we currently deem immaterial may also impair our business operations. Our business and financial condition could be seriously harmed. In addition, the trading price of our common stock could decline due to the occurrence of any of such events, and you may lose all or part of your investment.

Downturns in oil and natural gas prices would reduce demand for our energy products, which could cause our sales to decrease.

Our principal products consist of OCTG, line pipe and coiled tubing and line pipe. Sales of these products to the energy industry constitute our most significant revenue source. In fact, revenues from the sale of OCTG, line pipe and coiled tubing to the energy industry accounted for approximately 70% and 82% of our revenues for the years ended December 31, 2003 and 2002, respectively. Demand for these products depends primarily upon the number of oil and natural gas wells being drilled, completed and worked over in the U.S. and Canada and the depth and drilling conditions of these wells. Similar factors also affect the demand for line pipe. The level of these activities is primarily dependent on current and anticipated oil and natural gas prices. Many factors, such as the supply and demand for oil and natural gas, general economic conditions and global weather patterns affect these prices. As a result, future levels and volatility of oil and natural gas prices are uncertain. In periods where the demand level for our OCTG products is reduced, we would expect that our sales of these products would decrease.

Easing or elimination of trade relief now in place would likely increase the level of imports of products that compete with ours, which would cause increased competition for our products.

U.S. OCTG - The level of imports of OCTG, which has varied significantly over time, affects the U.S. and Canadian OCTG markets. We believe these import levels are affected by, among other things:

         -        North American and overall world demand for OCTG,

         - The trade practices of and government subsidies to foreign producers and

         - The presence or absence of antidumping and countervailing duties.

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

U.S. antidumping and countervailing duty orders may be revoked as a result of periodic "sunset reviews." An individual importer may also obtain revocation applicable only to itself under certain circumstances. In June 2000, the U.S. government completed sunset reviews of orders covering Canada and Taiwan and revoked both orders. In June 2001, the U.S. government completed sunset reviews of the orders covering Argentina, Italy, Japan, Korea and Mexico and kept those orders in place. However, those orders will be subject to a new sunset review beginning in 2005. If the orders covering imports from Argentina, Italy, Japan, Korea and Mexico are revoked in full or in part or the duty rates lowered, we could be exposed to increased competition from imports that could have a material adverse effect on our U.S. business. In addition, the Continued Dumping and Subsidy Offset Act ("CDSOA") was passed during 2000. This act allowed for the tariffs collected by the U.S. Customs Department to be dispersed to those companies that supported the original suit.

In March 2002, an antidumping petition was filed with the U.S. government covering OCTG from Austria, Brazil, China, France, Germany, India, Indonesia, Romania, South Africa, Spain, Turkey, Ukraine and Venezuela. On May 10, 2002, the U.S. government voted to end this case. As a result of this ruling, there was not any additional import relief for OCTG. Imports of OCTG products increased 59.0% from 2002 to 2003, with import market share growing from 21.7% in 2002 to 28.8% in 2003. This increased level of imports contributed to weaker product pricing throughout most of 2003. In the absence of a trade finding on OCTG, we can expect our OCTG products to continue to be subject to both price and demand pressure throughout 2004.

U.S. Line Pipe - The three-year tariff rate quota on welded line pipe 16-inch and under imposed in March 2000 under Section 201 expired on March 1, 2003. In early March 2004, an antidumping petition was filed with the U.S. government covering line pipe from China, Korea and Mexico.

U.S. Industrial and Other - The Section 201 trade case signed by the President in March 2002 provided a three-year program of quotas and tariffs covering a wide range of imported steel products with the exception of OCTG. Of specific interest to our business, imported flat rolled products, including hot rolled steel coils, are subject to a three-year decreasing tariff system of 30.0%, 24.0% and 18.0%. Also, our standard pipe product line and HSS product line are subject to this same tariff system of 15.0%, 12.0% and 9.0%. On November 10, 2003, the World Trade Organization found the Section 201 trade case illegal. Based on this decision, the European Union and other complaining countries were in a position to impose retaliatory measures. As a result, on December 5, 2003, the President rescinded the Section 201 protection on steel imports.

Canada - In August 2002, the Canadian International Trade Tribunal found injury on the part of all imported steel products except hot rolled products. In September 2003, the Canadian government rejected the Tribunal's findings; thus, no additional duties will be imposed and no further trade action has been taken.

In October 2003, the Canada Customs and Revenue Agency initiated an inquiry into imports of HSS into Canada. Imports of HSS into Canada can affect our Canadian HSS selling prices and volumes.

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

Purchased steel represents approximately two-thirds of our cost of goods sold. As a result, the steel industry, which is highly volatile and cyclical in nature, affects our business both positively and negatively. Numerous factors, most of which are beyond our control, drive the cycles of the steel industry and influence steel prices. Some of these factors are:

         -        general economic conditions,

         -        industry capacity utilization,

         -        import duties and other trade restrictions and

         -        currency exchange rates.

Average steel costs included in cost of goods sold increased during 2003 by $31 per ton, or 10.0% from $311 per ton to $342 per ton. As with any change in our cost of steel raw materials, we cannot be certain as to the timing or extent of which such change is realized. The base replacement cost of hot rolled steel at December 31, 2003 is approximately 14.0% above the average cost of goods sold per unit experienced during 2003. In December 2003, our steel suppliers implemented an unprecedented scrap surcharge based upon the American Metal Market's Consumer Buying Price for No. 1 Busheling. It is expected the surcharge will fluctuate based on scrap prices on a monthly basis. The surcharges for January, February, March and an estimate for April 2004 are $20 per ton, $60 per ton, $100 per ton and $120 per ton, respectively. We expect the replacement cost of steel to remain volatile throughout 2004. We estimate our April 2004 replacement cost of steel to be approximately 50% to 75% above the prevailing price experienced during 2003. However, the magnitude and timing of steel cost changes are unknown at this time.

Changes in steel prices have a significant impact on the margin levels of our energy products due to the fact that energy products pricing is generally driven by OCTG and line pipe demand. However, we announced four spot U.S. OCTG price increases since the beginning of 2004 which have averaged approximately $180 per ton or 28.9% in response to the steel surcharges announced by our steel suppliers in late December 2003, which continue to be applied to our U.S. energy, HSS, standard pipe and piling products. We are also attempting to raise base prices on our conduit and Canadian energy products. These surcharges and price increases across all our product lines are designed to absorb the anticipated increase in the cost of our principal raw material. Given the mix of our U.S. alliance sales and volume of our Canadian OCTG business, the timing and the extent to which our price increases can be realized, are uncertain. No assurance can be given that we will be successful in implementing price increases sufficient to fully absorb the anticipated steel cost increases discussed below.

Reductions in industry inventory levels could reduce our sales and profit.

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

Drilling for, and the transmission of, oil and natural gas involve a variety of risks, including risks relating to well failures, line pipe leaks and fires. Actual or claimed defects in products, including our energy products, structural tubing and conduit, could give rise to claims, liabilities, costs and expenses, relating to loss of life, personal injury, property damage, damage to equipment and facilities, pollution, inefficient heat recovery, loss of production or suspension of operations. We maintain insurance coverage against potential product liability claims in amounts we believe to be adequate. However, in the future we may incur product liability claims in excess of our insurance coverage, or that is subject to substantial deductibles, or incur uninsured product liability costs. These liabilities and costs could have a material adverse effect on our business, results of operations and financial condition. Moreover, any claims made under our policies likely will cause our premiums to increase, and we may not be able to maintain adequate insurance coverage levels in the future.

We depend on a few suppliers for a significant portion of our steel, and a loss of one or more significant suppliers could adversely affect our ability to obtain our basic raw material.

In calendar year 2003, we purchased approximately 81% of our steel for our U.S. operations from three suppliers, and in excess of 80% of the steel for our Canadian operations from two Canadian suppliers. The loss of any of these suppliers or interruption of production at one or more of the suppliers could adversely affect our ability to obtain our basic raw material. In such case, our cost of purchasing steel from alternate sources could be higher and could affect our ability to produce sufficient quantities of our products.

Our increased level of indebtedness could make us more vulnerable to down-turns in the energy market.

We incurred additional indebtedness of $39.3 million during 2003. Our net debt to capitalization ratio decreased from 28.7% at December 31, 2002, to 27.9% at December 31, 2003. Because our OCTG business is highly cyclical, our historical financial results have been, and our future financial results are expected to be, subject to fluctuations. While management believes that our current level of indebtedness is reasonable in relation to our current capitalization and working capital positions, our increased level of indebtedness could increase our vulnerability to cyclical declines in the energy markets. More specifically, our level of indebtedness could affect our operations, and expose us to greater risks, during a cyclical decline in several ways, including:

         - a greater percentage of our cash flow would be required to be used to service our indebtedness;

         - we may not be able to generate sufficient cash flow from operations to enable us to meet our debt service and other fixed-charge requirements;

         - we may not be able to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate and other purposes;

         - our flexibility in planning for, or reacting to changes in, our businesses and the industries in which we compete may be limited; and

         - we may be put at a possible competitive disadvantage with respect to our competitors that have relatively less indebtedness.

Covenant restrictions in our senior revolving credit facility could limit our ability to operate our business.

Our revolving credit facility contains certain restrictive covenants that prohibit or impose limitations (subject to certain exceptions) on us with respect to, among other things:

         -        creation or incurrence of indebtedness;

         -        creation or incurrence of liens;

         -        investment;

         - mergers, acquisitions or changes of existence, ownership or business operations;

         - sale or other disposition of assets other than inventory in the ordinary course of business;

         - declaration or payment of dividends or the purchase, redemption, retirement or other acquisition of capital stock;

         -        transaction with affiliates;

         - capital expenditures in excess of $30.0 million in any calendar year and

         - granting of any negative pledge in any agreement, contract or understanding with a third party.

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

Prudential's facility located in Calgary, Alberta, operates under a collective bargaining agreement expiring on December 31, 2006 covering approximately 78% of all Prudential employees. Prudential has a good working relationship with the union and there have been no significant labor stoppages in their history.

In connection with our acquisition of Republic Conduit, we entered into collective bargaining agreements with the United Steel Workers of America covering approximately 49% of the employees of our Elyria, Counce and Ferndale facilities. These agreements expire on November 15, 2005.

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

We compete against a number of companies in each of our principal business lines. Some of our competitors are larger than us and have greater financial and marketing resources and business diversification. These companies may be better able than our Company to successfully endure downturns in either the energy or industrial sector. The OCTG, structural and electrical conduit product markets are largely commodity-based in nature and as a result, price competition is of particular importance. In periods of reduced demand for our products, we can either choose to maintain market share by reducing our selling prices to meet competition or maintain selling prices which would likely sacrifice market share. Sales and overall profitability would be reduced under either scenario.

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

Our subsidiary, Prudential Steel Ltd., sponsors two pension plans and a post-retirement benefit plan for substantially all of its Canadian employees and a supplemental executive retirement plan. At December 31, 2003, certain of these plans were under-funded resulting in a combined under-funding of an aggregate of approximately $7.9 million. If these plans do not achieve an investment return to the extent of the estimated rate for a particular fiscal year, such deficiency could result in a charge against earnings for that and subsequent years and could result in a violation of certain restrictive covenants in our senior credit facility.

Provisions in our corporate documents and Delaware law could delay or prevent a change of control.

Some provisions in our corporate documents and Delaware law could delay or prevent a change in control of the Company, even if that change might be beneficial to our stockholders. Our amended and restated certificate of incorporation and amended and restated by-laws contain provisions that may make acquiring control of Maverick difficult, including provisions:

         - limiting the rights to call special meetings of our stockholders;

         - regulating the ability of our stockholders to bring matters for action at annual meetings of our stockholders;

         -        prohibiting action by stockholders by written consent and

         - authorization to issue and set the terms of preferred stock by our board of directors.

In addition, we have adopted a stockholder rights plan that would cause extreme dilution to any person or group who would attempt to acquire a significant interest in Maverick without advance approval of our Board of Directors. Moreover, Delaware law would impose restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.

THE PRODUCTS WE PRODUCE

The following table summarizes our current manufacturing facilities and the products they produce:

       FACILITY                           PRODUCTS                               SIZES (1)
       --------                           --------                               -----
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

OUR BUSINESS STRATEGY

Identify And Enter New Markets

We continually seek and make acquisitions and capital expenditures to enter new markets, as evidenced by our entry into the structural tube market in 1994, the addition of our large diameter pipe and tube mill at our Hickman, Arkansas facility and our acquisitions of Prudential, Precision, SeaCAT and Republic Conduit. We intend to seek additional opportunities to expand our business to new markets where we believe we can compete effectively and profitably.

Increase Market Share By Expanding Our Existing Product Lines

We believe that the expansion of our product lines in both the energy and industrial segments of our business will allow us to increase our market share by capitalizing on our existing customer relationships to market additional products. The construction and equipping of our large diameter pipe and tube mill at the Hickman, Arkansas facility, and the acquisitions of Precision, SeaCAT and Republic Conduit are examples of this strategy.

Continually Improve The Efficiency Of Our Manufacturing Process

We intend to continue to pursue our objective of being a low-cost, high-volume producer of quality steel tubular products by seeking to:

         -        maintain product manufacturing cost controls;

         -        maximize production yields from raw materials;

         -        invest capital to lower costs and improve quality;

         - minimize unit production costs through effective utilization of plant capacity and

         -        minimize freight costs.

Deliver Quality Products And Service To Our Customers

We believe we have achieved an excellent reputation with our existing customers. We intend to continue to build long-term customer relationships with new and existing customers by seeking to:

         -        offer broad-based product lines;

         -        focus on product availability;

         -        deliver competitively priced quality products and

         - provide a high level of customer support before and after the sale.

THE ENERGY PIPE INDUSTRY

General

The energy pipe industry produces three principal classes of products: OCTG, line pipe and coiled pipe. OCTG consists of drill pipe, production casing, surface casing and production tubing. Drill pipe is used and may be reused to drill wells. Production casing forms the structural wall in oil and gas wells to provide support and prevent caving during drilling operations and is generally not removed after it has been installed in a well. Surface casing is used to protect water-bearing formations during the drilling of a well. Production tubing is placed within the casing and is used to convey oil and natural gas to the surface and may be replaced during the life of a producing well.

Manufacturers produce OCTG in numerous sizes, weights, grades and end finishes. We believe most OCTG is produced to American Petroleum Institute and Canadian Standard Association specifications. The grade of pipe used in a particular application depends on technical requirements for strength, corrosion resistance and other performance qualities. OCTG are generally classified into groupings of "carbon" and "alloy" grades. Carbon grades of OCTG have yield strength levels of 75,000 pounds per square inch or less and are generally used in oil and natural gas wells drilled to depths less than 8,000 feet. Alloy grades of OCTG have yield strength levels of 75,000 pounds per square inch or more and are generally used in oil and natural gas wells drilled to depths in excess of 8,000 feet, or for high temperature wells, highly corrosive wells or critical applications.

Carbon and alloy grades of OCTG are available from both electric resistance welded and seamless pipe producers. Electric resistance welded pipe, that is sometimes referred to as welded pipe, is produced by processing flat rolled steel into strips that are cold-formed, welded, heat-treated or seam-annealed and end-finished with threads and couplings. Seamless products are produced by individually heating and piercing solid steel billets into pipe and then end-finishing such pipe into OCTG in a manner similar to electric resistance welded pipe.

Based on published industry statistics, electric resistance welded products, which did not have significant market penetration prior to the mid-1970's, now account for approximately half of the tonnage of domestic

OCTG consumed annually. We believe electric resistance welded products have captured a significant majority of the carbon grade OCTG market, while seamless products retain a significant majority of the alloy grade OCTG market. We also believe further significant market penetration of welded products will depend upon increased market acceptance of welded products and technological advances in the types of raw materials and equipment utilized in the electric resistance welding process.

Line pipe products are used for surface production flow lines, gathering systems and pipeline transportation and distribution systems for oil, natural gas and other fluids. Line pipe is produced in both welded and seamless form. Line pipe markets are dependent not only on the factors that influence the OCTG market, but also on the level of pipe line construction activity, line pipe replacement requirements, new residential construction and utility purchasing programs.

Coiled down-hole tubing is primarily used to service existing oil and gas wells by reestablishing well production and extending well life. Coiled line pipe is a relatively new application of technology in offshore, sub-sea applications where continuous lengths of steel pipe are used as flow lines and umbilical lines sheathing control cables. Coiled line pipe is a more cost effective application compared to traditional jointed line pipe as it allows for much more rapid installation, which reduces overall costs. Coiled tubing is manufactured in the same manner as described above with the exception of the end-finishing process. The coiled tubing is then loaded onto reels and shipped to our customers.

Factors That Affect the Energy Market

The OCTG market is affected by several factors, the most significant being the number of oil and natural gas wells being drilled. The level of drilling activity is largely a function of current prices for oil and natural gas and the industry's future price expectations. The prices are determined by various supply and demand factors, such as consumption levels, current inventory levels, weather, import levels, production economics and future expectations. The following chart shows the price of oil and natural gas since the fourth quarter of 1997:

                 [CRUDE OIL AND NATURAL GAS PRICES LINE GRAPH]

             WTI Oil Price                U.S. Natural Gas Price       Alberta Spot Price - Natural Gas
4Q97             $20.22                            $2.80                           $1.92
1Q98             $16.08                            $2.11                           $1.13
2Q98             $14.77                            $2.18                           $1.34
3Q98             $14.13                            $1.96                           $1.29
4Q98             $13.09                            $1.87                           $1.53
1Q99             $13.09                            $1.73                           $1.50
2Q99             $17.68                            $2.14                           $1.76
3Q99             $21.59                            $2.49                           $2.02
4Q99             $24.30                            $2.45                           $2.03
1Q00             $28.88                            $2.53                           $2.13
2Q00             $29.04                            $3.53                           $2.93
3Q00             $30.62                            $4.44                           $4.24
4Q00             $32.10                            $6.21                           $4.87
1Q01             $29.06                            $6.65                           $7.13
2Q01             $27.99                            $4.32                           $4.58
3Q01             $26.96                            $2.65                           $2.53
4Q01             $20.45                            $2.40                           $2.09
1Q02             $21.72                            $2.40                           $2.16
2Q02             $26.18                            $3.23                           $2.93
3Q02             $28.52                            $3.06                           $2.14
4Q02             $28.32                            $4.05                           $3.45
1Q03             $34.18                            $6.45                           $5.41
2Q03             $29.10                            $5.34                           $5.16
3Q03             $30.26                            $4.73                           $4.71
4Q03             $31.48                            $5.26                           $4.39

The most commonly cited indicator of the level of drilling activity is the Baker Hughes rig count, which represents the number of active oil and natural gas rigs currently being operated. Since July 1987, the

Baker Hughes U.S. rig count hit a high in July 2001 of 1,293 rigs and a low in April 1999 of 496 rigs. Since July 1987, the Baker Hughes Canadian rig count hit a high in February 2001 of 579 rigs and a low in April 1992 of 32 rigs. The following charts show the U.S. and Canadian rig count since the fourth quarter 1997 and our shipments of OCTG for the same period:

           [U.S. RIG COUNT AND MAVERICK OCTG TONS SHIPPED LINE GRAPH]

           Quarterly Maverick OCTG Shipments            U.S. Rig Count
4Q97                      87,312                             997
1Q98                      63,290                             965
2Q98                      47,420                             862
3Q98                      44,124                             794
4Q98                      36,971                             688
1Q99                      25,970                             550
2Q99                      41,947                             524
3Q99                      60,346                             649
4Q99                      84,978                             775
1Q00                      75,784                             770
2Q00                      80,816                             842
3Q00                      88,411                             981
4Q00                      79,877                           1,076
1Q01                      91,289                           1,142
2Q01                     107,921                           1,237
3Q01                      99,931                           1,241
4Q01                      70,459                           1,008
1Q02                      64,818                             818
2Q02                      81,974                             806
3Q02                      73,406                             853
4Q02                      74,732                             847
1Q03                      96,874                             901
2Q03                     113,035                           1,028
3Q03                     104,332                           1,088
4Q03                     109,524                           1,109

        [CANADIAN RIG COUNT AND PRUDENTIAL OCTG TONS SHIPPED LINE GRAPH]

          Quarterly Prudential OCTG Shipments          Canadian Rig Count
4Q97                    52,207                                443
1Q98                    38,947                                469
2Q98                    13,982                                177
3Q98                    19,957                                205
4Q98                    21,562                                202
1Q99                    23,372                                283
2Q99                    17,786                                102
3Q99                    35,072                                257
4Q99                    41,923                                336
1Q00                    54,293                                469
2Q00                    39,737                                216
3Q00                    49,050                                313
4Q00                    53,926                                380
1Q01                    55,202                                515
2Q01                    36,766                                252
3Q01                    37,643                                320
4Q01                    27,663                                278
1Q02                    47,623                                377
2Q02                    27,763                                144
3Q02                    40,456                                249
4Q02                    45,610                                283
1Q03                    56,603                                494
2Q03                    36,251                                203
3Q03                    57,330                                383
4Q03                    57,354                                408

Another indicator of the demand for our energy products is the level of industry inventories maintained by manufacturers, distributors and end-users. When customers draw-down on inventory rather than purchase new products, the overall demand for new production goes down. Conversely, increases in inventory levels for our customers, has a positive effect on the demand for new production. Inventory levels in Canada and for coiled pipe are less meaningful because Canadian and coiled pipe distributors do not generally hold significant amounts of inventory. Inventory levels do not affect the production of coiled tubing as this product is manufactured to the end-users' specifications for a specific project.

The change in industry inventory levels during calendar year 2003 was negligible. For calendar years 2002 and 2001, declining industry inventory levels satisfied 9.3% and 0.5%, respectively of the U.S. OCTG consumption.

The amount of imported products from foreign producers also significantly affects the North American OCTG market. High levels of imports reduce the volume sold by North American producers and tend to suppress selling prices. We believe North American import levels are affected by, among other things, overall world demand for OCTG, the trade practices of and government subsidies to foreign producers and the presence or absence of governmentally imposed trade restrictions in the U.S. and Canada. See "Risk Factors" for a discussion of trade restrictions that have affected imports.

Our Energy Products

We manufacture OCTG used for production tubing, production casing and surface casing, and we also manufacture line pipe. We do not make drill pipe. We began selling coiled steel pipe for use in down-hole well servicing and line pipe applications with our acquisition of Precision on March 29, 2002 and further expanded our coiled steel pipe capabilities with the acquisition of SeaCAT on February 28, 2003. We produce all of our OCTG, line pipe and coiled tubing products (with the exception of SeaCAT) using only the electric resistance welding process. SeaCAT produces a portion of their product using a laser weld technique.

The following table shows our energy product shipments in tons, net sales and as a percentage of overall net sales measured in dollars:

                                                           ENERGY PRODUCTS
                                                           ---------------
                                                             NET SALES       % OF
                                                 TONS         (000'S)      NET SALES
                                                ------------------------------------
MAVERICK

Year ended December 31, 2003                    530,620      $324,760        36.7%
Year ended December 31, 2002                    344,690      $205,409        45.4%
Year ended December 31, 2001                    415,741      $278,287        51.1%

PRUDENTIAL

Year ended December 31, 2003                    306,348      $237,958        26.9%
Year ended December 31, 2002                    205,092      $138,491        30.6%
Year ended December 31, 2001                    264,489      $181,214        33.3%

PRECISION/SEACAT

Year ended December 31, 2003                     17,330      $ 55,332         6.3%
Year ended December 31, 2002                     10,677      $ 29,130         6.4%

Prudential provides tolling services, which is the conversion of steel to tubular products owned by our competitors. While tolling only comprises a small portion of our business, it provides additional tons, which optimizes mill operations and improves fixed cost absorption. Prudential tolling tons for the years ended December 31, 2003, 2002 and 2001 were 27,811, 15,535 and 23,919, respectively. Net sales associated with tolling tons for the years ended December 31, 2003, 2002 and 2001 were $3.9 million, $2.1 million and $5.6 million, respectively.

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

We manufacture finished goods in both carbon and alloy steel grades. Virtually all of our products are fully completed or "end-finished" at our facilities. In contrast, some of our competitors outsource the end-finishing of their products, thus adding to their freight and handling costs, or do not end-finish their products at all. The end-finish process includes, as appropriate, upsetting, beveling, threading, pressure testing and the application of couplings. Our fully finished OCTG are ready to be installed in oil or natural gas wells. By end-finishing our products, we are better able to control quality, cost and service to customers. Three of our U.S. energy facilities provide heat-treatment capabilities necessary for the production of alloy grade pipe. Our alloy grade tubing and casing products accounted for 19%, 21% and 16% of the tons of energy products we sold in calendar 2003, 2002 and 2001, respectively. Carbon grade tubing and casing accounted for the balance of these tons.

We manufacture OCTG and line pipe ranging in size from 1 1/2" to 16" in outside diameter. Excluding drill pipe, which we do not manufacture, approximately 80% of the total OCTG and line pipe tonnage produced in the western hemisphere in calendar 2003 fell into this size range.

Marketing

We sell OCTG and line pipe primarily throughout the United States and Canada to numerous distributors, which then resell the pipe to major and independent oil and natural gas production, gathering and pipeline companies. Our marketing philosophy emphasizes delivering competitively priced, quality products while providing a high level of service to our customers. With the addition of our large diameter facility and the acquisition of Precision, we market ourselves as a broad line supplier of OCTG and line pipe products. We maintain inventories of finished goods housed at our production facilities and at field locations close to the areas of drilling activity, which allows us to provide timely delivery of our products.

As of December 31, 2003 and 2002, our backlog orders (including bill and hold orders not yet shipped) for energy pipe products were approximately $137.7 million and $78.0 million, respectively. We expect to fill all of the backlog orders as of December 31, 2003 by the end of calendar 2004. We consider only $3.0 million and $2.6 million of our backlog orders, respectively, to be firm as remaining orders may generally be cancelled without penalty. Our backlog orders, as of any particular date, may not be indicative of our actual operating results for any period. We cannot give any assurance that the amount of backlog at any particular date will ultimately be realized.

Manufacturing

We manufacture OCTG and line pipe products at our facilities in Hickman, Arkansas; Conroe, Texas; Counce, Tennessee and Calgary, Alberta. We began full production of all of our products at our large diameter facility adjacent to our Hickman, Arkansas facilities, during calendar year 2001. We manufacture coiled down-hole tubing and coiled line pipe at our facilities in Houston, Texas. The facilities are strategically located to serve the energy markets in the United States and Canada. We can currently produce at a consolidated maximum rate of approximately 2,100,000 tons of finished products per year with approximately 1,254,000 tons currently dedicated to energy-related products. We operated our energy facilities at a capacity utilization of approximately 70% and 48% during calendar 2003 and 2002, respectively.

In order to control our manufacturing costs, we attempt to maximize production yields from purchased steel and reduce unit labor costs. We control labor costs by automating some of our activities and by seeking to optimize product throughput and scheduling. Generally, we maintain an innovative compensation plan, whereby the employees of our facilities who achieve certain performance based criteria receive quarterly bonuses. In addition, some employees are eligible to receive annual profitability bonuses based on our consolidated earnings. The maximum achievable incentives and bonuses for manufacturing employees range from 15% to 40% of an employee's salary and wages.

During calendar 2003, 2002 and 2001, we spent $7.3 million, $15.3 million and $13.3 million, respectively, on new capital equipment for our existing energy facilities. In 2003, we used $3.9 million for the installation of a new slitter in Arkansas. In 2002, we used $6.1 million for the installation of equipment relocated from our Longview, Washington, facility to our large diameter pipe and tubing facility in Hickman, Arkansas; $3.5 million for the installation of the Longview slitter in our Calgary, Alberta, facility, and $13.2 million for other equipment and system upgrades. Capital expenditures related to the large diameter pipe and tubing facility in Hickman, Arkansas were approximately $5.0 million during calendar 2001. Our capital budget for our energy facilities for calendar 2004 is $15.6 million. We expect these capital expenditures to result in manufacturing cost savings, quality improvements, expansion of our production capabilities, maintaining production capabilities and expanding our product lines.

Competition

The suppliers of OCTG and line pipe products face a highly competitive market. We believe the principal competitive factors affecting our business are price, quality, delivery, availability and service. We believe we enjoy an excellent reputation for quality products and outstanding customer service. We compete with several North American and numerous foreign producers of oil country tubular goods, some of which have greater financial resources than we do. In the OCTG market, our more significant U.S. competitors are Lone Star Steel Company, Newport Steel Company and IPSCO Tubular, Inc., which produce electric resistance welded pipe, and United States Steel Corporation and V&M Star Tubular Corporation, which primarily produce seamless pipe. Our most significant Canadian competitor is IPSCO Tubular, Inc., which produces electric resistance welded pipe. We also compete in the line pipe market with these same competitors, and with foreign producers of line pipe, most of which are units of large foreign steel makers. Our most significant coiled down-hole tubing and line pipe competitor is Quality Tubing, Inc.

During calendar years 2003, 2002 and 2001, we estimate domestic OCTG market penetration of tons consumed by imports into the U.S. was 28.8%, 21.7% and 30.2%, respectively. During calendar years 2003, 2002 and 2001, we estimate domestic OCTG market penetration of tons consumed by imports into Canada was 44.1%, 32.4% and 29.3%, respectively.

THE INDUSTRIAL INDUSTRY

General

Manufacturers in the industrial industry produce a wide variety of tubing and pipe products used for a number of applications. The number of different products produced for the industrial market is considerably larger than that produced for the OCTG market.

We manufacture structural tubing products, electrical conduit, standard pipe and piling products. Our structural tubing products are used in the following applications:

         - construction, including handrails, building columns and bridge frames;

         -        transportation, including boat trailers;

         - agricultural, including farm implement components and tillage equipment;

         - material handling, including storage rack systems and conveying systems support and

         -        recreational, including exercise equipment.

In addition, structural tubing is an attractive alternative to other structural steel forms, such as I-beams and H-beams. Structural tubing products offer strength and other product characteristics similar to beams, but with less steel content, resulting in lower costs to the end-user in many applications.

We believe demand for structural tubing is influenced primarily by the level of general economic activity in North America. We estimate domestic consumption of structural tubing during calendar years 2003, 2002 and 2001 was 1.9 million, 1.7 million and 2.0 million tons, respectively.

Electrical conduit is primarily used as sheathing for electrical and computer wiring in industrial, commercial and institutional construction referred to as non-residential construction. As such, electrical conduit demand is primarily influenced by changes in non-residential construction expenditures. We estimate domestic consumption of electrical conduit during calendar years 2003, 2002 and 2001 was 0.5 million, 0.6 million and 0.6 million tons, respectively. In recent years, electrical conduit has faced new competition from plastic pipe in certain applications.

Standard pipe products are used in industrial applications such as steam, water, air and gas lines, and plumbing and heating. We manufacture standard pipe in the same manner as we manufacture structural tubing. As with structural tubing, we believe demand for standard pipe is influenced primarily by the level of general economic activity in North America. We estimate domestic consumption of standard pipe during calendar years 2003, 2002 and 2001 was 2.4 million, 2.5 million and
2.8 million tons, respectively. In recent years, standard pipe has faced new competition from plastic pipe in certain applications.

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

Our Products

We can produce square, rectangular and round structural tubing, standard pipe and electrical conduit at our facilities in sizes ranging from 1/2" to 16" square and the equivalent sizes in rectangular and round tubing. Our products range from .120 to .500 inches in thickness. The annual capacity at our structural, standard pipe and electrical conduit facilities is approximately 846,000 tons. During calendar 2003 and 2002, we were operating at approximately 47% and 56%, respectively, of our structural capacity.

The following table shows our industrial product shipments in tons, net sales and as a percentage of overall net sales measured in dollars:

                                                                               INDUSTRIAL PRODUCTS
                                                                               -------------------
                                                                                    NET SALES        % OF
                                                                       TONS          (000'S)       NET SALES
                                                                      --------------------------------------
MAVERICK

Year ended December 31, 2003                                          150,552       $ 72,197          8.2%
Year ended December 31, 2002                                          142,827       $ 66,653         14.7%
Year ended December 31, 2001                                          152,138       $ 65,990         12.1%

PRUDENTIAL

Year ended December 31, 2003                                           21,122       $ 11,442          1.3%
Year ended December 31, 2002                                           22,031       $ 11,163          2.5%
Year ended December 31, 2001                                           30,704       $ 13,854          2.5%

REPUBLIC CONDUIT

Year ended December 31, 2003                                          227,861       $178,723         20.2%

Marketing

The structural tubing, standard pipe and electrical conduit markets are somewhat regional in nature, primarily because order sizes are smaller and lead-time requirements are shorter than for OCTG. We currently sell principally to distributors, but since 1997, we significantly increased our sales to large end-user customers. As in the case of OCTG, our marketing strategy emphasizes delivering competitively priced, quality products while providing a high level of service to our customers. In addition, we expect our marketing ability will be enhanced by the addition of a larger diameter pipe and tubing facility and the acquisition of Republic Conduit. Because the application of structural tubing, standard pipe products and electrical conduit is diverse, and a short lead-time is required for customer satisfaction, we maintain inventory levels, in terms of months of supply, comparable to those for OCTG. This finished goods inventory will consist of a larger number of items than in the case of OCTG. We use experienced manufacturing representatives in our sales efforts.

As of December 31, 2003 and 2002, our backlog of orders for structural tubing, electrical conduit and standard pipe were $15.6 million and $8.2 million, respectively. We expect to fill all of the backlog orders as of December 31, 2003 by the end of calendar 2004. We do not consider any of our backlog orders to be firm as they may generally be cancelled without penalty. Our backlog orders as of any particular date may not be indicative of our actual operating results for any fiscal period. We cannot give any assurance that the amount of backlog at any given time ultimately will be realized.

Manufacturing

We are currently producing structural square and rectangular shaped tubing products in our structural tube and large diameter facilities located in Hickman, Arkansas and in Calgary, Alberta. We are also currently producing structural round tubing products and standard pipe at our Hickman, Arkansas, Conroe, Texas, Counce, Tennessee and Elyria, Ohio facilities.

Based upon historical product relationships and our assumptions about the U.S. market, we estimate the sizes of structural tubing products we currently are capable of manufacturing represent 97% of the domestic tonnage of all sizes of domestic structural tubing products consumed.

We believe the types of standard pipe products we are capable of manufacturing represent approximately 81% of the domestic tonnage of all types of the U.S. standard pipe products consumed.

We believe the types of electrical conduit we are capable of manufacturing represent approximately 100% of the domestic tonnage of all types of the U.S. electrical conduit products consumed.

Consistent with our manufacturing strategy for OCTG production, we believe we are a low-cost, high-volume producer of quality structural tubing, standard pipe products and electrical conduit. We believe the application of our efficient manufacturing process originally developed for the production of OCTG, the labor costs and the strategic location of our facilities provide a conversion cost advantage relative to the majority of existing domestic structural tubing and standard pipe manufacturers.

During calendar 2003, 2002 and 2001, we spent $6.4 million, $3.8 million and $6.8 million, respectively, on additional equipment at our industrial facilities. Our capital budget for our industrial facilities for calendar 2004 is $2.6 million. We expect these capital expenditures to result in manufacturing cost savings and quality improvements. Capital expenditures related to our facility in Calgary, Alberta is included in the energy pipe industry section. Although the Calgary, Alberta facility manufactures industrial products, this facility is primarily energy product focused and only produces industrial products to fill out mill capacity.

Competition

Although a significant market for structural tubing is located within a 400-mile radius of our Hickman, Arkansas structural facility, no other major structural tubing facility is currently located within this area. Non-domestic competitors, primarily from Canada, represented 21.4%, 22.5% and 21.8% of total domestic sales of structural tubing in calendar years 2003, 2002 and 2001, respectively. We compete primarily against several domestic and numerous foreign producers of structural tubing. Our more significant structural tube competitors are Bull Moose Tube Corporation, Hanna Steel Corporation, Atlas Tube Inc., Independence Tube Corporation and Copperweld.

A significant market for standard pipe also exists. Foreign competition has had a large presence in the standard pipe market. Foreign competition represented approximately 33.6%, 37.4% and 35.6% of total domestic sales of standard pipe in calendar years 2003, 2002 and 2001, respectively. Our more significant standard pipe competitors are Wheatland Tube Company, U.S. Steel Corporation and IPSCO Tubular, Inc.

We compete primarily against Allied Tube and Conduit, Wheatland Tube Company and Western Tube and Conduit Corporation in the electrical conduit market. The import and export markets for electrical conduit are limited by strong local competition.

We believe the principal competitive factors affecting our structural tubing, standard pipe and electrical conduit businesses are price, product availability, delivery and service.

We believe we experience seasonal fluctuations in demand for our industrial products. However, the timing of such fluctuations may differ from fluctuations experienced in the OCTG market.

RAW MATERIALS

The majority of our steel purchases are completed at our headquarters in Chesterfield, Missouri in order to optimize pricing, quality, availability and delivery of our raw materials. During 2003, we consumed approximately 4.1% of the total amount of hot rolled steel produced in North America. Accordingly, we believe we are the largest purchaser of hot rolled steel in North America. We maintain favorable working relationships with our steel suppliers and believe we are treated favorably with respect to volume allocations and deliveries. We presently purchase the majority of our steel from several suppliers, with approximately 81% of consolidated purchases made from Nucor Corporation, Tuscaloosa Steel Corp., International Steel Group and IPSCO Steel, Inc. Nucor's mill in Hickman, Arkansas is directly connected by rail to our Hickman facilities, thus eliminating our freight costs for raw materials purchased from Nucor. Unlike our Hickman facilities, our facilities in Houston, Texas; Conroe, Texas; Elyria, Ohio; Counce, Tennessee; Ferndale, Michigan; Cedar Springs, Georgia and Calgary, Alberta are not directly connected by rail to our primary steel suppliers. To date, we have not experienced any significant disruption in our supply of raw materials. Our supplies, however, have implemented unprecedented scrap purchases that will significantly increase our cost of steel. See "Risk Factors -- Increase in steel prices, which would increase our costs of manufacturing our products, would likely decrease our operating profits." for further information.


DISCONTINUED OPERATIONS

On March 29, 2002, pursuant to an asset purchase agreement dated March 21, 2002, Maverick Tube L.P. completed the sale of our cold drawn tubular assets to Pennsylvania Cold Drawn, LLC ("PCD") for $8.1 million, consisting of cash of $1.2 million and the buyer's nine-year secured promissory note for $6.9 million. During 2003, we restructured the buyer's promissory note in exchange for the release of our guarantee of certain payment obligations and obtained additional security including the buyer's personal guarantee and increased the outstanding note obligation. As of December 31, 2003, we hold three notes totaling $9.5 million. We have not established reserves against these notes as we estimate the collateral value of the equipment is adequate to cover losses, if any, we may experience based upon an event of default.

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. The provisions of FIN 46 are required to be adopted the last day of the first quarter of 2004.

If we are required to consolidate PCD's operations into ours, on March 31, 2004, the Company may record a non-cash cumulative charge based on the adoption of FIN 46, in the range of approximately $1.0 to $2.0 million to recognize PCD's prior net losses. This would be reported as a separate line item in the consolidated statements of income, net of tax. The charge will be based on the fair value of the net assets of PCD.

EMPLOYEES

The following table shows the number of persons employed by the Company at December 31, 2003, and the percentage of those employees that are represented by a union contract:

                                                                          NUMBER            PERCENTAGE
                                                                            OF           REPRESENTED BY A
                                                                         EMPLOYEES        UNION CONTRACT
                                                                         --------------------------------
Maverick                                                                   1,460                  -
Prudential                                                                   566                 78%
Republic Conduit                                                             361                 49%
Precision                                                                    141                  -
SeaCAT                                                                        38                  -
                                                                           -----                 --
Total                                                                      2,566                 24%
                                                                           =====                 ==

ACCESS TO SEC FILINGS THROUGH COMPANY WEBSITE

Interested readers can access the Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the Investor Relations section of the Company's website at www.mavericktube.com. These reports can be accessed free of charge from the Company's website as soon as reasonably practicable after the Company electronically files such materials with, or furnishes them to, the SEC.

ITEM 2 PROPERTIES

We maintain manufacturing facilities and sales offices throughout North America. We believe our facilities are adequately insured, properly maintained and equipped with machinery and equipment suitable for their use. All of our operating facilities have been pledged as collateral under our senior revolving credit facility. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Our manufacturing facilities as of December 31, 2003 are summarized below.

Maverick

We use a 225 acre site in Hickman, Arkansas primarily for three of our manufacturing facilities. We lease our 315,000 square foot energy manufacturing plant and storage space and 275,000 square foot structural tube manufacturing plant (with 155,000 square feet of storage and shipping space). Each lease provides us with an option to purchase, which is exercisable on the expiration dates of the leases. The expiration dates are August 1, 2007 for the energy facility and February 1, 2004 for the structural tube facility. We exercised our option on the structural facility during February 2004. We own our third facility, which is a 300,000 square foot large diameter manufacturing plant and storage facility is owned by the Company. This facility manufactures both energy and structural tubing products. A 30,000 square foot facility leased and operated by an independant third party exists adjacent to our large diameter facility. We use this facility for the epoxy coating of our line pipe products.

We own 117 acres and a 244,000 square foot facility, which manufactures oil country tubular goods and line pipe located in Conroe, Texas. Of the 117 acres, approximately 52 acres is used for manufacturing and storage and 65 acres is available for future expansion.

We own 133 acres and a 64,000 square foot facility, which manufactures oil country tubular goods, line pipe, standard pipe and rigid conduit located in Counce, Tennessee. Of the 133 acres, approximately 25 acres is used for manufacturing and storage and 108 acres is available for future expansion.

Each manufacturing facility operated by Maverick is served by truck, has its own rail spur and is within close proximity of barge facilities.

We lease approximately 47,000 square feet of office space in Chesterfield, Missouri for our executive offices under a lease that expires in 2008.

Prudential

We own our 93 acre site in Calgary, Alberta on which we have three energy/industrial production facilities and three energy finishing facilities. The energy/industrial production facilities are located in approximately 197,200 square feet in two buildings. Each energy finishing facility is housed in its own building, and together they utilize approximately 81,700 square feet of space. Adjacent to these buildings is a 94,500 square foot industrial storage facility and a 29,900 square foot combination fabrication shop, storage and security building. There is 12,000 square feet of space for the slitter located in a separate building. These facilities are served by truck and have their own rail spur.

We lease approximately 15,800 square feet of office space in Calgary, Alberta under a lease that expires in 2008.

Precision

We own our 61 acre site in Houston, Texas for our coiled steel pipe production facility. The coiled steel pipe facility is comprised of two buildings and utlilizes approximately 68,100 square feet. There is 7,900 square feet of office space located in a third building. Of the 61 acres, approximately 10 acres is used for manufacturing and storage and 51 acres is available for future expansion. These facilities are served by truck.

SeaCAT

We own 15 acres and a 79,300 square foot facility, which manufactures specialized coiled steel tubing used in deepwater, sub-sea production systems located in Houston, Texas. Of the 15 acres, approximately 7 acres is used for manufacturing and storage and 8 acres is available for future expansion. This facility is served by Truck.

Republic Conduit Division

We own 85 acres and a 130,000 square foot steel electrical conduit manufacturing facility located in Cedar Springs, Georgia. Of the 85 acres, approximately 6 acres is used for manufacturing and storage and 79 acres is available for future expansion.

We own 20 acres and a 212,000 square foot facility, which manufactures steel electrical conduit and mechanical tubing, located in Ferndale, Michigan. Of the 20 acres, approximately 12 acres is used for manufacturing and storage and 8 acres is available for future expansion.

We own 57 acres and a 180,000 square foot facility, which manufactures rigid conduit and mechanical tubing, located in Elyria, Ohio. Of the 57 acres, approximately 15 acres is used for manufacturing and storage and 42 acres is available for future expansion.

The Republic Conduit Division facilities are all served by truck, while Cedar Springs, Georgia also has its own rail spur.

Property Held for Sale

We own 34 acres in Longview, Washington. This site has a 168,000 square foot manufacturing and storage facility. The Company has a firm contract on the sale of this property in the amount of $5,850,000 and expects to close the transaction during the first half of 2004.

We own 37 acres in Youngstown, Ohio. This site has a 558,000 square foot manufacturing and storage facility. The Company expects to sell the Youngstown, Ohio land and building during 2004 as part of our planned exit from the Youngstown, Ohio facility.

We own 4 acres in Youngstown, Ohio. This site has a 44,000 square foot office building. The Company expects to sell the Youngstown, Ohio land and office building during 2004 as part of our planned exit to relocate the administrative functions of Republic Conduit.

ITEM 3 LEGAL PROCEEDINGS

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of our business. We maintain insurance coverage against potential claims in an amount, which we believe to be adequate. We believe we are not presently a party to any litigation in which the outcome would have a material adverse effect on our business or operations.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted, during the quarter ended December 31, 2003 covered by this report, to a vote of our security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by Item 5 is set forth under the caption "Market For Our Common Equity and Related Stockholder Matters" (page 45) of our 2003 Annual Report and incorporated herein by reference.

ITEM 6 SELECTED FINANCIAL DATA

The information required by Item 6 is set forth under the caption "Historical Financial Information" (page 44) of our 2003 Annual Report and incorporated herein by reference.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 18 through 26) of our 2003 Annual Report and incorporated herein by reference.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" (page
26) of our 2003 Annual Report and incorporated herein by reference.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is set forth under the caption "Consolidated Financial Statements," the notes thereto and the Report of Ernst & Young LLP (pages 27 through 43) of our 2003 Annual Report and incorporated herein by reference.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of our chief executive officer and chief financial officer, have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003. Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of December 31, 2003, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and (b) is accumulated and communicated to the Company's management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There were no material changes in the Company's internal control over financial reporting during the fourth quarter of 2003 that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the caption "Item 1 - Election of Directors" of our definitive proxy statement, with respect to directors, executive officers, code of ethics, audit committee and audit committee financial experts of the Company and Section 16(c) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item.

Set forth below are descriptions of the backgrounds of our executive officers and their principal occupations for at least the last five years:

Gregg Eisenberg (age 53) has served as Chairman of the Board since February 1996. He has served as President, Chief Executive Officer and a director of the Company since 1988. Prior to joining the Company in 1983, he was employed with Central Steel Tube Company for six years. He is the current president, a former director and past chairman of the Committee on Pipe and Tube Imports.

James A. Cowan (age 46) has served as Executive Vice President and Chief Operating Officer since March 2003. Prior to joining the Company, he was employed as President of V&M Star Tubular Corporation (formerly the Tubular Division of North Star Steel) based in Youngstown, Ohio since 1998.

Pamela G. Boone (age 40) has served as Vice President - Finance and Administration, Treasurer, Secretary and Chief Financial Officer of the Company since March 2001. From January 1997 to March 2001, Ms. Boone served as Corporate Controller. From 1994 until she became Corporate Controller, she served as the Company's budget and tax accounting manager.

T. Scott Evans (age 56) has served as Senior Vice President - Sales and Marketing of the Company since February 2003. From September 1992 to February 2003, Mr. Evans served as the Company's Vice President - Commercial Operations. Prior to joining the Company in 1988 as General Sales Manager, he was employed with Wolverine Tube Corporation. From January 1981 to June 1986, Mr. Evans was employed with Republic Steel Corporation.

Sudhakar Kanthamneni (age 56) has served as Senior Vice President - Manufacturing and Technology of the Company since February 2003. From August 1992 to February 2003, Mr. Kanthamneni served as the Company's Vice President - Manufacturing and Technology. From May 1991 to August 1992, Mr. Kanthamneni served as the Company's Vice President - Manufacturing. Prior to joining the Company in 1987, he was employed with Central Steel Tube Company for ten years.

Richard W. Preckel (age 44) has served as Vice President - Strategic Services of the Company since February 2003. From November 2000 to February 2003, Mr. Preckel was the Company's Vice President of Canadian Operations. From 1994 to November 2000, Mr. Preckel was the Company's General Manager of Marketing Services. Mr. Preckel joined the Company in 1987 and served as the Company's Manager of Planning and Budgets, Controller of the Texas facility and Accounting Manager.

ITEM 11 EXECUTIVE COMPENSATION

The information required by Item 11 is set forth under the caption "Executive Compensation" of our definitive proxy statement and incorporated herein by reference. Our definitive proxy statement is being filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is set forth under the caption "Security Ownership of Management" and under the caption "Securities Authorized For Issuance Under Equity Compensation Plans," of our definitive proxy statement and incorporated herein by reference. Our definitive proxy statement is being filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is set forth under the caption "Certain Relationships and Related Transactions" of our definitive proxy statement and incorporated herein by reference. Our definitive proxy statement is being filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 is set forth under the caption "Fees Billed By Independent Public Accountants" of our definitive proxy statement and incorporated herein by reference. Our definitive proxy statement is being filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements

                  The consolidated financial statements of the Company, including the notes thereto, required in response to this item as set forth in response to Part II, Item 8 of this Annual Report are incorporated herein by reference to the Company's 2003 Annual Report and are filed herewith as Exhibit 13.

                       -   Report of Independent Auditors (page 27).

                       - Consolidated Balance Sheets as of December 31, 2003 and 2002 (page 28).

                       - Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001 (page 29).

                       - Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001 (page 30).

                       - Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001 (page 31).

                       -   Notes to Consolidated Financial Statements (pages
                           32-43).

         2.       Financial Statement Schedule

                  The following consolidated financial statement schedule of the Company is included with this Annual Report on Form 10-K:

                  Schedule II Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001.

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

(b)      Reports on Form 8-K:

The Company filed one report on Form 8-K during the quarter ended December 31, 2003. Information regarding the items reported on is as follows:

Date                   Item Reported On

December 19, 2003      The Company provides clarification on industry wide cost
                       and selling price increases.

                            MAVERICK TUBE CORPORATION
                                AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                               ADDITIONS
                                                         ----------------------
                                             BALANCE AT  CHARGED TO    CHARGED
                                             BEGINNING    COST AND     TO OTHER     DEDUCTIONS       BALANCE AT
          CLASSIFICATION                      OF YEAR     EXPENSES     ACCOUNTS      DESCRIBE        END OF YEAR
--------------------------------------       ----------  ----------    --------     ----------       -----------
Year ended December 31, 2001:
 Deducted from asset account:
     Accounts receivable allowances           $  2,141    $    327      $   --       $    56  (1)      $ 2,412
     Valuation allowance for deferred
     income taxes                             $  2,377    $     --      $   --       $(1,376)  (2)     $ 1,001

Year ended December 31, 2002:
 Deducted from asset account:
     Accounts receivable allowances           $  2,412    $    449      $2,327 (3)   $    --           $ 5,188
     Valuation allowance for deferred
     income taxes                             $  1,001    $     --      $   --       $(1,001)(4)       $    --

Year ended December 31, 2003:
 Deducted from asset account:
     Accounts receivable allowances           $  5,188    $    298      $   --       $    72 (1)       $ 5,414
     Valuation allowance for deferred
     income taxes                             $     --    $     --      $   --       $    53 (5)       $    53

(1)  Uncollectible accounts written off, net of recoveries.

(2) Resulted from generating taxable income at our Longview, Washington facility.

(3) Acquired allowances as a result of the Precision and the Republic Conduit acquisitions during 2002.

(4)  Resulted from generating taxable income at our Hickman, Arkansas facility.

(5)  Resulted from losses incurred at the Company's United Kingdom facility.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Maverick Tube Corporation
                                   ---------------------------------------------
                                                    (registrant)

March 8, 2004                      /s/ Gregg Eisenberg
                                   ---------------------------------------------
                                   Gregg Eisenberg, Chairman, President
                                   and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 8, 2004                      /s/ Gregg Eisenberg
                                   ---------------------------------------------
                                   Gregg Eisenberg, Chairman, President
                                   and Chief Executive Officer and Director
                                   (Principal Executive Officer)

March 8, 2004                      /s/ Pamela G. Boone
                                   ---------------------------------------------
                                   Pamela G. Boone, Vice President - Finance and
                                   Administration
                                   (Principal Financial and Accounting Officer)

March 8, 2004                      /s/ Paul G. McDermott
                                   ---------------------------------------------
                                   Paul G. McDermott, Director

March 8, 2004                      /s/ C. Robert Bunch
                                   ---------------------------------------------
                                   C. Robert Bunch, Director

March 8, 2004                      /s/ C. Adams Moore
                                   ---------------------------------------------
                                   C. Adams Moore, Director

March 8, 2004                      /s/ David H. Kennedy
                                   ---------------------------------------------
                                   David H. Kennedy, Director

March 8, 2004                      /s/ Wayne P. Mang
                                   ---------------------------------------------
                                   Wayne P. Mang, Director

March 8, 2004
                                   ---------------------------------------------
                                   J. Donald Wilson, Director

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

4.7 Indenture, dated as of June 9, 2003, between Maverick Tube Corporation and the Bank of New York, incorporated herein by reference to Exhibit
         4.3 to the Registrant's Registration Statement on Form S-3, filed on July 11, 2003 (File No. 33-106976).

4.8 Form of 4.00% Convertible Senior Subordinated Note due 2033, incorporated herein by reference to Exhibit A of the Indenture filed on
         Exhibit 4.3 to the Registrant's Registration Statement on Form S-3, filed on July 11, 2003 (File No. 33-106976).

4.9 Registration Rights Agreement dated as of June 9, 2003 by and among Maverick Tube Corporation and J.P. MorganSecurities, Inc., Jefferies & Co., Inc. and Raymond James & Associates, Inc., incorporated herein by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-3, filed on July 11, 2003 (File No. 33-106976).

4.10 Supplemental Indenture, dated as of October 24, 2003, between Maverick Tube Corporation and the Bank of New York, incorporated herein by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-3/A, filed on October 27, 2003 (File No. 33-106976).

10.1 Lease and Agreement dated July 24, 1992, by and between the Registrant and the Arkansas Development Finance Authority (the "Authority"), incorporated herein by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.

10.2* Maverick Tube Corporation Savings for Retirement Plan effective on February 15, 1988, as amended, incorporated herein by reference to
         Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

10.3 Lease Agreement dated as of March 1, 1994, between the Authority, as lessor, and the Registrant as lessee, related to the Registrant's Arkansas Structural Facility, incorporated herein by reference to
         Exhibit 10.14 to the Registrant's Registration Statement on Form S-2, (File number 33-80096).

10.4 First Supplemental Trust Indenture to Lease Agreement between the Authority, as lessor and the Registrant, as lessee relating to the Registrant's Arkansas Structural Facility, dated July 1, 1994, incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1994.

10.5* The Maverick Tube Corporation 1994 Stock Option Plan, incorporated herein by reference to Exhibit 10.17 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

10.6* The Maverick Tube Corporation Director Stock Option Plan, incorporated herein by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

10.7* Form of Deferred Compensation Agreement between the Registrant and Messrs. Gregg Eisenberg, T. Scott Evans and Sudhakar Kanthamneni dated October 1, 1995, incorporated herein by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

10.8* Form of Severance Agreement dated December 10, 1998, by and among the Registrant and Gregg Eisenberg, Sudhakar Kanthamneni and T. Scott Evans, incorporated herein by reference to Exhibit 10.16 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

10.9* Amendment #1 to the Maverick Tube Corporation Director Stock Option Plan, incorporated herein by reference to Exhibit 10.24 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

10.10* Amendment #1 to the Maverick Tube Corporation 1994 Stock Option Plan, incorporated herein by reference to Exhibit 10.21 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

10.11 Agreement of Limited Partnership between the Registrant, Maverick Investment Corporation and Maverick Tube L.P., incorporated herein by reference to Exhibit 10.13 of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

10.12* The Registrant's Amended and Restated Prudential Steel Ltd. Stock Option Plan incorporated herein by reference to Exhibit 99.1 of the Registrant's Form S-8 filed on September 27, 2000, (File No. 335-46740).

10.13* Amended and Restated Prudential Steel Ltd. Pension Plan for Salaried Employees restated effective January 1, 1992 and including amendments to January 1, 1998, incorporated herein by reference to Exhibit 10.15 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (In Canadian Dollars).

10.14 Lease and Agreement dated January 10, 2001, by and between the Registrant and Commercial Resins Company, Inc., incorporated herein by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.15* Prudential Steel Ltd. Supplemental Employees' Retirement Plan dated as of January 1, 1994, incorporated herein by reference to Exhibit 10.19 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.16 First Amendment to Amended and Restated Secured Credit Agreement, incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2001.

10.17* Second Amendment to the 1994 Stock Option Plan, incorporated herein by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2001.

10.18 Amending Letter to the Letter Agreement dated December 27, 2000 between Prudential Steel Ltd. and Royal Bank of Canada, incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001.

10.19 Waiver Letter to the Amended and Restated Secured Credit Agreement among the Registrant and Harris Trust and Savings Bank as Agent dated as of December 28, 2000, incorporated herein by reference to Exhibit
         10.2 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001.

10.20 Amended and Restated Credit Agreement dated as of December 31, 2002 by and among the Registrant and its subsidiaries, on the one hand, and JP Morgan Chase Bank, CIT Business Credit Canada Inc., General Electric Capital Corporation, and other financial lenders now or hereinafter a party to the agreement, on the other hand, incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on January 3, 2003.

10.21* Collective Bargaining Agreement between the Registrant. And the United Steelworkers of America, effective as of January 1, 2003 through November 15, 2005, incorporated herein by reference to Exhibit 10.30 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.22* Collective Bargaining Agreement between the Registrant. And the United Steelworkers of America, effective as of January 1, 2003 through November 15, 2005, incorporated herein by reference to Exhibit 10.31 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.23* Employment contract between the Registrant and Jim Cowan dated February 20, 2003, incorporated herein by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2003.

10.24 First Amendment to Amended and Restated Credit Agreement dated as of February 28, 2003 among Registrant and its subsidiaries, on the one hand, and the Senior Lenders, on the other hand, incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2003.

10.25 Second Amendment to Amended and Restated Credit Agreement dated as of June 2, 2003 among Registrant and its subsidiaries, on the one hand, and the Senior Lenders, on the other hand, incorporated herein by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2003.

10.26 Third Amendment to Amended and Restated Credit Agreement dated as of September 19, 2003 among Registrant and its subsidiaries, on the one hand, and the Senior Lenders, on the other hand, incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2003.

10.27 Fourth Amendment to Amended and Restated Credit Agreement dated as of December 16, 2003 among Registrant and its subsidiaries, on the one hand, and the Senior Lenders, on the other hand, filed herewith.

10.28* Severance Agreement dated February 19, 2003, by and among the Registrant and Jim Cowan, filed herewith.

12       Computation of Earnings to Fixed Charges, filed herewith.

13 Portions of Registrant's 2003 Annual Report to Stockholders which are incorporated by reference herein, filed herewith.

14       Code of Business Conduct and Ethics, filed herewith.

21       Subsidiaries of the Registrant, filed herewith.

23.1     Consent of Ernst & Young LLP, independent auditors, filed herewith.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, filed herewith.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, filed herewith.

32.1     Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer, filed herewith

32.2     Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Financial Officer, filed herewith.

*        Management contract or compensatory plan or arrangement.