Form 10-K/A
period 2003-12-31
MAVERICK TUBE CORPORATION
filed 2004-03-19
CIK 869087

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A
                                (Amendment No.1)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                EXPLANATORY NOTE



This Form 10-K/A ("Amendment") has been filed with the Securities and Exchange Commission ("SEC") to amend its annual report on Form 10-K for the year ended December 31, 2003, originally filed with the SEC on March 8, 2004 (the "Original Filing"). The purposes of this Amendment are:

     - To revise our Recent Development section of Item 1 with respect to the discussion of our April 2004 replacement cost of steel and our OCTG selling prices;

     - To correct certain page references to portions of our proxy statement being incorporated by reference in Item 3 of our Original Filing;

     - To file two additional exhibits to constitute Exhibit 10.29 (Fifth Amendment to our Revolving Credit Facility) and Exhibit 10.30 (Restated Deferred Compensation Agreement); and

     - To correct certain typographical errors.

The registrant has made no other changes to the Original Filing.

As required under the SEC rules, this Amendment sets for the complete text of
Part I and III as amended. Part II did not contain any changes.

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

Our senior lenders have amended our senior credit facility to, among other things:

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


Effective April 1, 2004, the steel surcharge based upon the American Metal Market's Consumer Buying Price for No. 1 Busheling will be $125 per ton. Our replacement cost of steel for the second quarter is 68% above the prevailing cost experienced during 2003. Changes in steel prices have a significant impact on the margin levels of our energy products due to the fact that energy products pricing is generally driven by OTCG and line pipe demand. However, we have announced five spot U.S. OCTG price increases since the beginning of 2004 which have averaged approximately $375 per ton in response to the steel surcharges and base price increases announced by our steel suppliers in March 2004.

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

For information with regard to total revenue, operating profit or loss and identifiable assets attributable to each of our business segments, see Notes 1 and 13 to the Consolidated Financial Statements on pages 32, 40 and 41 of our Annual Report to Stockholders for the Year Ended December 31, 2003 ("2003 Annual Report"), portions of which are filed as Exhibit 13, previously filed.

RISK FACTORS

You should carefully consider the following risk factors and other information contained or incorporated by reference in this annual report on Form 10-K, as amended, before purchasing shares of our common stock. Additional risks not presently known to us and risks that we currently deem immaterial may also impair our business operations. Our business and financial condition could be seriously harmed. In addition, the trading price of our common stock could decline due to the occurrence of any of such events, and you may lose all or part of your investment.

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

In connection with our acquisition of Republic Conduit, we entered into collective bargaining agreements with the United Steel Workers of America covering approximately 49% of all Republic Conduit employees. These agreements expire on November 15, 2005.

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

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the caption "Item 1 - Election of Directors" (pages 4-7) of our definitive proxy statement, with respect to directors, executive officers, code of ethics, audit committee and audit committee financial experts of the Company and Section 16(c) beneficial ownership reporting compliance, is incorporated herein by reference in response to this item.

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

ITEM 11 EXECUTIVE COMPENSATION

The information required by Item 11 is set forth under the caption "Executive Compensation" (page 7) of our definitive proxy statement and incorporated herein by reference. Our definitive proxy statement is being filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is set forth under the caption "Security Ownership of Management" (page 3) and under the caption "Securities Authorized For Issuance Under Equity Compensation Plans," (page 9) of our definitive proxy statement and incorporated herein by reference. Our definitive proxy statement is being filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is set forth under the caption "Certain Relationships and Related Transactions" (page 10) of our definitive proxy statement and incorporated herein by reference. Our definitive proxy statement is being filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 is set forth under the caption "Fees Billed By Independent Public Accountants" (page 21) of our definitive proxy statement and incorporated herein by reference. Our definitive proxy statement is being filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.

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

                                              Maverick Tube Corporation
                                   ---------------------------------------------
                                                    (registrant)

March 18, 2004                     /s/ Gregg Eisenberg
                                   ---------------------------------------------
                                   Gregg Eisenberg, Chairman, President
                                   and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 18, 2004                     /s/ Gregg Eisenberg
                                   ---------------------------------------------
                                   Gregg Eisenberg, Chairman, President
                                   and Chief Executive Officer and Director
                                   (Principal Executive Officer)

March 18, 2004                     /s/ Pamela G. Boone
                                   ---------------------------------------------
                                   Pamela G. Boone, Vice President - Finance and
                                   Administration
                                   (Principal Financial and Accounting Officer)

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

10.27 Fourth Amendment to Amended and Restated Credit Agreement dated as of December 16, 2003 among Registrant and its subsidiaries, on the one hand, and the Senior Lenders, on the other hand, incorporated herein by reference to Exhibit 10.27 of the Original Filing.

10.28* Severance Agreement dated February 19, 2003, by and among the Registrant and Jim Cowan, incorporated herein by reference to Exhibit
         10.28 of the Original Filing.

10.29 Fifth Amendment to Amended and Restated Credit Agreement dated as of March 10, 2004 among Registrant and its subsidiaries, on the one hand, and the Senior Lenders, on the other hand, filed herewith.


10.30* Restated Deferred Compensation Agreement between the Registrant and Messrs. Gregg Eisenberg, T. Scott Evens, Sudhaker Kemthammeni and Jim Connor dated February 20, 2003, filed herewith.

12 Computation of Earnings to Fixed Charges, filed as Exhibit 12 to the Original Filing.

13 Portions of Registrant's 2003 Annual Report to Stockholders which are incorporated by reference herein, filed as Exhibit 13 to the Original Filing.

14 Code of Business Conduct and Ethics, filed as Exhibit 14 to the Original Filing.

21       Subsidiaries of the Registrant, filed as Exhibit 21 to the Original
         Filing.

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