Form 10-Q
period 2004-05-07
MAVERICK TUBE CORPORATION
filed 2004-05-07
CIK 869087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period From ____________TO _____________

COMMISSION FILE NUMBER  001-10651
                      -----------

                            MAVERICK TUBE CORPORATION
                            16401 Swingley Ridge Road
                                  Seventh Floor
                          Chesterfield, Missouri 63017
                                 (636) 733-1600

State or other jurisdiction of incorporation or organization - Delaware

I.R.S. Employee Identification No. - 43-1455766

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes XX No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes XX No--

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value - 42,327,042 shares as of May 3, 2004

--------------------------------------------------------------------------------
                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES

                                      INDEX
--------------------------------------------------------------------------------

                                                                        PAGE NO.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)                                    3

           Condensed Consolidated Balance Sheets - March 31, 2004
           and December 31, 2003                                               3

           Condensed Consolidated Statements of Income - Three
           Months Ended March 31, 2004 and 2003                                4

           Condensed Consolidated Statements of Cash Flows - Three
           Months Ended March 31, 2004 and 2003                                5

           Notes to Condensed Consolidated Financial Statements                7

           Independent Accountants' Review Report                             15

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          16

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         26

Item 4.    Controls and Procedures                                            27

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                   28

SIGNATURES                                                                    29

EXHIBIT INDEX                                                                 30

--------------------------------------------------------------------------------
                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
--------------------------------------------------------------------------------

                                                         March 31,  December 31,
                                                           2004        2003
                                                             (Unaudited)
                                                       -------------------------
ASSETS
Current assets:
    Cash and cash equivalents..........................     $40,589     $29,202
    Accounts receivable, less allowances of
      $6,390 and $5,414 on March 31, 2004 and
      December 31, 2003, respectively..................     155,705     117,115
    Inventories........................................     197,928     184,025
    Deferred income taxes..............................       6,500       5,534
    Income taxes refundable............................         591         590
    Prepaid expenses and other current assets..........       4,478       6,267
                                                       -------------------------
Total current assets...................................     405,791     342,733

Property, plant and equipment, net of accumulated
  depreciation of $156,189 and $151,331 on
  March 31, 2004 and December 31, 2003,
  respectively.........................................     196,832     189,434
Goodwill...............................................      85,984      82,982
Other acquired intangibles, net of accumulated
  amortization.........................................      35,109      35,304
Note receivable........................................           -       9,500
Other assets...........................................      13,011      10,773
                                                       -------------------------
                                                           $736,727    $670,726
                                                       =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable...................................     $63,969     $47,557
    Accrued expenses and other liabilities.............      38,689      34,391
    Deferred revenue...................................         198       3,386
    Income taxes payable...............................      14,741         203
    Current maturities of long-term debt...............       3,488       3,533
                                                       -------------------------
Total current liabilities                                   121,085      89,070

Long-term debt, less current maturities................       3,371       4,209
Convertible senior subordinated notes..................     120,000     120,000
Revolving credit facility..............................      50,000      50,213
Other liabilities......................................      16,348      16,436
Deferred income taxes..................................       8,953       6,000

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 5,000,000
  authorized shares; 1 share issued and
  outstanding at March 31, 2004 and
  December 31, 2003....................................           -           -
Common stock, $0.01 par value; 80,000,000
  authorized shares; 42,287,789 and
  42,001,662 shares issued and outstanding
  at March 31, 2004 and December 31, 2003,
  respectively.........................................         423         420
Additional paid-in capital.............................     231,199     227,048
Retained earnings......................................     190,933     162,192
Accumulated other comprehensive loss...................      (5,585)     (4,862)
                                                       -------------------------
                                                            416,970     384,798
                                                       -------------------------
                                                           $736,727     670,726
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
--------------------------------------------------------------------------------

                                                          Three Months Ended
                                                              March 31,
                                                           2004        2003
                                                       -------------------------

Net sales..............................................    $311,298    $219,438
Cost of goods sold.....................................     240,758     204,529
                                                       -------------------------
Gross profit...........................................      70,540      14,909

Selling, general and administrative....................      19,641      12,313
                                                       -------------------------
Income from operations.................................      50,899       2,596

Interest expense.......................................       2,618       2,235
                                                       -------------------------
Income before income taxes.............................      48,281         361

Provision for income taxes.............................      17,956         119
                                                       -------------------------
Income before cumulative effect of
  an accounting change.................................      30,325         242

Cumulative effect of an accounting
  change (net of benefit for income
  taxes of $951).......................................      (1,584)          -
                                                       -------------------------
Net income.............................................     $28,741        $242
                                                       =========================


Basic earnings (loss) per share
  Income before cumulative effect of
  an accounting change.................................       $0.72       $0.01
  Cumulative effect of an accounting change............       (0.04)          -
                                                       -------------------------
  Net income                                                  $0.68       $0.01
                                                       =========================

Diluted earnings (loss) per share
  Income before cumulative effect of
  an accounting change.................................       $0.72       $0.01
  Cumulative effect of an accounting change............       (0.04)          -
                                                       -------------------------
  Net income...........................................       $0.68       $0.01
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
--------------------------------------------------------------------------------

                                                          Three Months Ended
                                                              March 31,
                                                           2004        2003
                                                       -------------------------
OPERATING ACTIVITIES
Net income.............................................     $28,741        $242
Adjustments to reconcile net income
   to net cash provided by operating
   activities:
Cumulative effect of an accounting change..............       1,584           -
Depreciation...........................................       5,590       5,077
Amortization...........................................         686         298
Deferred income taxes..................................       1,053         288
Provision for losses on accounts receivable............         766      (1,028)
Gain on sale of equipment..............................         (60)          -
Changes in operating assets and liabilities,
   net of effect of acquisitions:
   Accounts receivable.................................     (39,606)    (25,229)
   Inventories.........................................     (12,586)     39,069
   Prepaid expenses and other current assets...........       1,958       1,401
   Other assets........................................      (2,327)         94
   Accounts payable....................................      15,217     (11,646)
   Accrued expenses and other liabilities..............      19,057       4,909
   Deferred revenue....................................      (3,188)        906
                                                       -------------------------
Cash provided by operating activities..................      16,885      14,381

INVESTING ACTIVITIES
Cash paid for acquisitions, net of cash received.......           -      (4,000)
Expenditures for property, plant and equipment.........      (5,571)     (2,692)
Proceeds from disposal of equipment....................          60           -
                                                       -------------------------
Cash used by investing activities......................      (5,511)     (6,692)

FINANCING ACTIVITIES
Net (repayments) borrowings on revolving
  credit facility......................................         217      (5,679)
Principal payments on long-term borrowings and notes...      (3,160)       (540)
Deferred debt costs....................................        (103)       (456)
Principal payments on long-term note receivable........         239         150
Proceeds from exercise of stock options................       3,051         110
                                                       -------------------------
Cash provided (used) by financing activities...........         244      (6,415)
Effect of exchange rate changes on cash................        (231)        333
                                                       -------------------------

Increase in cash and cash equivalents..................      11,387       1,607

Cash and cash equivalents at beginning of period.......      29,202       2,551
                                                       -------------------------

Cash and cash equivalents at end of period.............     $40,589      $4,158
                                                       =========================

Supplemental disclosures of cash flow information:
    Noncash investing and financing activities:
    Net assets consolidated from a cumulative
      effect of an accounting change...................     $11,492          $-
    Note receivable for sale of discontinued operations          $-        $954
    Stock issued for acquisitions......................          $-     $12,104
    Debt issued for acquisitions.......................          $-      $5,000

See accompanying notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------
                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

(1) BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The unaudited, condensed, consolidated financial statements include the accounts of Maverick Tube Corporation and its direct and indirect wholly-owned subsidiaries, collectively referred to as the "Company." All significant intercompany accounts and transactions have been eliminated. The accompanying condensed, consolidated financial statements include the financial statements of Prudential Steel Ltd. ("Prudential"), Precision Tube Holding Corporation ("Precision"), Republic Conduit and SeaCAT Corporation ("SeaCAT") since its acquisition on February 28, 2003.

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report in the 2003 Form 10-K.

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.


(2) RECENT ACCOUNTING PRONOUNCMENTS
--------------------------------------------------------------------------------

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which was revised in December 2003. FIN 46 requires an investor who receives the majority of the expected losses, the expected residual returns, or both ("primary beneficiary") of a variable interest entity ("VIE") to consolidate the assets, liabilities and results of operations of the entity. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. FIN 46, as amended, is applicable: (a) immediately for all variable interest entities created after January 31, 2003; or (b) in the first fiscal year or interim period ending after December 15, 2003 for those created before February 1, 2003, so long as the Company has not issued financial statements reporting that VIE in accordance with FIN 46.

On March 29, 2002, pursuant to an asset purchase agreement dated March 21, 2002, the Company completed the sale of the Cold Drawn Tubular Business ("DOM") business to Pennsylvania Cold Drawn, LLC ("PCD") for $8,115,000, consisting of $1,238,000 cash and the buyer's nine-year secured promissory note for $6,877,000. In November 2003, the Company restructured the buyer's promissory note in exchange for the release of its guarantee of certain payment obligations and obtained additional security including the buyer's personal guarantee and increased the outstanding note obligation. As of March 31, 2004, the Company holds three PCD notes receivable totaling $10,152,000 and accounts receivable of $1,297,000.

During the first quarter of 2004, the Company adopted the provisions of FIN 46 with respect to PCD, which is a VIE as defined under FIN 46. As the Company was deemed the primary beneficiary it was required to consolidate PCD as of March 31, 2004. As a result, the Company recognized a non-cash accounting charge adjustment of $1,584,000 (net of benefit for income taxes of $951,000), reflecting the cumulative losses of PCD from the time of the sale on March 29, 2002, as a cumulative effect of an accounting change in the accompanying Condensed Consolidated Statements of Income. The third party creditors of PCD have no recourse to the general credit of the Company.

The unaudited pro forma amounts below reflect the retroactive application of FIN 46 as if the Company had adopted the standard on January 1, 2003 and the corresponding elimination of the cumulative effect of an accounting change (in thousands, except per share amounts):

                                                           Three Months Ended
                                                              March 31,
                                                           2004        2003
                                                       -------------------------
Net income (loss.......................................     $30,237      ($630)
Basic earnings (loss) per share........................       $0.72     ($0.02)
Diluted earnings (loss) per share......................       $0.71     ($0.02)

The above pro forma results include adjustments to give effect of intercompany transactions and are not necessarily indicative of the operating results that would have occurred nor are they necessarily indicative of future operating results.

(3) BUSINESS ACQUISITIONS
--------------------------------------------------------------------------------

SeaCAT Corporation

On February 28, 2003, the Company completed its acquisition of SeaCAT, a privately held, Houston based, coiled tubular goods manufacturer, in exchange for $4,000,000 cash, a $5,000,000 subordinated note and 733,676 common shares of the Company. The purchase price could be further increased by up to an additional $500,000 if SeaCAT achieves certain performance targets through 2005. The acquisition was accounted for as a purchase business combination, and the financial statements of SeaCAT have been consolidated from the acquisition date. The cost to acquire SeaCAT has been allocated to the assets acquired and liabilities assumed according to their estimated fair values as described below. The final allocation resulted in acquired goodwill of $10,200,000 and intangible assets of $8,100,000, neither of which is deductible for tax purposes. The Company acquired SeaCAT to expand its premium coiled tubing operations.

Following is a summary of the net assets and liabilities acquired during 2003 (in thousands):


                                                                        SeaCAT
                                                                       ---------

Purchase price (including transaction costs........................     $21,807

Assets acquired:
  Cash.............................................................          35
  Accounts receivable..............................................         187
  Inventory........................................................       2,563
  Property, plant and equipment....................................       5,706
  Other assets.....................................................         327
  Other acquired intangibles.......................................       8,100
                                                                       ---------
                                                                         16,918
Liabilities acquired:
  Accounts payable.................................................      (1,328)
  Other accruals...................................................      (3,983)
                                                                       ---------
                                                                         (5,311)
Net assets acquired................................................      11,607
                                                                       ---------
Goodwill...........................................................     $10,200
                                                                       =========

(4) INVENTORIES
--------------------------------------------------------------------------------

Inventories at March 31, 2004 and December 31, 2003 consist of the following (in thousands):

                                                           2004        2003
                                                       -------------------------

Finished goods.........................................     $96,542     $98,575
Work-in-process........................................      16,655      10,252
Raw materials..........................................      72,976      63,023
Storeroom parts........................................      11,755      12,175
                                                       -------------------------
                                                           $197,928    $184,025
                                                       =========================

Inventories are principally valued at the lower of average cost or market.


(5) SENIOR CREDIT FACILITY
--------------------------------------------------------------------------------

The Company has a senior credit facility providing for an $185,000,000 revolving line of credit. In addition, the Company has letters of credit outstanding under this agreement of $1,788,000 at March 31, 2004. Interest is payable monthly at the LIBOR rate adjusted by an interest margin, depending upon certain financial measurements. Under the senior credit facility, the Company can borrow an amount based on a percentage of eligible accounts receivable, eligible inventory and property, plant and equipment, reduced by outstanding letters of credit. The additional available borrowings under the senior credit facility were approximately $133,000,000 and the applicable interest rate was 3.4% per annum as of March 31, 2004. The senior credit facility includes restrictive covenants relating to maintaining a minimum fixed charge coverage ratio if availability falls below $30,000,000. Also, if availability falls below $50,000,000, the debt will be classified as current. The senior credit facility also limits capital expenditures to $30,000,000 per year and limits the Company's ability to pay dividends, create liens, sell assets or enter into transactions with affiliates without the consent of the lenders.


(6) CONVERTIBLE SENIOR SUBORDINATED NOTES
--------------------------------------------------------------------------------

In June 2003, the Company issued $120,000,000 of contingent convertible senior subordinated notes (the "Convertible Notes") due June 15, 2033. The Company pays interest semi-annually on the Convertible Notes at the rate of 4.0% per annum. Beginning with the six-month interest period commencing on June 15, 2008, the Company will pay contingent interest during a six-month interest period if the average trading price of the Convertible Notes equals or exceeds 130.0% of the principal amount of the Convertible Notes during a specified period prior to such six-month interest period. The embedded derivative related to this contingent interest feature is required to be valued separately from the Convertible Note under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. However, the fair value of this derivative is not material at March 31, 2004.

The Convertible Notes are general unsecured obligations of the Company and are subordinated to the Company's present and any future senior indebtedness. Also, the Convertible Notes are convertible under certain limited circumstances into shares of the Company's common stock at an initial conversion rate of 34.2583 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes, representing a conversion price of $29.19 per common share.

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


(7) DERIVATIVES, FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
--------------------------------------------------------------------------------

Derivative Instruments and Hedging Activities

Certain activities of the Company expose it to market risks, including the effects of changes in foreign currency exchange rates and interest rates. The financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company's risk management program seeks to reduce the potentially adverse effects that the volatility of the markets may have on its operating results.

The Company maintains an interest rate risk management strategy that may, from time to time, use derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility.

The Company maintains a foreign currency risk management strategy that uses derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. The Company does not hold or issue financial instruments for trading purposes, nor does it hold or issue leveraged derivative instruments.

The Company generally uses cash flow hedging strategies to reduce the potentially adverse effects that market volatility may have on its operating results. Cash flow hedges are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. The Company enters into foreign exchange forward contracts generally expiring within six months with the objective of converting U.S. denominated debt held by Prudential into its functional currency. These contracts are entered into to protect against the risk the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. The Company also uses interest rate swaps to convert a portion of its variable rate revolving credit facility to fixed rates, which generally expire in eleven months.

Accounting for Derivatives and Hedging Activities

The Company formally documents at inception all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedged items. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of the hedged items. Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a cash flow hedge are recorded in other comprehensive earnings, until the underlying transactions occur. When it is determined a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

The following table summarizes the notional transaction amounts and fair values for the Company's outstanding derivatives, by risk category and instrument type, at March 31, 2004.

                              Notional     Fair Value
Qualifying Cash Flow Hedges    Amount   Asset/(Liability) Description
--------------------------------------------------------------------------------

Interest rate swaps            $50,000        $(471)      Effectively converts
  (floating to                                             the interest rate on
   fixed rate swaps)                                       an equivalent amount
                                                           of variable rate
                                                           borrowings to a
                                                           fixed rate

Foreign currency hedges        $30,000        $(306)      Effectively hedges the
  (floating to                                             variability in
   fixed exchange rates)                                   forecasted cash flows
                                                           due to the foreign
                                                           currency risk
                                                           associated with the
                                                           settlement of
                                                           nonfunctional
                                                           currency denominated
                                                           debt

The ineffective portion of these hedges was immaterial as of March 31, 2004 and the Company expects the hedge to remain highly effective.


(8) DEFINED BENEFIT PLANS
--------------------------------------------------------------------------------

Prudential sponsors two pension plans and a postretirement benefit plan for substantially all of its Canadian employees and a supplemental executive retirement plan ("SERP") for certain former key Prudential executives. Expected contributions for the year ended December 31, 2004 (in thousands) are as follows:

                                               Pension
                                               Benefits           Postretirement
                                               and SERP             Benefit Plan
                                               ---------------------------------
Contributions required by funding
  regulations or laws..........................  $1,259                      $-
Additional discretionary contributions.........     845                      55
                                               ---------------------------------
                                                 $2,104                     $55
                                               =================================

Benefit costs consist of the following for the three months ended March 31, 2004 and 2003 (in thousands):

                                                           2004        2003
                                                       -------------------------
Pension benefit costs:
Service cost...........................................        $391        $377
Interest cost..........................................         720         634
Expected return on plan assets.........................        (639)       (564)
Amortization of prior service cost.....................         112          60
Amortization of transition asset.......................        (156)       (158)
Recognized net actuarial gain..........................          89          171
                                                       -------------------------
                                                               $517         $520
                                                       =========================

                                                           2004        2003
                                                       -------------------------
Postretirement benefit plan costs:
Service cost...........................................         $15         $15
Interest cost..........................................          31          29
Recognized net actuarial loss..........................          14          14
                                                       -------------------------
                                                                $60         $58
                                                       =========================


(9) SEGMENT INFORMATION
--------------------------------------------------------------------------------

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

The following table sets forth data (in thousands) for the three months ended March 31, 2004 and 2003, regarding the reportable industry segments of the Company. Intersegment sales are not material. Identifiable assets are those used in the Company's operations in each segment.

                                  Energy    Industrial
                                 Products    Products    Corporate     Total
                               -------------------------------------------------
Three Months Ended March 31, 2004
---------------------------------
Net sales......................    $209,984    $101,314          $-    $311,298
Income from operations.........      30,491      20,408           -      50,899
Identifiable assets............     459,629     200,684      76,414     736,727

Three Months Ended March 31, 2003
---------------------------------
Net sales......................    $152,413     $67,025          $-    $219,438
Income (loss) from operations..       3,279        (683)          -       2,596
Identifiable assets............     408,161     162,270      43,608     614,039

The corporate information in the above table is not considered a segment; however, it represents the corporate assets necessary for the day-to-day operations of the Company (that are not identifiable to the reporting segments).

The assets of PCD are included in the identifiable assets of the industrial segment at March 31, 2004. The operations of PCD were not included in the operating results of Maverick during three months ended March 31, 2004.

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

                                                          Three Months Ended
                                                               March 31,
                                                           2004        2003
                                                       -------------------------


Net income, as reported.................................... $28,741        $242
Deduct: total stock-based employee
  compensation expense determined under fair
  value-based method for all awards, net of
  related tax effects......................................     177         430
                                                       -------------------------
Pro forma net income (loss)................................ $28,564      $(188)
                                                       =========================

Basic earnings per share
  Net income - as reported.................................   $0.68       $0.01
  Net income (loss) - pro forma............................   $0.68      ($0.00)

Diluted earnings per share
  Net income - as reported.................................   $0.68        $0.01
  Net income (loss) - pro forma............................   $0.67      ($0.00)

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

The compensation expense associated with the fair value of the options calculated for the three months ended March 31, 2004 and 2003 is not necessarily representative of the potential effects on reported net income (loss) in future periods. The fair value of each option grant is estimated on the date of the grant by use of the Black-Scholes option pricing model.


(11) CAPITAL STOCK
--------------------------------------------------------------------------------

On June 11, 2000, Maverick and Prudential entered into a Business Combination Agreement providing for the combination of Prudential with Maverick. The transaction was completed on September 22, 2000.

Under the terms of the transaction, Prudential stockholders received 0.52 of an exchangeable share, issued by Maverick Tube (Canada) Inc., a wholly-owned Canadian subsidiary of the Company, for each Prudential common share. Consequently, Prudential stockholders received a total of 15,813,088 exchangeable shares. The exchangeable shares are Canadian securities that began trading on The Toronto Stock Exchange on September 27, 2000. These shares have the same voting rights, dividend and distribution entitlements, and other attributes as shares of the Company's common stock and are exchangeable, at each stockholder's option, for the Company's common stock on a one-for-one basis. The transaction was accounted for as a pooling of interests.

In conjunction with the Prudential transaction, the Company's Board of Directors designated one share of the Company's authorized preferred stock as Special Voting Stock. The Special Voting Stock is entitled to a number of votes equal to the number of outstanding exchangeable shares of Maverick Tube (Canada) Inc., on all matters presented to the common stockholders of the Company. The one share of Special Voting Stock is issued to CIBC Mellon Trust Company, as trustee pursuant to the Voting and Exchange Trust Agreement among the Company, Maverick Tube (Canada) Inc. and CIBC Mellon Trust Company, for the benefit of the holders of the exchangeable shares of Maverick Tube (Canada) Inc. For financial statement purposes, the exchangeable shares that have not been exchanged for shares of the Company's common stock have been treated as if they had been exchanged and are included in the Company's outstanding shares of common stock.

As long as any exchangeable shares of Maverick Tube (Canada) Inc. are outstanding, the Special Voting Stock may not be redeemed, the number of shares comprising the Special Voting Stock shall not be increased or decreased and no other term of the Special Voting Stock shall be amended, except upon the unanimous approval of all common stockholders of the Company. If the Special Voting Stock is purchased or otherwise acquired by the Company, it shall be deemed retired and cancelled. Thereafter, it will become an authorized but unissued and undesignated preferred share of the Company.


(12) EARNINGS PER COMMON SHARE
--------------------------------------------------------------------------------

Basic earnings per share exclude any dilutive effects of options and the effect of the conversion of the Convertible Notes, but include the exchangeable shares (as further described in Note 11) from the business combination with Prudential on an as-if exchanged basis. Diluted earnings per share include the exchangeable shares on an as-if exchanged basis and the net effect of stock options, but exclude the effect of the conversion of the Convertible Notes.

The reconciliation for diluted earnings per share for the three months ended March 31, 2004 and 2003, is as follows (in thousands):

                                                          Three Months Ended
                                                              March 31,
                                                           2004        2003
                                                       -------------------------

Average shares outstanding.............................      42,064      41,207
Dilutive effect of outstanding stock
  options..............................................         293         354
                                                       -------------------------
Average shares deemed outstanding......................      42,357      41,561
                                                       =========================
Income before cumulative effect of an
  accounting change used in the calculation
  of basic and diluted earnings per share..............     $30,325        $242

Cumulative effect of an accounting change
  used in the calculation of basic and
  diluted earnings per share...........................      (1,584)          -
                                                       -------------------------
Net income used in the calculation
  of basic and diluted earnings
  per share............................................     $28,741        $242
                                                       =========================


(13) COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

The following table sets forth the components of other comprehensive income for the three months ended March 31, 2004 and 2003 (in thousands):

                                                            Three Months Ended
                                                                 March 31,
                                                           2004             2003
                                                           ---------------------

Net income................................................. $28,741        $242
Change in fair value of cash flow hedges...................      61        (374)
Foreign currency translation adjustment....................    (802)      2,676
Minimum pension liability adjustment.......................      18        (125)
                                                           ---------------------
Comprehensive income                                        $28,018      $2,419
                                                           =====================


(14) SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

On April 23, 2004, the Company consummated the acquisition of substantially all of the assets and certain liabilities of Texas Arai, Inc., a subsidiary of Grant Prideco, Inc., a publicly held, Houston based, oilfield service manufacturer, for a purchase price of $20,500,000 cash (subject to finalization of the working capital adjustment). Texas Arai is the largest independent provider of American Petroleum Institute and premium-grade couplings used to connect tubing and casing in oil and gas wells.

                     Independent Accountants' Review Report


The Board of Directors and Stockholders
Maverick Tube Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Maverick Tube Corporation and subsidiaries as of March 31, 2004, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Maverick Tube Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended [not presented herein] and in our report dated February 6, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                            /s/ Ernst & Young LLP


St. Louis, Missouri
April 30, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

As used herein, Maverick Tube Corporation and its direct and indirect wholly-owned subsidiaries are collectively referred to as "the Company," whereas "Maverick" refers to the Company exclusive of its operating subsidiaries:
Prudential Steel Ltd. ("Prudential"), Precision Tube Holding Corporation ("Precision"), the tubular division of the former LTV Corporation ("Republic Conduit"), SeaCAT Corporation ("SeaCAT") and Pennsylvania Cold Drawn ("PCD"). Also, unless the context otherwise requires, the terms "we," "us" or "our" refer to the Company.

Certain statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this report regarding matters (including statements as to beliefs or expectations) that are not historical facts are forward-looking statements, as that term is defined under the Private Securities Litigation Reform Act of 1995. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For example, uncertainty continues to exist as to future levels and volatility of oil and gas price expectations and their effect on drilling levels and demand for our energy-related products, the future impact of industry-wide draw-downs of inventories, future import levels and the value of the U.S. dollar. Also, uncertainty continues to exist as to the price of steel (our principal raw material, representing approximately two-thirds of cost of goods sold).

It is not possible to foresee or identify all factors that could have a material and negative impact on the future financial performance of the Company. The forward-looking statements in this report are based on certain assumptions and analyses we have made in light of our experience and perception of historical conditions, expected future developments and other factors we believe appropriate under the circumstances. Further information covering issues that could materially affect our financial performance is contained in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 8, 2004. This information can be found on the Company's web site at www.mavericktube.com.

Our condensed, consolidated financial statements have been prepared in accordance with accounting principles generally applied in the United States. It should be noted that the application of certain accounting estimates of the Company require judgment and/or estimates of management that could have a significant impact on amounts reported in these financial statements. In particular, the accounting for and analysis with respect to areas such as goodwill, accounts receivable collectibility, discontinued operations, income tax matters and pension plan matters are discussed. These critical accounting estimates are more fully described in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2003 Annual Report on Form 10-K.

The market data and other statistical information used throughout this quarterly report are based on independent industry publications, government publications, and reports by market research firms or other published independent sources. Some data are also based on our good faith estimates that are derived from our review of internal surveys as well as the independent sources listed above. Although we believe these sources are reliable, we have not independently verified the information and cannot guarantee its accuracy and completeness.

All dollar amounts are expressed in U.S. currency unless otherwise indicated.

OVERVIEW
--------------------------------------------------------------------------------

Maverick Tube Corporation is a leading North American producer of welded tubular steel products used in energy and industrial applications. We are the largest producer of oil country tubular goods (sometimes referred to as OCTG) and line pipe products for use in newly drilled oil and gas wells and for transporting oil and natural gas. We primarily sell these products to distributors in the U.S. and Canada. We expanded our business into coiled tubing products with our acquisitions of Precision and SeaCAT. Coiled tubing products are used primarily to maintain existing wells and to complete new wells. We sell coiled tubing to customers throughout North America and internationally. OCTG, line pipe and coiled tubing products comprise our energy product line. For the three months ended March 31, 2004, energy products accounted for approximately 67% of our total revenues.

We also manufacture structural tubing, which is generally referred to as hollow structural sections or HSS, standard pipe and pipe piling. In January 2003, we entered the steel electrical conduit business with our acquisition of Republic Conduit. Structural tubing, standard pipe, pipe piling and steel electrical conduit products comprise our industrial product line. We sell these industrial products to service centers, fabricators and end-users.

Business Acquisitions
---------------------

On March 29, 2002, we completed the purchase of all the common stock of Precision, a then privately held, Houston based, coiled tubular goods manufacturer, in exchange for $60.7 million cash and 200,000 of our common stock.

On December 31, 2002, we acquired the assets and certain liabilities of Republic Conduit for $119.9 million cash. In February 2003, we announced the closure of the Youngstown, Ohio, operating facility and the divisional headquarters of Republic Conduit also located in Youngstown, Ohio. As a result, we recorded exit costs of $2.8 million in 2003 as part of the purchase price allocation of Republic Conduit.

On February 28, 2003, we completed the acquisition of SeaCAT, a then privately held, Houston based, coiled tubular goods manufacturer, in exchange for $4.0 million cash, a $5.0 million secured, 11.0% subordinated note and 733,676 shares of common stock of the Company. The purchase price could be further increased by up to an additional $0.5 million if SeaCAT achieves certain performance targets through 2005.

On April 23, 2004, the Company consummated the acquisition of substantially all of the assets and certain liabilities of Texas Arai, Inc., a subsidiary of Grant Prideco, Inc., a publicly held, Houston based, oilfield service manufacturer, for a purchase price of $20,500,000 cash (subject to finalization of the working capital adjustment). Texas Arai is the largest independent provider of American Petroleum Institute and premium-grade couplings used to connect tubing and casing in oil and gas wells.


Energy Products Demand and Consumption
--------------------------------------

OCTG

Demand for our energy-related products depends primarily upon the number of oil and natural gas wells being drilled, completed and worked over in the U.S. and Canada and the depth and drilling conditions of these wells. The levels of these activities are primarily dependent on oil and natural gas prices. Many factors, such as the supply and demand for oil and natural gas, general economic conditions and global weather patterns influence, these prices. As a result, the future level and volatility of oil and natural gas prices are uncertain. In addition, seasonal fluctuations impact our customers and the demand for our products to some extent. For instance, weather conditions during the first half of the year make drilling more difficult in the U.S., while the second and third quarters are more difficult in western Canada. Consequently, drilling activity and the corresponding demand for our products are lower at these times in these respective regions.

U.S. end-users obtain OCTG from domestic and foreign pipe producers and from draw-downs of inventory held by the end-user, distributors or mills. Industry inventories of our products can change significantly from period to period. This can have a direct effect on demand for our products when customers draw-down from inventory rather than purchasing our products. Canadian distributors do not generally hold significant amounts of inventories.

The following table illustrates certain factors related to industry-wide drilling activity, energy prices, OCTG consumption, shipment, imports and inventories for the periods presented:

                                                          Three Months Ended
                                                               March 31,
                                                           2004        2003
                                                       -------------------------

U.S. Market Activity:
Average rig count......................................       1,118         901
                                                       =========================
Average U.S. energy prices:
    Oil per barrel (West Texas Intermediate)...........      $34.96      $34.18
                                                       =========================
    Natural gas per MCF (Average U.S.).................       $5.30       $6.59
                                                       =========================

U.S. OCTG Consumption:
      (in thousands of tons)
    U.S. producer shipments............................         493         417
    Imports............................................         223         130
    Inventory (increase)/decrease......................         (57)         38
    Used pipe..........................................          89          23
                                                       -------------------------
        Total U.S. Consumption.........................         748         608
                                                       =========================

Canadian Market Activity:
Average rig count......................................         528         494
                                                       =========================
Average Canadian energy prices:
    Natural gas per U.S. $ per MCF
    (Average Alberta spot price).......................       $5.29       $5.41
                                                       =========================

Canadian OCTG Consumption:
        (in thousands of tons)
    Canadian producer shipments........................         183         114
    Imports............................................         106          70
    Inventory (increase)/decrease......................         (47)         53
                                                       -------------------------
        Total Canadian Consumption.....................         242         237
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

According to published industry reports, average U.S. drilling for the first quarter of 2004 was approximately 1,118 rigs, representing an increase of 24.1% compared to the first quarter of 2003. Oil-related drilling increased by 4.6%, primarily attributable to an increase in oil prices of 2.3%. Natural gas drilling levels increased 29.5% as natural gas prices continue to be well above historical prices. Also, drilling levels remained stable throughout the first quarter of 2004, as the rig count at the end of the quarter was only 1.5% higher than the average rig count during the quarter.

According to published industry reports, average Canadian drilling for the first quarter of 2004 was approximately 528 rigs, representing an increase of 6.9% compared to the first quarter of 2003. Natural gas drilling levels remained strong as natural gas prices continue to be well above historical prices. The rig count at the end of the quarter was approximately 12.5% lower than the average rig count during the quarter due to wet weather conditions during the last several weeks of the first quarter which made drilling more difficult.

Imports into the U.S. increased by 71.5%, with import market share increasing from 21.4% during the first quarter of 2003 to 29.8% during the first quarter of 2004. During the first quarter of 2004, U.S. producer shipments of OCTG increased by 18.2% as compared to the comparable prior year period. During that period, U.S. producer shipments were positively impacted by industry inventory build-ups that resulted in a 7.6% increase in consumption. During the first quarter of 2003, U.S. producer shipments were negatively impacted by industry inventory draw-downs that resulted in an additional 6.3% of consumption. Management believes that at March 31, 2004, industry inventories were below historical levels in relation to demand, as inventory months of supply remained a stable 4.8 months for the first quarter of 2004 as compared to the prior year quarter.

As a result of the increased drilling activity, we estimate total U.S. consumption increased by 23.0% in the first quarter of 2004 compared to the prior year quarter. Over the same periods, our domestic shipments of OCTG increased 36.8%, and our export sales, primarily to Canada, decreased by 45.5%. We estimate our domestic OCTG market share increased from 21.2% during the quarter ended March 31, 2003 to 24.7% during the quarter ended March 31, 2004. The 24.7% market share we captured during the quarter ended March 31, 2004 was higher than the market share we have captured historically but comparable to the last half of 2003. We captured a higher percent of the market share in the first quarter of 2004 compared to the first quarter of 2003 primarily as a result of our ability to source steel in a tight steel market, our inventories on hand entering 2004 and a higher ERW market share captured.

Imports into Canada increased 51.4%, as import market share increased from 29.5% during the first quarter of 2003 to 43.8% during the first quarter of 2004. The increase in imports was primarily due to North American holding companies of the Canadian OCTG producers importing more in the first quarter of 2004 compared to the first quarter of 2003. During the first quarter of 2004, Canadian producer shipments of OCTG increased by 60.5%. Overall, Canadian shipments in the first quarter of 2004 were positively impacted by above average commodity energy prices that led to stronger drilling activity than experienced during the first quarter of 2003.

As a result of the increased drilling activity, we estimate total Canadian consumption increased by 2.1% in the first quarter of 2004 compared to the prior year quarter. Over the same periods, our Canadian shipments of OCTG decreased 1.8%. Also, we estimate our Canadian OCTG market share of domestic shipments decreased from 38.8% during the quarter ended March 31, 2003 to 29.9% during the quarter ended March 31, 2004. We lost market share in Canada as we pushed pricing higher than our largest competitor in Canada.

Line Pipe

Published information suggests U.S. demand for line pipe (under 16") increased during the first quarter of 2004 by an estimated 94.0%, and domestic shipments increased by 112.3%, as the import market share decreased from 87.1% to 50.4%. Canadian demand for line pipe (under 16") decreased during the first quarter by an estimated 16.7%, and domestic shipments increased by 2.2%. Import volumes in Canada increased by 22.5%, as the import market share increased from 24.5% to 36.0%.

Coiled Tubing

Coiled down-hole tubing is primarily used to service existing oil and gas wells to reestablish well production and extend well life. Commodity pricing and industry cash flow are primary drivers of well service work and demand for coiled down-hole tubing. Industry cash flows decreased by an estimated 12.8% to $44.1 billion in first quarter 2004 from $50.6 billion in the prior year quarter, primarily due to lower natural gas prices. U.S. well service and work-over expenditures were up 5.0% in the first quarter of 2004 compared with the prior year quarter. For 2004, U.S. well service and work-over spending is forecasted to rise another 5.0%, with rig activity up by 1.0% and jobs up incrementally to 508,700.

Canadian workover rig activity was up 91% from the first quarter of 2003. Forecasts for 2004 indicate expenditures will be up 8.2%, with rig activity and jobs up only 3.1% and 3.4%, respectively. Canadian service and work-over revenues should follow expenditures up at least 8.0% in 2004.

Coiled line pipe and umbilical tubing are primarily used in offshore, sub-sea applications where continuous lengths of steel line pipe are used as flow lines and umbilical tubing is used as sheathing for sub-sea well controls. Coiled line pipe is a more cost-effective application compared to traditional jointed line pipe as it allows for much more rapid installation, which reduces overall installed costs. Forecasts for U.S. offshore spending indicate expenditures will be down 2.8% for 2004. Published reports indicate that U.S. offshore spending was flat in the first quarter of 2004 as compared to the prior year quarter as many offshore projects continue to be deferred. Forecasts for international offshore spending indicate that expenditures will increase by 2.0% for 2004 over 2003, and rig activity is expected to increase by 6.5%. Published reports indicate that international offshore spending increased by 0.8% for the first quarter of 2004 as compared to the prior year quarter. We expect this will continue to impact 2004 sales in this segment.


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

We estimate the U.S. demand for structural tube products of the type we produce increased 7.4% during the first quarter of 2004 over the prior year period. Total U.S. producer shipments increased 6.5% during the first quarter of 2004 over the prior year period as import market share increased from 23.4% to 24.1%.

On December 31, 2002, we acquired Republic Conduit and expanded our industrial product line into electrical conduit. Electrical conduit is primarily used as sheathing for electrical and computer wiring in industrial, commercial and institutional construction, which are classified as non-residential construction. As such, electrical conduit demand is primarily influenced by changes in spending on non-residential construction. Published forecasts for non-residential construction activity in 2004 show an increase of 0.2% compared to a 5.0% decrease experienced in 2003. We estimate the U.S. demand for electrical conduit of the types we produce decreased by 3.0% during the first quarter of 2004 as compared to the prior year period. Maverick and three other domestic producers manufacture most of the electrical conduit consumed in the U.S. The import and export markets for electrical conduit is limited because this light-walled product is easily damaged during shipping.

Standard pipe is used primarily in construction applications for transporting water, steam, gases, waste and other similar gases and fluids. Demand for this product is primarily affected by general economic activity and non-residential construction expenditures. According to published reports and management estimates, preliminary numbers indicate U.S. standard pipe demand in the first quarter was down from last year by about 8.5%. Import market share increased from 34.3% to 36.8%, resulting in a decrease in domestic shipments of about 11.9%.

Pricing and Costs of Our Products
---------------------------------

Pricing of our products was up during the first quarter of 2004 compared to the first quarter of 2003. Pricing of our U.S. OCTG, line pipe, standard product and structural product pricing increased by 28.7%, 39.5%, 38.7% and 46.0%, respectively. The average price of our conduit product increased from the first quarter of 2003 to the first quarter of 2004 by 18.6%. Pricing of our Canadian energy products and industrial products was up 14.3% and 24.4%, respectively, compared to the prior year quarter. Canadian prices were impacted by a 14.5% increase in the exchange rate.

Since December 2003, we raised prices in order to pass along to the end-users the steel surcharges and base price increases instituted by our steel vendors on all our U.S. shipments. We are attempting to raise base prices on our Canadian energy products even as our primary competitor has resisted such selling price increases. These price increases across our entire product line are designed to absorb the anticipated increase in the cost of steel, our principal raw material. Given the mix of our U.S. alliance sales and volume of our Canadian OCTG business, the timing and the extent to which our price increases can be realized, are uncertain. No assurance can be given that we will be successful in implementing price increases sufficient to fully absorb the anticipated steel cost increases described below.

Average steel costs included in cost of goods sold decreased during the first quarter of 2004 over the first quarter of 2003 by $6 per ton, or 1.6%. We expect our replacement cost of steel will continue to rise sharply in both the U.S. and Canada as steel vendors have implemented base price increases and surcharges up approximately 95.0% since the quarter ended December 31, 2003 due to the cost of scrap, their principal raw materials and tight supplies. In December 2003, our steel suppliers implemented an unprecedented scrap surcharge based upon the American Metal Market's Consumer Buying Price for No. 1 Busheling. The surcharge has fluctuated monthly based on scrap prices. The surcharges for January, February, March, April, May, and June 2004 are $20 per ton, $60 per ton, $100 per ton, $125 per ton, $95 per ton, and $70 per ton, respectively. During the second quarter of 2004, we may see increases in cost of goods sold of about 18.0% in the U.S., and 25.0% in Canada. We expect cost will escalate an additional 37.0% during the third quarter 2004, with the increase being limited by expected surcharge decreases. In Canada, costs will begin to rise in the third quarter by 19.0%. We expect the replacement cost of steel to remain volatile throughout 2004. However, the magnitude and timing of further steel costs changes are unknown at this time.

Purchased steel represents approximately two-thirds of our cost of goods sold. As a result, the steel industry, which is highly volatile and cyclical in nature, affects our business both positively and negatively. Numerous factors, most of which are beyond our control, drive the cycles of the steel industry and influence steel prices, including general economic conditions, industry capacity utilization, import duties and other trade restrictions and currency exchange rates. Changes in steel prices have had a significant impact on the margin levels of our energy products because energy product pricing has historically been driven by OCTG and line pipe demand. As steel costs have escalated so dramatically, OCTG and line pipe producers have had to push steel cost increases through to their end users customers in the form of steel surcharges and base price increases. In addition, we depend on a few suppliers for a significant portion of our steel. The loss of one or more of our significant steel suppliers could adversely affect our ability to produce our products and could have a material adverse effect on our business.

Impact of Market Conditions
---------------------------

The OCTG market conditions described above impacted our operations and our competitors significantly during the three months ended March 31, 2004, as sales remained above normal levels throughout the first quarter due to the increase in drilling activity. The increase in drilling levels and steel surcharges during the first quarter resulted in higher sales. Industry-wide inventory levels increased and thus, had a positive impact on domestic shipments. As our recent experience indicates, oil and gas prices are volatile and can have a substantial effect on drilling levels and resulting demand for our energy-related products. Uncertainty also exists as to the future demand and pricing for our electrical conduit, HSS and other industrial-related products.

Trade Cases
-----------

U.S. Line Pipe - The three-year tariff rate quota on welded line pipe 16-inch and under imposed in March 2000 under Section 201 expired on March 1, 2003. In early March 2004, an antidumping petition was filed with the U.S. government covering line pipe from China, Republic of South Korea and Mexico. In April 2004, the U.S. International Trade Commission ruled unanimously that imports of line pipe under 16-inch outside diameter from the three named countries are allegedly being sold in the United States at less than fair value. As a result of the Commission's affirmative determinations, the U.S. Department of Commerce will continue to conduct its antidumping investigations of imports of certain circular welded carbon quality line pipe from China, Republic of South Korea, and Mexico, with its preliminary antidumping determinations due on or about August 10, 2004.

In October 2003, the Canada Customs and Revenue Agency initiated an inquiry into imports of HSS into Canada from the Republic of South Korea, Republic of Turkey, and the Republic of South Africa. Imports of HSS into Canada can affect our Canadian HSS selling prices and volumes. The newly named Canadian Border Security Agency (formerly Canada Customs and Revenue Agency) completed its review and determined that imports from the three named countries were dumped into Canada at unfair prices. The Canadian International Trade Commission reviewed the case and interim duties were assessed against all three countries on December 23, 2003. Dumping margins were assessed ranging from 44.0% on all South Korean manufactured goods, 22.6% on South African goods, and rates ranging from 4.5% to 11.7% on goods manufactured in Turkey. These dumping margins will apply on all imports of HSS from the named countries for the next five years.


RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Overall Company
---------------

The following table illustrates the operating results and tons shipped for the three-month periods ended March 31, 2004 and 2003 (in millions, except per share data and tons shipped):

                                                              2004 vs. 2003
                                   2004        2003        Change      % Change
                               -------------------------------------------------

Energy tons shipped............     260,444     226,851      33,593        14.8%
Industrial tons shipped........     118,847      99,820      19,027        19.1%
                               -------------------------------------------------
Total tons shipped.............     379,291     326,671      52,620        16.1%

Net sales......................      $311.3      $219.4       $91.9        41.9%
Cost of goods sold.............       240.8       204.5        36.3        17.8%
                               -------------------------------------------------
Gross profit...................        70.5        14.9        55.6       373.2%
Income from operations.........        50.9         2.6        48.3           NM
Income before income taxes.....        48.3         0.4        47.9           NM
Income before cumulative
  effect of an accounting
  change.......................        30.3         0.2        30.1           NM
Net income.....................        28.7         0.2        28.5           NM
Diluted earnings per share
  before cumulative effect of
  an accounting change.........        0.72        0.01        0.71           NM
Diluted earnings per share.....        0.68        0.01        0.67           NM

NM    Not meaningful

Net sales of $311.3 million recorded for the first quarter of 2004 represent an increase of $91.9 million, or 41.9%, compared to the prior year period. These results were primarily attributable to a 16.1% increase in total product shipments, from 326,671 tons in the first quarter of 2003 to 379,291 tons in the first quarter of 2004. Also, overall average net selling prices increased from the comparable quarter of the prior year by 22.2%, from an average of $672 per ton to $821 per ton. The increase we experienced in shipments and average net selling prices primarily resulted from strengthening energy market conditions and steel surcharges charged to our customers to offset steel cost increases implemented during the first quarter of 2004 by our major suppliers. See "Overview."

Cost of goods sold of $240.8 million recorded for the first quarter of 2004 represents an increase of $36.3 million, or 17.8%, compared to the prior year period. Overall unit cost per ton of products sold increased only 1.4% from the comparable quarter of the prior year, from an average of $626 per ton to $635 per ton. Costs increased due primarily due to an increase in shipment levels offset by a slight decrease in steel costs. We expect our current replacement cost of steel to flow through our cost of goods sold over the next two quarters. See "Overview."

The Company earned a gross profit of $70.5 million during the first quarter of 2004, compared to a gross profit of $14.9 million in the prior year period. Gross profit per ton was $186 per ton as compared to $46 per ton in the comparable prior year period. Gross profit per ton primarily increased due to higher selling prices primarily due to the steel surcharges and slightly lower steel costs as lower costing steel inventory flowed into our cost of goods sold. Accordingly, gross profit, as a percentage of net sales, was 22.6% for the three-month period ended March 31, 2004 compared to 6.8% for the comparable prior year period.

Selling, general and administrative expenses increased $7.3 million, or 59.3%, from $12.3 million in the first quarter of 2003 to $19.6 million in the first quarter of 2004. Selling, general and administrative expenses as a percentage of net sales in the first quarter of 2004 were 6.3% compared to 5.6% for the comparable prior year period. The increase resulted primarily from the additional commission expense, additional reserves for allowance for doubtful accounts, expensing of an standard cost project that was not completed and incentive compensation.

Interest expense increased $0.4 million, or 18.2%, from $2.2 million in the first quarter of 2003 to $2.6 million in the first quarter of 2004. This increase was due to the issuance of the senior subordinated notes in June of 2003 and to higher average borrowings (primarily as a result of the acquisition of the SeaCAT Corporation) partially offset by lower average interest rates during the first quarter of 2004 compared to the first quarter of 2003. Our net debt to capitalization ratio (the sum of our current and long-term debt, net of cash and cash equivalents compared to the sum of our stockholders' equity and our current and long-term debt, net of cash and cash equivalents) decreased from 27.9% at December 31, 2003 to 24.6% at March 31, 2004. This ratio is a measure of our long-term liquidity and is an indicator of our financial flexibility.

The results of our operations resulted in generation of pre-tax income of $48.3 million for the first quarter of 2004 compared to pre-tax income in the first quarter of 2003 of $0.4 million. Accordingly, the provision for income taxes was $18.0 million for the first quarter of 2004 compared to the prior year's provision of $119,000. Also, the effective tax rate for the quarter was negatively impacted by the generation of more pre-tax income and a greater proportion of that income derived from U.S. operations.

The Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities," on March 31, 2004, which resulted in the consolidation of PCD as of March 31, 2004. As a result, we recorded a $1.6 million (net of benefit for income taxes of $1.0 million) non-cash cumulative charge to recognize the prior losses of PCD.

Net income of $28.7 million was generated in the first quarter of 2004, an increase of $28.5 million from the comparable prior year period.

Segment Information
-------------------

The Company's two segments are the Energy Products segment and the Industrial Products segment.

Energy Products Segment
-----------------------

Energy product sales of $210.0 million for the first quarter of 2004 represent an increase of $57.6 million, or 37.8%, compared to the prior year period. Energy product shipments increased 33,593 tons, or 14.8%, from 226,851 tons to 260,444 tons over the same period, respectively. Energy product shipments primarily increased due to the U.S. and Canadian rig counts increasing from 901 and 494 active rigs, respectively, for the first quarter of 2003, to 1,118 and 528 active rigs, respectively, for the first quarter of 2004. Overall average net selling prices for energy products increased 19.9% from the comparable quarter of the prior year, from an average of $672 per ton to $806 per ton. The increase in energy product sales and shipments was primarily due to price increases including steel surcharges and strengthening market conditions. See "Overview."

Energy product cost of goods sold of $166.9 million for the first quarter of 2004 represent an increase of $26.1 million, or 18.5%, compared with the prior year period. The increase was primarily due to increased product shipments and lower steel costs. See "Overview." Gross profit for energy products of $43.1 million for the quarter ended March 31, 2004 compared to a gross profit of $11.6 million for the prior year period. Gross profit per ton primarily increased due to higher selling prices including steel surcharges offset by lower steel costs. Gross profit was $165 per ton as compared to $51 per ton in the comparable prior year period, reflecting stronger selling prices including steel surcharges and higher fixed cost absorption. Energy product gross profit margin percentage was 20.5% for the quarter ended March 31, 2004, compared to a gross profit margin percentage of 7.6% for the prior year period. We expect our current cost of steel to flow through our cost of goods sold over the next two quarters.

Industrial Products Segment
---------------------------

Industrial product sales of $101.3 million for the first quarter of 2004 represent an increase of $34.3 million, or 51.2%, compared with the prior year period. Industrial product shipments increased 19,027 tons, or 19.1%, from 99,820 tons to 118,847 tons over the same periods, respectively. Overall average net selling price for industrial products increased 27.0% from the comparable quarter of the prior year from an average of $671 per ton to $852 per ton. This increase in industrial product sales and shipments resulted from strengthening market conditions, our ability to obtain steel, our inventory levels entering 2004 and higher selling prices including steel surcharges. See "Overview."

Industrial product cost of goods sold of $73.9 million in the first quarter of 2004 represents an increase of $10.2 million, or 16.0%, from the prior year period. The increase was primarily due to increased product shipments and higher steel costs. See "Overview." Gross profit for industrial products of $27.4 million for the quarter ended March 31, 2004 compared to a gross profit of $3.3 million for the prior year period. Gross profit per ton primarily increased due to higher selling prices including steel surcharges offset by higher steel costs. Gross profit was $231 per ton as compared to $33 per ton in the comparable prior year period, primarily reflecting stronger selling prices including steel surcharges. Industrial product gross profit margin percentage was 27.0% for the quarter ended March 31, 2004, compared to 4.9% gross profit margin during the prior year period. We expect our current cost of steel to flow through our cost of goods sold over the next two quarters.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

Working capital at March 31, 2004 was $284.7 million, and the ratio of current assets to current liabilities was 3.4 to 1.0. Working capital at December 31, 2003 was $253.7 million, and the ratio of current assets to current liabilities was 3.8 to 1.0. The increase in working capital for the three months ended March 31, 2004 was primarily due to a $11.4 million increase in cash and cash equivalents, a $38.6 million increase in accounts receivable, a $13.9 million increase in inventory offset by a $16.4 million increase in accounts payable, a $14.5 million increase in income taxes payable and a $4.3 million increase in accrued liabilities. The primary reason for the increase in accounts receivable was an increase in shipment levels and increases in selling prices during the first quarter of 2004. We raised our selling prices to offset increases in steel cost. Cash provided by operating activities was $17.0 million for the three months ended March 31, 2004.

Cash used by investing activities was $5.6 million for the three months ended March 31, 2004, which was attributable to expenditures on property, plant and equipment.

Cash provided by financing activities was $0.2 million for the three months ended March 31, 2004 as principal payments on long-term borrowings were offset by the proceeds from the exercise of stock options.

We have a senior credit facility providing a revolving line of credit for up to a $185.0 million. In addition, we have outstanding letters of credit under this agreement representing an additional $1.8 million at March 31, 2004. Interest is payable monthly at either the U.S. or Canadian prime rate, the Bankers'
Acceptance rates plus stamping fees or the LIBOR rate, all adjusted by an interest margin, depending upon certain financial measurements. Under the revolving senior credit facility, we can borrow an amount based on a percentage of eligible accounts receivable, eligible inventory and property, plant and equipment reduced by outstanding letters of credit. The additional available borrowings under the senior credit facility are approximately $133.2 million as of March 31, 2004. The senior credit facility includes a restrictive covenant requiring a minimum fixed charge coverage ratio if availability falls below $30.0 million. Also, if availability falls below $50.0 million, the debt will be classified as current. The senior credit facility also limits capital expenditures to $30.0 million per year and limits our ability to pay dividends, create liens, sell assets or enter into transactions with affiliates without the consent of the lenders.

We anticipate we will comply with the covenants in our senior credit facility and other debt instruments in 2004 and beyond. We believe our projections for 2004 are based on reasonable assumptions and it is unlikely we would default absent a material negative event affecting us, or our industry and the economy as a whole. If our operations are less than projected, however, we could be in default under our senior credit facility. Although we would attempt to obtain an amendment to the facility to cure this breach or a waiver from the lender, we cannot give any assurance we could obtain an amendment or waiver or one with terms as favorable as the terms of the facility. If we are unable to obtain an amendment or waiver, we would remain in default and the lender would have the right to exercise all of its remedies, including, without limitation, the ability to accelerate all of the debt under the facility. We also believe our lender would provide waivers if necessary. However, our expectation of future operating results and continued compliance with our debt covenants cannot be ensured, as we do not control our lender's actions. If our projections are not achieved and our debt is placed in default, we would experience a material adverse impact on our reported financial position and results of operations.

In June 2003, the Company issued $120.0 million of contingent convertible, senior subordinated notes (the "Convertible Notes") due June 15, 2033. The Company pays interest semi-annually on the Convertible Notes at the rate of 4.0% per annum. Beginning with the six-month interest period commencing on June 15, 2008, the Company will pay contingent interest during a six-month interest period if the average trading price of the Convertible Notes equals or exceeds 130.0% of the principal amount of the Convertible Notes during a specified period prior to such six-month interest period. The Convertible Notes are general unsecured obligations of the Company and are subordinated to the Company's present and future senior indebtedness. We applied approximately $73.0 million of the net proceeds of the offering to pay down our borrowings under our senior credit facility. After application of this amount, our borrowings were just above $50.0 million, which preserved our interest rate swap agreement described under Item 3 of this Form 10-Q. We initially applied the remaining net proceeds to cash, and thereafter, applied approximately $30.0 million of cash to pay various trade vendors who were offering discounts for early payment.

Our capital budget for 2004 is approximately $22.2 million; of which $5.6 million was expended during the three-month period ended March 31, 2004. The capital budget includes $6.5 million for upgrading one of our mills at Prudential. The remaining $15.7 million of our capital budget will be used to acquire new equipment for our existing manufacturing facilities and to continue full integration of our recent acquisitions. We expect to meet ongoing working capital and the capital expenditure requirements from a combination of cash flow from operating activities and available borrowings under our revolving credit facility.

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

Areas of uncertainty that require judgments, estimates and assumptions include the valuation of goodwill, the collectibility of accounts receivable, income tax matters and the pension plan.

Management uses experience and all available information to make these judgments and estimates; however, actual results will inevitably differ from those estimates and assumptions used to prepare the Company's financial statements at any given time. Despite these inherent limitations, management believes "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes contained in this report provide a meaningful and fair perspective of the Company.

The Company's critical accounting policies and estimates are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2003, beginning on page 25. The Company's critical accounting policies and estimates did not change during the first quarter of 2004. Management believes the application of these policies on a consistent basis enables the Company to provide the users of the financial statements with useful and reliable information about the Company's operating results and financial condition.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

Interest Rate Risk
------------------

We are subject to interest rate risk to the extent we borrow against our revolving credit facility with variable interest rates. However, we utilize an interest rate swap agreement described below to moderate a portion of our exposure. We do not use derivative financial instruments for trading or other speculative purposes. Assuming the current level of borrowings at variable rates and a two-percentage-point change in the average interest rate under these borrowings and taking into account the swap agreement in place, it is estimated that our interest expense for the quarter ended March 31, 2004 would not have changed by a material amount. In the event of an adverse change in interest rates, we would likely take actions, in addition to the swap agreement currently in place, that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions that would be taken and their possible effects, no such actions have been considered. Further, no consideration has been given to the effects of the change in the level of overall economic activity that could exist in such an environment.

We have entered into an interest rate swap agreement with a total notional amount of $50.0 million that fixes the LIBOR-based variable rate in our senior credit facility at 2.24% (before the applicable margin). The swap agreement terminates on March 21, 2005. The swap is being accounted for as a cash flow hedge under Statement of Financial Accounting Standards ("SFAS") No. 133. Accordingly, the difference between the interest received and interest paid is reflected as an adjustment to interest expense. Under the terms of the swap agreement, the next settlement amount is not due until June 2004. At March 31, 2004, the swap agreement is reflected in the accompanying consolidated balance sheet in other accrued liabilities at its fair value of $0.5 million. The unrealized loss on the fair value of the swap agreement is reflected, net of taxes, in other comprehensive loss.

Steel Commodity Risk
--------------------

We are also subject to commodity price risk with respect to purchases of steel. Purchased steel represents approximately two-thirds of our cost of goods sold. As a result, the steel industry, which is highly volatile and cyclical in nature, affects business both positively and negatively. We estimate that a $10 per ton change in the price of steel that is not offset by a similar selling price change could impact diluted earnings per share by a range of $0.10 to $0.15. We expect our current replacement cost of steel to flow through our cost of goods sold over the next two quarters. See "Overview - Pricing and Costs of Our Products." In addition, we depend on a few suppliers for a significant portion of our steel. The loss of one or more of our significant steel suppliers or the inability to obtain the necessary amount of steel could affect our ability to produce our products and could have a material adverse effect on our business.

Foreign Currency Risk
---------------------

The Company's reported cash flows related to its Canadian operations are based on cash flows measured in Canadian dollars converted to the U.S. dollar equivalent based on published exchange rates for the period reported. The Company believes its current risk exposure to the exchange rate movements, based on net cash flows, to be immaterial.

We have entered into a foreign currency hedge agreement with a total notional amount of $30.0 million that fixes the purchase of Canadian dollars into U.S. dollars on January 23, 2004 at an exchange rate of 1.3287. The settlement date for the hedge agreement is July 21, 2004. The swap is being accounted for as a cash flow hedge. Accordingly, the difference between the spot rate at the inception of the contract and the forward rate is reflected as an adjustment to interest expense during the duration of the contract. At March 31, 2004, the hedge agreement is reflected in the accompanying consolidated balance sheet in other accrued liabilities at its fair value of $0.3 million. The unrealized loss on the fair value of the hedge agreement is reflected in other comprehensive loss.


ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

The Company's management, under the supervision and with the participation of our chief executive officer and chief financial officer, have reviewed and evaluated the Company's disclosure controls and procedures as of March 31, 2004. Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and (b) is accumulated and communicated to the Company's management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

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

     31.1 Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

     On March 12, 2004, the company filed a Report on Form 8-K containing the announcement that T. Scott Evans, Senior Vice President - Sales and Marketing, has entered into a plan for selling shares of the Company's common stock.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Maverick Tube Corporation
                               -------------------------------------------------
                                   (Registrant)



Date:  May 7, 2004             /s/ Gregg Eisenberg
                               -------------------------------------------------
                               Gregg Eisenberg, Chairman, President
                               and Chief Executive Officer
                               (Principal Executive Officer)


Date:  May 7, 2004             /s/ Pamela G. Boone
                               -------------------------------------------------
                               Pamela G. Boone, Vice President - Finance
                               and Administration and Chief Financial Officer
                               (Principal Financial and Accounting Officer)

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