Form 10-Q
period 2004-08-06
MAVERICK TUBE CORPORATION
filed 2004-08-06
CIK 869087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

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

Common Stock, $0.01 Par Value - 42,500,905 shares as of August 3, 2004

--------------------------------------------------------------------------------
                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES

                                      INDEX
--------------------------------------------------------------------------------

                                                                        PAGE NO.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)                                    3

           Condensed Consolidated Balance Sheets - June 30, 2004
           and December 31, 2003                                               3

           Condensed Consolidated Statements of Income - Three
           and Six Months Ended June 30, 2004 and 2003                         4

           Condensed Consolidated Statements of Cash Flows - Six
           Months Ended June 30, 2004 and 2003                                 5

           Notes to Condensed Consolidated Financial Statements                7

           Report of Independent Registered Public Accounting Firm            15

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          16

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         29

Item 4.    Controls and Procedures                                            30

PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders                31

Item 6.    Exhibits and Reports on Form 8-K                                   32

SIGNATURES                                                                    33

EXHIBIT INDEX                                                                 34

--------------------------------------------------------------------------------
                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
--------------------------------------------------------------------------------

                                                         June 30,   December 31,
                                                           2004        2003
                                                       (Unaudited)
                                                       -------------------------
ASSETS
Current assets:
    Cash and cash equivalents..........................     $37,456     $29,202
    Accounts receivable, less allowances of $7,620
       and $5,414 on June 30, 2004 and December 31,
       2003, respectively..............................     163,298     117,115
    Inventories........................................     268,892     184,025
    Deferred income taxes..............................       6,363       5,534
    Income taxes refundable............................       1,739         590
    Prepaid expenses and other current assets..........       7,066       6,267
                                                       -------------------------
Total current assets...................................     484,814     342,733

Property, plant and equipment, net of accumulated
    depreciation of $162,095 and $151,331 on June 30,
    2004 and December 31, 2003, respectively...........     195,721     189,434
Goodwill...............................................      85,984      82,982
Other acquired intangibles, net of accumulated
    amortization.......................................      34,915      35,304
Note receivable........................................           -       9,500
Other assets...........................................      14,149      10,773
                                                       -------------------------
                                                           $815,583    $670,726
                                                       =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable...................................     $58,412     $47,557
    Accrued expenses and other liabilities.............      40,098      34,391
    Deferred revenue...................................       6,270       3,386
    Income taxes payable...............................      33,972         203
    Current maturities of long-term debt...............       3,407       3,533
                                                       -------------------------
Total current liabilities..............................     142,159      89,070

Long-term debt, less current maturities................       3,208       4,209
Convertible senior subordinated notes..................     120,000     120,000
Revolving credit facility..............................      50,000      50,213
Other liabilities......................................      15,699      16,436
Deferred income taxes..................................       9,307       6,000

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value per share; 5,000,000
    authorized shares; 1 share issued and outstanding..           -           -
Common stock, $0.01 par value per share; 80,000,000
    authorized shares; 42,455,477 and 42,001,662
    shares issued and outstanding at June 30, 2004
    and December 31, 2003, respectively................         425         420
Additional paid-in capital.............................     234,365     227,048
Unamortized value of restricted stock..................      (1,824)          -
Retained earnings......................................     248,930     162,192
Accumulated other comprehensive loss...................      (6,686)     (4,862)
                                                       -------------------------
                                                            475,210      384,798
                                                       -------------------------
                                                           $815,583     $670,726
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
--------------------------------------------------------------------------------

                                  Three Months Ended       Six Months Ended
                                       June 30,                June 30,
                                   2004        2003        2004        2003
                               -------------------------------------------------

Net sales......................    $348,088    $194,925    $659,386    $414,363
Cost of goods sold.............     228,824     179,279     469,582     383,808
                               -------------------------------------------------
Gross profit...................     119,264      15,646     189,804      30,555

Selling, general and
  administrative...............      22,602      11,785      42,243      24,098
                               -------------------------------------------------
Income from operations.........      96,662       3,861     147,561       6,457

Interest expense...............       2,677       2,207       5,295       4,442
                               ------------------------------------------------
Income before income taxes.....      93,985       1,654     142,266       2,015

Provision for income taxes.....      35,988         591      53,944         710
                               -------------------------------------------------
Income before cumulative
  effect of an accounting
  change.......................      57,997       1,063      88,322       1,305

Cumulative effect of an
  accounting change (net of
  benefit for income taxes of
  $951)........................           -           -      (1,584)          -
                               -------------------------------------------------
Net income.....................     $57,997      $1,063     $86,738      $1,305
                               =================================================

Basic earnings per share
  Income before cumulative
    effect of an accounting
    change.....................       $1.37       $0.03       $2.09       $0.03
  Cumulative effect of an
    accounting change..........           -           -       (0.04)          -
                               -------------------------------------------------
  Net income...................       $1.37       $0.03       $2.06       $0.03
                               =================================================

Diluted earnings per share
  Income before cumulative
    effect of an accounting
    change.....................       $1.36       $0.03       $2.08       $0.03
  Cumulative effect of an
    accounting.................           -           -       (0.04)          -
                               -------------------------------------------------
  Net income...................       $1.36       $0.03       $2.04       $0.03
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
--------------------------------------------------------------------------------

                                                           Six Months Ended
                                                               June 30,
                                                           2004        2003
                                                       -------------------------
OPERATING ACTIVITIES
Net income.............................................     $86,738      $1,305
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
Cumulative effect of an accounting change..............       1,584           -
Depreciation and amortization..........................      13,109      11,020
Deferred income taxes..................................       1,718         340
Provision for losses on accounts receivable............         601        (701)
Gain on sale of equipment..............................         (23)         (5)
Changes in operating assets and liabilities,
  net of effect of acquisitions:
   Accounts receivable.................................     (42,630)    (16,295)
   Inventories.........................................     (70,833)     31,321
   Prepaid expenses and other current assets...........        (127)      1,707
   Other assets........................................      (2,536)        450
   Accounts payable....................................       6,563     (45,940)
   Accrued expenses and other liabilities..............      39,233      (1,321)
   Deferred revenue....................................       2,884       6,119
                                                       -------------------------
Cash provided (used) by operating activities...........      36,281     (12,000)

INVESTING ACTIVITIES
Cash paid for acquisitions, net of cash received.......     (21,633)     (3,964)
Expenditures for property, plant and equipment.........     (11,659)     (8,006)
Proceeds from disposal of equipment....................       5,589           -
Other..................................................         (34)          -
                                                       -------------------------
Cash used by investing activities......................     (27,737)    (11,970)

FINANCING ACTIVITIES
Net (repayments) borrowings on revolving credit
  facility.............................................           -     (75,860)
Proceeds from convertible senior subordinated notes....           -     120,000
Principal payments on long-term borrowings and notes...      (3,423)     (1,316)
Deferred debt costs....................................        (348)     (4,232)
Proceeds from sale of common stock.....................           -         250
Principal payments on long-term note receivable........         313       1,617
Proceeds from exercise of stock options................       4,084           -
                                                       -------------------------
Cash provided by financing activities..................         626      40,459
Effect of exchange rate changes on cash................        (916)        649
                                                       -------------------------

Increase in cash and cash equivalents..................       8,254      17,138

Cash and cash equivalents at beginning of period.......      29,202       2,551
                                                       -------------------------

Cash and cash equivalents at end of period.............     $37,456     $19,689
                                                       =========================

Supplemental disclosures of cash flow information:
  Noncash investing and financing activities:
    Net assets consolidated from a cumulative effect
      of an accounting change..........................     $11,492          $-
    Stock issued for acquisitions......................          $-     $12,104
    Debt issued for acquisitions.......................          $-      $5,000

See accompanying notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------
                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

(1) BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The unaudited, condensed, consolidated financial statements include the accounts of Maverick Tube Corporation and its direct and indirect wholly-owned subsidiaries, collectively referred to as the "Company." All significant intercompany accounts and transactions have been eliminated. The accompanying condensed, consolidated financial statements include the financial statements of Maverick Tube L.P. ("Maverick"), Prudential Steel Ltd. ("Prudential"), Precision Tube Holding Corporation ("Precision"), Maverick C&P, Inc. doing business as "Republic Conduit", SeaCAT Corporation ("SeaCAT") since its acquisition on February 28, 2003 and Pennsylvania Cold Drawn, LLC ("PCD") since its consolidation on March 31, 2004.

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report in the 2003 Form 10-K.


(2) RECENT ACCOUNTING PRONOUNCMENTS
--------------------------------------------------------------------------------

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which was revised in December 2003. FIN 46 requires an investor who receives the majority of the expected losses, the expected residual returns, or both ("primary beneficiary") of a variable interest entity ("VIE") to consolidate the assets, liabilities and results of operations of the entity. A VIE is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties.

On March 29, 2002, pursuant to an asset purchase agreement dated March 21, 2002, the Company completed the sale of the Cold Drawn Tubular Business ("DOM") business to PCD for $8,115,000, consisting of $1,238,000 cash and the buyer's nine-year secured promissory note for $6,877,000. In November 2003, the Company restructured the buyer's promissory note in exchange for the release of its guarantee of certain payment obligations and obtained additional security including the buyer's personal guarantee and increased the outstanding note obligation. As of June 30, 2004, the Company holds three PCD notes receivable totaling $10,097,000 and accounts receivable of $2,830,000.

During the first quarter of 2004, the Company adopted the provisions of FIN 46 with respect to PCD, which is a VIE as defined under FIN 46. As the Company was deemed the primary beneficiary, it was required to consolidate PCD as of March 31, 2004. As a result, the Company recognized a non-cash charge of $1,584,000 (net of benefit for income taxes of $951,000), reflecting the cumulative losses of PCD from the time of the sale on March 29, 2002, as a cumulative effect of an accounting change in the accompanying Condensed Consolidated Statements of Income. The third party creditors of PCD have no recourse to the general credit of the Company.

The unaudited pro forma amounts below reflect the retroactive application of FIN 46 as if the Company had adopted the standard on January 1, 2003 and the corresponding elimination of the cumulative effect of an accounting change (in thousands, except per share amounts):

                                             Three Months Ended Six Months Ended
                                                June 30,       June 30,
                                               2003        2004        2003
                                           -------------------------------------

Net income (loss) (pro forma)..............        $460     $88,234       ($171)
Basic earnings per share (pro forma).......       $0.01       $2.09       $0.00
Diluted earnings per share (pro forma).....       $0.01       $2.07       $0.00

The above pro forma results include adjustments to give effect of intercompany transactions and are not necessarily indicative of the operating results that would have occurred nor are they necessarily indicative of future operating results.

(3) BUSINESS ACQUISITIONS
--------------------------------------------------------------------------------

Texas Arai

On April 23, 2004, Maverick acquired the assets and certain liabilities of Texas Arai, a subsidiary of Grant Prideco, Inc., a publicly held, Houston based, oilfield service manufacturer, for a purchase price of $20,033,000 cash (subject to finalization of the working capital adjustment). The acquisition was accounted for as a purchase business combination, and the financial statements of Texas Arai have been consolidated from the acquisition date. The cost to acquire Texas Arai has been preliminarily allocated to the assets acquired and liabilities assumed according to their estimated fair values as described below. The finalization of the working capital adjustment is subject to adjustment between Maverick and Grant Prideco, Inc. Texas Arai is the largest North American provider of American Petroleum Institute and premium-grade couplings used to connect tubing and casing in oil and gas wells.

Following is a summary of the net assets and liabilities acquired during 2004 (in thousands):


                                                                     Texas Arai
                                                                   -------------

Purchase price (including transaction costs).......................     $20,033

Assets acquired:
  Cash.............................................................           1
  Accounts receivable..............................................       4,290
  Inventory........................................................      13,989
  Property, plant and equipment....................................       4,712
  Other assets.....................................................         176
                                                                   -------------
                                                                         23,168
Liabilities acquired:
  Accounts payable.................................................      (2,632)
  Other accruals...................................................        (503)
                                                                   -------------
                                                                         (3,135)
Net assets acquired................................................      20,033
                                                                   -------------
Goodwill...........................................................          $-
                                                                   =============

(4)      INVENTORIES
--------------------------------------------------------------------------------

Inventories at June 30, 2004 and December 31, 2003 consist of the following (in thousands):

                                                         June 30,   December 31,
                                                           2004        2003
                                                       -------------------------

Finished goods.........................................    $143,964     $98,575
Work-in-process........................................      21,907      10,252
Raw materials..........................................      91,391      63,023
Storeroom parts........................................      11,630      12,175
                                                       -------------------------
                                                           $268,892    $184,025
                                                       =========================

Inventories are principally valued at the lower of average cost or market.


 (5) SENIOR CREDIT FACILITY
--------------------------------------------------------------------------------

The Company has a senior credit facility providing for an $185,000,000 revolving line of credit. In addition, the Company has letters of credit outstanding under this agreement of $1,788,000 at June 30, 2004. Interest is payable monthly at the LIBOR rate adjusted by an interest margin, depending upon certain financial measurements. Under the senior credit facility, the Company can borrow an amount based on a percentage of eligible accounts receivable, eligible inventory and property, plant and equipment, reduced by outstanding letters of credit. The additional available borrowings under the senior credit facility were approximately $122,000,000 and the applicable interest rate was 3.4% per annum as of June 30, 2004. The senior credit facility includes restrictive covenants relating to maintaining a minimum fixed charge coverage ratio if availability falls below $30,000,000. Also, if availability falls below $50,000,000, the debt will be classified as current. The senior credit facility also limits capital expenditures to $30,000,000 per year and limits the Company's ability to pay dividends, create liens, sell assets or enter into transactions with affiliates without the consent of the lenders.


(6) CONVERTIBLE SENIOR SUBORDINATED NOTES
--------------------------------------------------------------------------------

In June 2003, the Company issued $120,000,000 of contingent convertible senior subordinated notes (the "Convertible Notes") due June 15, 2033. The Company pays interest semi-annually on the Convertible Notes at the rate of 4.0% per annum. Beginning with the six-month interest period commencing on June 15, 2008, the Company will pay contingent interest during a six-month interest period if the average trading price of the Convertible Notes equals or exceeds 130.0% of the principal amount of the Convertible Notes during a specified period prior to such six-month interest period. The embedded derivative related to this contingent interest feature is required to be valued separately from the Convertible Note; however, the fair value of this derivative is not material at June 30, 2004.

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

The Company has the right to redeem the Convertible Notes after June 15, 2008 at a redemption price equal to par plus accrued interest, if any. From June 15, 2008 to June 15, 2011, the Company may redeem the Convertible Notes only if the closing price of the Company's common stock has exceeded 130.0% of the conversion price then in effect over 20 trading days out of a period of 30 consecutive trading days. After June 15, 2011, the Company may redeem the Convertible Notes at any time. Holders of the Convertible Notes have the right to require the Company to repurchase all or some of their Convertible Notes on June

15, 2011, 2013, 2018, 2023 and 2028 at a price equal to par plus accrued interest, if any, payable in cash. Holders of the Convertible Notes also have the right to require the Company to purchase all or some of their Convertible Notes at a price equal to par plus accrued interest, if any, if certain change of control events occur prior to June 15, 2011.


(7) DERIVATIVES, FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
--------------------------------------------------------------------------------

Derivative Instruments and Hedging Activities
---------------------------------------------

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

The Company generally uses cash flow hedging strategies to reduce the potentially adverse effects that market volatility may have on its operating results. Cash flow hedges are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. The Company enters into foreign exchange forward contracts generally expiring within six months with the objective of converting U.S. denominated debt held by the Company's Canadian subsidiary, Prudential into its functional currency. These contracts protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. The Company also uses interest rate swaps to convert a portion of its variable rate revolving credit facility to fixed rates, which generally expire in nine months.

Accounting for Derivatives and Hedging Activities
-------------------------------------------------

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

The following table summarizes the notional transaction amounts and fair values for the Company's outstanding derivatives, by risk category and instrument type, at June 30, 2004 (in thousands).

                              Notional     Fair Value
Qualifying Cash Flow Hedges    Amount   Asset/(Liability) Description
--------------------------------------------------------------------------------

Interest rate swaps            $50,000        $(75)       Effectively converts
  (floating to                                             the interest rate on
   fixed rate swaps)                                       an equivalent amount
                                                           of variable rate
                                                           borrowings to a
                                                           fixed rate

Foreign currency hedges        $30,000        $125        Effectively hedges the
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

The ineffective portion of these hedges was immaterial as of June 30, 2004 and the Company expects these hedges to remain highly effective.

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

                                               Pension
                                               Benefits           Postretirement
                                               and SERP            Benefit Plan
                                               ---------------------------------

Contributions required by funding
  regulations or laws..........................  $1,231                      $-
Additional discretionary contributions.........     826                      53
                                               ---------------------------------
                                                 $2,057                     $53
                                               =================================

Benefit costs consist of the following for the three and six months ended June 30, 2004 and 2003 (in thousands):

                                  Three Months Ended       Six Months Ended
                                       June 30,                June 30,
                                   2004        2003        2004        2003
                               -------------------------------------------------
Pension benefit costs:
Service cost...................        $374        $377        $765        $754
Interest cost..................         689         634       1,409       1,268
Expected return on plan assets.        (611)       (564)     (1,250)     (1,128)
Amortization of prior service
  cost.........................         107          60         219         120
Amortization of transition
  asset........................        (149)       (158)       (305)       (316)
Recognized net actuarial gain..          86         171         175         342
                               -------------------------------------------------
                                       $496        $520      $1,013      $1,040
                               =================================================

                                  Three Months Ended       Six Months Ended
                                       June 30,                June 30,
                                   2004        2003        2004        2003
                               -------------------------------------------------
Postretirement benefit plan
  costs:
Service cost...................         $15         $15         $30         $30
Interest cost..................          29          29          60          58
Recognized net actuarial loss..          13          14          27          28
                               -------------------------------------------------
                                        $57         $58        $117        $116
                               =================================================

(9) SEGMENT INFORMATION
--------------------------------------------------------------------------------

The Energy Products segment includes revenue and operating expenses associated with those products and services of the Company sold to the energy industry, such as oil country tubular goods ("OCTG"), line pipe, coiled steel pipe, premium couplings and tolling services. The Industrial Products segment includes revenue and operating expenses associated with those products of the Company sold to the industrial industry, such as electrical conduit, rigid conduit, structural shapes and rounds, standard pipe, mechanical tubing and pipe piling.

The following table sets forth data (in thousands) for the three and six months ended June 30, 2004 and 2003, regarding the reportable industry segments of the Company. Intersegment sales are not material. Identifiable assets are those used in the Company's operations in each segment.

                                  Energy    Industrial
                                 Products    Products    Corporate     Total
                               -------------------------------------------------
Three months ended June 30, 2004
--------------------------------
Net sales......................    $192,178    $155,910          $-    $348,088
Income from operations.........      41,533      55,129           -      96,662
Identifiable assets............     516,868     223,099      75,616     815,583

Six months ended June 30, 2004
------------------------------
Net sales......................    $402,162    $257,224          $-    $659,386
Income from operations.........      72,023      75,538           -     147,561
Identifiable assets............     516,868     223,099      75,616     815,583

Three months ended June 30, 2003
--------------------------------
Net sales......................    $131,196     $63,729          $-    $194,925
Income (loss) from operations..       4,144        (283)          -       3,861
Identifiable assets............     419,189     154,988      69,668     643,845

Six months ended June 30, 2003
------------------------------
Net sales......................    $283,609    $130,754          $-    $414,363
Income (loss) from operations..       7,423        (966)          -       6,457
Identifiable assets............     419,189     154,988      69,668     643,845

The corporate information in the above table is not considered a segment; however, it represents the corporate assets necessary for the day-to-day operations of the Company (that are not identifiable to the reporting segments).

(10) STOCK-BASED COMPENSATION
--------------------------------------------------------------------------------

The Company has three employee stock option plans and three stock option plans for eligible directors allowing for incentive and non-qualified stock options. The Company also has an Omnibus Incentive Plan in which restricted stock has been granted to certain employees of the Company. Effective January 1, 2003, the Company adopted SFAS No. 148, "Accounting for Stock-Based Compensation," which allows the Company to continue to account for stock option plans under the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no stock-based employee compensation cost is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is recognized in net earnings for restricted stock grants.

Pursuant to the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, pro forma net income and earnings per share are presented in the table below as if compensation cost for stock options was determined as of the grant date under the fair value method (in thousands, except per share information):

                                  Three Months Ended       Six Months Ended
                                       June 30,                June 30,
                                   2004        2003        2004        2003
                               -------------------------------------------------

Net income, as reported........     $57,997      $1,063     $86,738      $1,305
Add: total stock-based employee
  compensation expense included
  in reported net earnings, net
  of related tax effects.......         124           -         124           -
Deduct: total stock-based
  employee compensation expense
  determined under fair
  value-based method for all
  awards, net of related
  tax effects..................        (393)       (557)       (577)      (987)
                               -------------------------------------------------
Pro forma net income...........     $57,728        $506     $86,285        $318
                               =================================================

Basic earnings per share
  Net income - as reported.....       $1.37       $0.03       $2.06       $0.03
  Net income - pro forma.......       $1.36       $0.01       $2.04       $0.01

Diluted earnings per share
  Net income - as reported.....       $1.36       $0.03       $2.04       $0.03
  Net income - pro forma.......       $1.35       $0.01       $2.03       $0.01

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

The pro forma compensation expense associated with the fair value of the options calculated for the six months ended June 30, 2004 and 2003 is not necessarily representative of the potential effects on reported net income (loss) in future periods. The fair value of each option grant is estimated on the date of the grant by use of the Black-Scholes option pricing model.


(11) CAPITAL STOCK
--------------------------------------------------------------------------------

On June 11, 2000, the Company and Prudential entered into a Business Combination Agreement providing for the combination of Prudential with the Company. Under the terms of the transaction, Prudential stockholders received 0.52 of an exchangeable share, issued by Maverick Tube (Canada) Inc., a wholly-owned Canadian subsidiary of the Company, for each Prudential common share. Consequently, Prudential stockholders received a total of 15,813,088 exchangeable shares that began trading on The Toronto Stock Exchange on September 27, 2000. These shares have the same voting rights, dividend and distribution entitlements, and other attributes as shares of the Company's common stock and are exchangeable, at each stockholder's option, for the Company's common stock on a one-for-one basis. The transaction was accounted for as a pooling of interests.

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


(12) EARNINGS PER COMMON SHARE
--------------------------------------------------------------------------------

Basic earnings per share exclude any dilutive effects of restricted stock, stock options and the effect of the conversion of the Convertible Notes, but include the exchangeable shares (as further described in Note 11) from the business combination with Prudential on an as-if exchanged basis. Diluted earnings per share include the exchangeable shares on an as-if exchanged basis and the net effect of unvested restricted stock and stock options, but exclude the effect of the conversion of the Convertible Notes.

The reconciliation for diluted earnings per share for each of the three and six months ended June 30, 2004 and 2003, is as follows (in thousands):

                                  Three Months Ended       Six Months Ended
                                       June 30,                June 30,
                                   2004        2003        2004        2003
                               -------------------------------------------------

Average shares outstanding.....      42,346      41,855      42,205      41,533
Dilutive effect of unvested
  restricted stock and
  outstanding stock options....         354         430         324         392
                               -------------------------------------------------
Average shares deemed
  outstanding..................      42,700      42,285      42,529      41,925
                               =================================================

Income before cumulative effect
 of an accounting change used
 in the calculation of basic
 and diluted earnings per share     $57,997      $1,063     $88,322      $1,305

Cumulative effect of an
 accounting change used in the
 calculation of basic and
 diluted earnings per share....           -           -      (1,584)          -
                               -------------------------------------------------

Net income used in the
  calculation of basic and
  diluted earnings per share...     $57,997      $1,063     $86,738      $1,305
                               =================================================


(13) COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

The following table sets forth the components of other comprehensive income for each of the three and six months ended June 30, 2004 and 2003 (in thousands):

                                  Three Months Ended       Six Months Ended
                                       June 30,                June 30,
                                   2004        2003        2004        2003
                               -------------------------------------------------

Net income.....................     $57,997      $1,063     $86,738      $1,305
Change in fair value of cash
  flow hedges..................         326        (127)        387        (501)
Foreign currency translation
  adjustment...................      (1,456)      3,392      (2,258)      6,068
Minimum pension liability
  adjustment...................          29        (151)         47        (276)
                               -------------------------------------------------
Comprehensive income...........     $56,896      $4,177     $84,914      $6,596
                               =================================================

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders
Maverick Tube Corporation

We have reviewed the condensed consolidated balance sheet of Maverick Tube Corporation and subsidiaries as of June 30, 2004, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United
States), which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have  previously  audited,  in  accordance  with the  standards of the Public
Company Accounting Oversight Board (United States), the consolidated balance sheet of Maverick Tube Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended [not presented herein] and in our report dated February 6, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                            /s/ Ernst & Young LLP


St. Louis, Missouri
July 30, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

As used herein, Maverick Tube Corporation and its direct and indirect wholly-owned subsidiaries are collectively referred to as "the Company." Our operating subsidiaries consists of: Maverick Tube L.P. ("Maverick"), Prudential Steel Ltd. ("Prudential"), Precision Tube Holding Corporation ("Precision"), Maverick C&P, Inc. doing business as "Republic Conduit", SeaCAT Corporation ("SeaCAT") and our consolidated variable interest entity, Pennsylvania Cold Drawn, LLC ("PCD"). Also, unless the context otherwise requires, the terms "we," "us" or "our" refer to the Company.

Certain statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this report regarding matters (including statements as to beliefs or expectations) that are not historical facts are forward-looking statements, as that term is defined under the Private Securities Litigation Reform Act of 1995. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For example, uncertainty continues to exist as to future levels and volatility of oil and gas price expectations and their effect on drilling levels and demand for our energy-related products, the future impact of industry-wide draw-downs of inventories, future import levels and the value of the U.S. dollar. Also, uncertainty continues to exist as to the price of steel (our principal raw material, representing approximately eighty percent of cost of goods sold).

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

OVERVIEW
--------------------------------------------------------------------------------

Maverick Tube Corporation is a leading producer of welded tubular steel products used in energy and industrial applications throughout the world. We are the largest North American producer of oil country tubular goods (sometimes referred to as OCTG) and line pipe products for use in newly drilled oil and gas wells and for transporting oil and natural gas. We primarily sell these products to distributors in the U.S.

and Canada. We expanded our business into coiled tubing products with our acquisitions of Precision and SeaCAT. Coiled tubing products are used typically to maintain existing wells and to complete new wells. We sell coiled tubing to customers throughout North America and internationally. We further expanded our business into premium grade couplings with our acquisition of Texas Arai, the largest North American producer of American Petroleum Institute and premium grade couplings. Premium grade couplings are used to connect tubing and casing in oil and gas wells. OCTG, line pipe, coiled tubing products and premium grade couplings comprise our energy product line.

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

Recent Business Acquisitions
----------------------------

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

On April 23, 2004, the Company completed its acquisition of substantially all of the assets and certain liabilities of Texas Arai, a subsidiary of Grant Prideco, Inc., a publicly held, Houston based, oilfield service manufacturer, for a purchase price of $20,033,000 cash (subject to finalization of the working capital adjustment).


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

U.S. end-users obtain OCTG not only from domestic and foreign pipe producers, but also from draw-downs of inventory held by the end-user, distributors or mills. Decreasing industry inventories of our products demonstrate that our customers are drawing down from inventory rather than purchasing our product. Accordingly, industry inventory levels, which can change significantly from period to period, is another indicator of demand for our products. Canadian distributors and end users do not generally hold significant amounts of inventories.

The following table illustrates certain factors related to industry-wide drilling activity, energy prices, OCTG consumption, shipment, imports and inventories for the periods presented:

                                                          Three Months Ended
                                                               June 30,
                                                           2004        2003
                                                       -------------------------

U.S. Market Activity:
Average rig count......................................       1,164       1,028
                                                       =========================
Average U.S. energy prices:
    Oil per barrel (West Texas Intermediate)...........      $38.44      $29.10
                                                       =========================
    Natural gas per MCF (Average U.S.).................       $5.97       $5.50
                                                       ========================

U.S. OCTG Consumption:
      (in thousands of tons)
    U.S. producer shipments............................         557         547
    Imports............................................         247         209
    Inventory (increase)/decrease......................         (73)       (124)
    Used pipe..........................................          14          24
                                                       -------------------------
        Total U.S. Consumption.........................         745         656
                                                       ========================

Canadian Market Activity:
Average rig count......................................         202         203
                                                       ========================
Average Canadian energy prices:
    Natural gas per U.S. $ per MCF
    (Average Alberta spot price).......................       $5.04       $4.77
                                                       =========================

Canadian OCTG Consumption:
        (in thousands of tons)
    Canadian producer shipments........................         130         125
    Imports............................................          52          50
    Inventory (increase)/decrease......................         (53)        (44)
                                                       -------------------------
        Total Canadian Consumption.....................         129         131
                                                       =========================

     The U.S. rig count in the above table is based on weekly rig count reporting from Baker Hughes, Inc. Average U.S. energy prices in the above table are monthly average period prices as reported by Spears and Associates for West Texas Intermediate grade crude oil and the average U.S. monthly natural gas cash prices as reported by Natural Gas Week. U.S. OCTG imports are as reported by Duane Murphy and Associates in "The OCTG Situation Report." U.S. OCTG inventory (increase)/decrease is our estimate based upon independent research by Duane Murphy and Associates. U.S. used pipe quantities are calculated by multiplying 8.3 recoverable tubing and casing tons by the number of abandoned oil and gas wells. U.S. consumption of OCTG is our estimate based on estimated per rig consumption of OCTG multiplied by the Baker Hughes rig count. U.S. producer shipments are our estimates based on the components listed above.

     The Canadian rig count in the above table is based on weekly rig count reporting from Baker Hughes, Inc. Average Canadian energy prices in the above table are the average Alberta natural gas spot prices. Canadian OCTG imports are as reported by Statistics Canada. Canadian OCTG inventory (increase)/decrease is our estimate based upon data reported by Statistics Canada. Canadian producer shipments are reported by Statistics Canada Steel Pipe and Tube Report. Canadian producer shipments are our estimates based on the components listed above.

According to published industry reports, average U.S. drilling for the second quarter of 2004 was approximately 1,164 rigs, representing an increase of 13.2% compared to the second quarter of 2003. Natural gas drilling levels increased 16.7% in the second quarter of 2004 from the second quarter of 2003 as natural gas prices continue to be well above historical prices. Oil-related drilling decreased by 6.0%, primarily attributable to an increase in drilling for natural gas during the second quarter of 2004 when compared to the second quarter of 2003.

According to published industry reports, average Canadian drilling for the second quarter of 2004 was approximately 202 rigs, representing a decrease of 0.5% compared to the second quarter of 2003. Natural gas drilling levels remained strong as natural gas prices continue to be well above historical prices. The rig count at the end of the quarter was approximately 31.2% higher than the average rig count during the quarter due to better weather conditions during the last several weeks of the second quarter which made drilling easier.

Imports into the U.S. increased by 18.2%, with import market share increasing from 31.9% during the second quarter of 2003 to 33.2% during the second quarter of 2004. During the second quarter of 2004, U.S. producer shipments of OCTG increased by 1.8% as compared to the comparable prior year period. During that period, U.S. producer shipments were positively impacted by industry inventory increases that resulted in a 9.8% increase in demand. Management believes that at June 30, 2004, industry inventories were still below historical levels in relation to demand as inventory months of supply decreased slightly from 5.0 months of supply for the second quarter of 2003 to 4.5 months of supply for the second quarter of 2004.

As a result of the increased drilling activity, we estimate total U.S. consumption increased by 13.6% in the second quarter of 2004 compared to the prior year quarter. Over the same periods, our domestic shipments of OCTG decreased 10.3%, and our export sales, primarily to Canada, decreased by 91.1%. We estimate our domestic OCTG market share decreased from 20.0% during the quarter ended June 30, 2003 to 17.1% during the quarter ended June 30, 2004. The 17.1% market share we captured during the quarter ended June 30, 2004 is comparable to our historical market share. We lost market share in the U.S. as we pushed pricing higher than some of our competitors.

Imports into Canada increased 4.0%, as import market share increased from 38.2% during the second quarter of 2003 to 40.3% during the second quarter of 2004. The increase in imports was primarily due to importing lower priced OCTG, primarily from the Far East, in the second quarter of 2004 compared to the second quarter of 2003. During the second quarter of 2004, Canadian producer shipments of OCTG increased by 4.0% compared to the prior year quarter. Canadian shipments in the second quarter of 2004 remained stable as drilling activity remained consistent for the second quarter of 2004 as compared to the prior year quarter.

As a result of the slight decrease in drilling activities, we estimate total Canadian consumption decreased by 1.5% in the second quarter of 2004 compared to the prior year quarter. Over the same periods, our Canadian shipments of OCTG decreased 25.1%. Also, we estimate our Canadian OCTG market share of domestic shipments remained unchanged at 31.9% during the quarter ended June 30, 2004.

Line Pipe

Published information suggests U.S. demand for line pipe (under 16") increased during the second quarter of 2004 by an estimated 9.8% from the second quarter of 2003 and domestic shipments increased by 45.7%, as the import market share decreased from 48.9% to 32.2%. Canadian demand for line pipe (under 16") decreased during the second quarter of 2004 from the prior year quarter by an estimated 25.4%, and domestic shipments decreased by 40.7%. Import volumes in Canada decreased by 27.6%, as the import market share decreased from 57.4% in the second quarter of 2003 to 55.7% in the second quarter of 2004.

Coiled Tubing

Coiled down-hole tubing is primarily used to service existing oil and gas wells to reestablish well production and extend well life. Commodity pricing and industry cash flow are primary drivers of well service work and demand for coiled down-hole tubing. Industry cash flows increased during the second quarter of 2004 by an estimated 13.5%, from $43.2 billion in the second quarter of 2003 to $49.0 billion in the second quarter of 2004. This was primarily due to increases in the average natural gas prices of 8.5% year over year in the second quarter, and by a 32.1% increase in the price of crude oil in the same period. For 2004, published forecasts of U.S. well service and work-over project spending to rise 11.0%, with service and work-over rig activity up 7.0% and jobs flat at 508,400. In the second quarter of 2004, U.S. work-over rig counts averaged 1,240 working rigs, up 8% from an average of 1,147 active rigs in the second quarter of 2003. We forecast our well service revenues will increase in line with industry expenditures. In Canada, published forecasts for 2004 indicate well service and work over expenditures will increase 8.2%, with rig activity and jobs up 3.1% and 3.4% respectively. We believe U.S. market conditions reflect what is also happening in Canadian service work, and expect similar trends in activity and spending in Canada.

Coiled line pipe and umbilical tubing are primarily used in offshore, sub-sea applications where continuous lengths of steel line pipe are used as flow lines and umbilical tubing is used as sheathing for sub-sea well controls. Coiled line pipe is a more cost-effective application compared to traditional jointed line pipe as it allows for much more rapid installation, which reduces overall installed costs. Recent published forecasts for U.S. offshore spending in 2004 call for up to $10.8 billion in spending, up slightly over $10.7 billion in 2003. Second quarter U.S. offshore spending of $2.6 billion was down slightly from the second quarter of 2003 as many offshore projects continued to be deferred. We expect the decrease in offshore spending to continue to impact 2004 sales in this segment of our business in the U.S.

Our coiled line pipe sales are also made in international offshore drilling markets. International offshore spending is forecasted to increase to $27.8 billion in 2004 up 4.3% from 2003. Average offshore rig activity of 239 units is expected in 2004, up 10.1% from 2003, and offshore well completions are forecasted at 2,174 wells, up 3.4% over 2003. In the second quarter of 2004, offshore spending was up 2.1%, rig activity of 246 was up 10.3%, and offshore well completions were up 11 wells, an increase of 2.0% as compared to second quarter 2003.


Industrial Products Demand and Consumption
--------------------------------------------------------------------------------

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

We estimate the U.S. demand for structural tube products of the type we produce increased 1.6% during the second quarter of 2004 over the prior year period. Total U.S. producer shipments decreased 1.5% during the second quarter of 2004 over the prior year period as import market share increased from 21.7% to 24.1%.

Electrical conduit is primarily used as sheathing for electrical and computer wiring in industrial, commercial and institutional construction, which are classified as non-residential construction. As such, electrical conduit demand is primarily influenced by changes in spending on non-residential construction. Published forecasts for non-residential construction activity in 2004 show a modest decrease of 0.1% from 2003 compared to the 4.6% decrease experienced in 2003 from 2002. We estimate the U.S. demand for electrical conduit of the types we produce increased by 9.6% during the second quarter of 2004 as compared to the prior year period. The Company and three other domestic producers manufacture most of the electrical conduit consumed in the U.S. The import and export markets for electrical conduit is limited because this light-walled product is easily damaged during shipping.

Standard pipe is used primarily in construction applications for transporting water, steam, gases, waste and other similar gases and fluids. Demand for this product is primarily affected by general economic activity and non-residential construction expenditures. According to published reports and management estimates, preliminary numbers indicate U.S. standard pipe demand in the second quarter of 2004 was up from the same period last year by about 37.7%. While domestic shipments were up 28.9% to 481,574 tons, the domestic producers share of the market fell from 65.3% in 2003 to 61.1% in 2004. Imports increased from 34.7% of the market in the second quarter of 2003 to 38.9% in the second quarter of 2004.

Pricing and Costs of Our Products
---------------------------------

Pricing of our products was up during the second quarter of 2004 compared to the second quarter of 2003. Pricing of our U.S. OCTG, line pipe, standard product, structural product and conduit product pricing increased by 71.4%, 82.6%, 76.8%, 126.5% and 104.8%, respectively. Pricing of our Canadian energy products and industrial products was up 23.8% and 67.3%, respectively, compared to the prior year quarter.

Canadian prices were impacted by a 2.9% increase in the exchange rate.

Since December 2003, we have raised prices on all our U.S. shipments in order to pass along to end-users the steel surcharges and base price increases our steel vendors have included on steel purchased by us. We have also raised our prices on our Canadian energy and industrial products even as our primary competitors have not raised selling prices. These price increases across our entire product line are designed to absorb the anticipated increase in the cost of steel, our principal raw material. Given the mix of our U.S. alliance sales and volume of our Canadian OCTG business, the timing and the extent to which our future price increases can be realized, are uncertain. No assurance can be given that we will succeed in implementing future price increases sufficient to fully absorb the anticipated steel cost increases described below.

Average steel costs included in cost of goods sold increased during the second quarter of 2004 over the second quarter of 2003 by $125 per ton, or 37.4%. We expect our replacement cost of steel will continue to rise sharply in both the U.S. and Canada as steel vendors have implemented base price increases and surcharges up approximately 69.6% since the quarter ended December 31, 2003 due to the cost of scrap, their principal raw materials and tight supplies. In December 2003, our steel suppliers implemented an unprecedented scrap surcharge based upon the American Metal Market's Consumer Buying Price for No. 1 Busheling. The surcharge has fluctuated monthly based on scrap prices. The surcharges for March, April, May, June, July and August 2004 are $100 per ton, $125 per ton, $95 per ton, $70 per ton, $80 per ton and $180 per ton, respectively. During the third quarter of 2004, we expect that we may see increases in cost of goods sold of approximately 40% in the U.S. and 10% in Canada. We expect steel cost will escalate an additional 20% in the U.S. and 70% in Canada during the fourth quarter 2004. We expect the replacement cost of steel to remain volatile throughout 2004. However, the magnitude and timing of further steel costs changes are unknown at this time.

Purchased steel represents approximately three-quarters of our cost of goods sold. As a result, the steel industry, which is highly volatile and cyclical in nature, affects our business both positively and negatively. Numerous factors, most of which are beyond our control, drive the cycles of the steel industry and influence steel prices, including general economic conditions, industry capacity utilization, import duties and other trade restrictions and currency exchange rates. Changes in steel prices had a significant impact on the margin levels of our energy products because energy product pricing has historically been driven by OCTG and line pipe demand. As steel costs have escalated so dramatically, OCTG and line pipe producers had to push steel cost increases through to their customers in the form of steel surcharges and base price increases. In addition, we depend on a few suppliers for a significant portion of our steel. The loss of one or more of our significant steel suppliers could adversely affect our ability to produce our products and could have a material adverse effect on our business.

Impact of Market Conditions
---------------------------

The increase in drilling levels and steel surcharges during the second quarter of 2004 resulted in higher sales. Industry-wide inventory levels increased; however, we believe these increases generally existed at the mills and thus did not impact domestic shipments during the second quarter. As our recent experience indicates, oil and gas prices are volatile and can have a substantial effect on drilling levels and resulting demand for our energy-related products. Uncertainty also exists as to the future demand and pricing for our electrical conduit, HSS and other industrial-related products.

Trade Cases
-----------

U.S. Line Pipe - In early March 2004, an antidumping petition was filed with the U.S. government covering line pipe from China, the Republic of South Korea, and Mexico. In April 2004, the U.S. International Trade Commission ("USITC") ruled unanimously that imports of line pipe under 16 inch in outside diameter from the three named countries are allegedly being sold in the United States at less than fair value. As a result of the USITC's affirmative determinations, the U.S. Department of Commerce has continued its antidumping investigations of imports of certain circular welded carbon line pipe from China, the Republic of South Korea, and Mexico. During the current phase of the investigation, the USITC sent questionnaires to the line pipe manufacturers in the three named countries to gather data which allows them to calculate the preliminary dumping margins. China did not respond to the questionnaires which, according to U.S. trade law, results in the assignment of preliminary margins to those companies at the maximum percentage alleged in the trade case filing. The scheduled date for the release of the preliminary antidumping determinations is September 29, 2004.

In October 2003, the Canada Customs and Revenue Agency initiated an inquiry into imports of HSS into Canada from Republic of South Korea, Republic of Turkey and the Republic of South Africa. Imports of HSS into Canada can affect our Canadian HSS selling prices and volumes. The newly named Canadian Border Security Agency (formerly Canada Customs and Revenue Agency) completed its review and determined that imports from the three named countries were dumped into Canada at unfair prices. The Canadian International Trade Commission reviewed the case and interim duties were assessed against all three countries on December 23, 2003. Dumping margins were assessed ranging from 44% on all South Korean manufactured goods, 22.6% on South African goods, and rates ranging from 4.5% to 11.7% on goods manufactured in Turkey. These dumping margins will apply on all imports of HSS from the named countries for the next five years.

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Overall Company
---------------

The following table illustrates the operating results and tons shipped for the three and six month periods ended June 30, 2004 and 2003 (in millions, except per share data and tons shipped):

                               Three Months Ended June 30,    2004 vs. 2003
                                   2004        2003        Change      % Change
                               -------------------------------------------------

Energy tons shipped............     175,739     194,507     (18,768)      (9.6%)
Industrial tons shipped........     118,989      99,526      19,463       19.6%
                               -------------------------------------
Total tons shipped.............     294,728     294,033         695

Net sales......................      $348.1      $194.9      $153.2       78.6%
Cost of goods sold.............       228.8       179.3        49.5       27.6%
                               -------------------------------------
Gross profit...................       119.3        15.6       103.7
Income from operations.........        96.7         3.9        92.8          NM
Income before income taxes.....        94.0         1.7        92.3          NM
Income before cumulative effect
   of an accounting change.....        58.0         1.1        56.9          NM
Net income.....................        58.0         1.1        56.9          NM
Diluted earnings per share
   before cumulative effect of
   an  accounting change.......        1.36        0.03        1.33          NM
Diluted earnings per share.....        1.36        0.03        1.33          NM

                               Six Months Ended June 30,      2004 vs. 2003
                                   2004        2003        Change      % Change
                               -------------------------------------------------

Energy tons shipped............     436,182     421,358      14,824        3.5%
Industrial tons shipped........     237,835     199,346      38,489       19.3%
                               -------------------------------------
Total tons shipped.............     674,017     620,704      53,313

Net sales......................      $659.4      $414.4      $245.0       59.1%
Cost of goods sold.............       469.6       383.8        85.8       22.4%
                               -------------------------------------
Gross profit...................       189.8        30.6       159.2
Income from operations.........       147.6         6.5       141.1          NM
Income before income taxes.....       142.3         2.0       140.3          NM
Income before cumulative effect
   of an accounting change.....        88.3         1.3        87.0          NM
Net income.....................        86.7         1.3        85.4          NM
Diluted earnings per share
   before cumulative effect of
   an accounting change........        2.08        0.03        2.05          NM
Diluted earnings per share.....        2.04        0.03        2.01          NM

NM    Not meaningful

Net sales of $348.1 million recorded for the second quarter of 2004 represent an increase of $153.2 million, or 78.6%, compared to the prior year period. These results were primarily attributable to increases in overall average net selling prices from the comparable quarter of the prior year by 78.1%, from an average of $663 per ton to $1,181 per ton. The increase we experienced in average net selling prices primarily resulted from strengthening energy market conditions and steel surcharges charged to our customers to offset steel cost increases implemented during the second quarter of 2004 by our major steel suppliers. For the second quarter of 2004, there was only a 0.2% increase in total product shipments, from 294,033 tons in the second quarter of 2003 to 294,728 tons in the second quarter of 2004. See "Overview."

Net sales of $659.4 million recorded for the six months ended June 30, 2004 represent an increase of $245.0 million, or 59.1%, compared to the prior year period. These results were primarily attributable to an increase in overall average net selling prices from the comparable period of the prior year by 46.4%, from an average of $668 per ton to $978 per ton. For the six months ended June 30, 2004, there was an 8.6% increase in total product shipments, from 620,704 tons for the six months ended June 30, 2003 to 674,017 tons for the six months ended June 30, 2004. The increase we experienced in shipments and average net selling prices primarily resulted from strengthening energy market conditions and steel surcharges charged to our customers to offset steel cost increases implemented during the six months ended June 30, 2004 by our major steel suppliers. See "Overview."

Cost of goods sold of $228.8 million recorded for the second quarter of 2004 represents an increase of $49.5 million, or 27.6%, compared to the prior year period. Overall unit cost per ton of products sold increased 27.2% in the second quarter of 2004 from the comparable quarter of the prior year, from an average of $610 per ton to $776 per ton. Costs increased primarily due to an increase in steel prices experienced in the second quarter of 2004 as compared to the second quarter of 2003. We expect our current replacement cost of steel to flow through our cost of goods sold over the next two quarters. See "Overview."

Cost of goods sold of $469.6 million recorded for the six months ended June 30, 2004 represents an increase of $85.8 million, or 22.4%, compared to the prior year period. Overall unit cost per ton of products sold increased 12.8% in the six months ended June 30, 2004 from the comparable prior year period, from an average of $618 per ton to $697 per ton. Costs increased primarily due to an increase in steel prices experienced for the six months ended June 30, 2004 compared to the prior year. See "Overview."

The Company earned a gross profit of $119.3 million during the second quarter of 2004, compared to a gross profit of $15.6 million in the prior year period. Gross profit per ton was $405 per ton in the second quarter of 2004 as compared to $53 per ton in the comparable prior year period. Accordingly, gross profit, as a percentage of net sales, was 34.3% for the three-month period ended June 30, 2004 compared to 8.0% for the comparable prior year period. Gross profit per ton primarily increased due to strengthening market conditions in both our energy and industrial product lines and the sale of generally lower costing inventory at higher selling prices charged by the Company in response to increasing steel costs and strong market conditions. We expect the higher steel costs will begin to flow through our inventory starting in the third and fourth quarters of 2004. Depending on the conditions in our respective product markets and our ability to effect selling price increases, these higher steel costs may impact our gross profit margins in the fourth quarter if selling prices and steel costs equalize in that quarter.

The Company earned a gross profit of $189.8 million during the six months ended June 30, 2004, compared to a gross profit of $30.6 million in the prior year period. Gross profit per ton was $282 per ton for the six months ended June 30, 2004 as compared to $49 per ton in the comparable prior year period. Accordingly, gross profit, as a percentage of net sales, was 28.8% for the six-month period ended June 30, 2004 compared to 7.4% for the comparable prior year period. Gross profit per ton primarily increased due to strengthening market conditions in both our energy and industrial product lines and the sale of generally lower costing inventory at higher selling prices charged by the Company in response to increasing steel costs and strong market conditions. We expect the higher steel costs will begin to flow through our inventory starting in the third and fourth quarters of 2004. Depending on the conditions in our respective product markets and our ability to effect selling price increases, these higher steel costs may impact our gross profit margins in the fourth quarter if selling prices and steel costs equalize in that quarter.

Selling, general and administrative expenses increased $10.8 million, or 91.5%, from $11.8 million in the second quarter of 2003 to $22.6 million in the second quarter of 2004. Selling, general and administrative expenses as a percentage of net sales in the second quarter of 2004 were 6.5% compared to 6.1% for the comparable prior year period. The increase resulted primarily from the additional commission expense, additional general reserves for allowance for doubtful accounts and incentive compensation.

Selling, general and administrative expenses increased $18.1 million, or 75.1%, from $24.1 million during the six months ended June 30, 2003 to $42.2 million during the six months ended June 30, 2004. Selling, general and administrative expenses as a percentage of net sales in the six months ended June 30, 2004 were 6.4% compared to 5.8% for the comparable prior year period. The increase resulted primarily from the additional commission expense, additional general reserves for allowance for doubtful accounts and incentive compensation.

Interest expense increased $0.5 million, or 22.7%, from $2.2 million in the second quarter of 2003 to $2.7 million in the second quarter of 2004. This increase was due to the issuance of the senior subordinated notes in June of 2003 and to higher average borrowings partially offset by lower average interest rates during the second quarter of 2004 compared to the second quarter of 2003.

Interest expense increased $0.9 million, or 20.5%, from $4.4 million for the six months ended June 30, 2003 to $5.3 million for the six months ended June 30, 2004. This increase was due to the issuance of the senior subordinated notes in June of 2003 and to higher average borrowings (primarily as a result of the acquisition of the SeaCAT Corporation) partially offset by lower average interest rates for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Our net debt to capitalization ratio (the sum of our current and long-term debt, net of cash and cash equivalents compared to the sum of our stockholders' equity and our current and long-term debt, net of cash and cash equivalents) decreased from 27.9% at December 31, 2003 to 22.7% at June 30, 2004. This ratio is a measure of our long-term liquidity and is an indicator of our financial flexibility.

The results of our operations resulted in generation of pre-tax income of $94.0 million for the second quarter of 2004 compared to pre-tax income in the second quarter of 2003 of $1.7 million. Accordingly, the provision for income taxes was $36.0 million for the second quarter of 2004 compared to the comparable prior year period's provision of $591,000. Also, the effective tax rate for the quarter was impacted by the generation of more pre-tax income and a greater proportion of that income was derived from U.S. operations.

The results of our operations resulted in generation of pre-tax income of $142.3 million for the six months ended June 30, 2004 compared to pre-tax income for the six months ended June 30, 2003 of $2.0 million. Accordingly, the provision for income taxes was $53.9 million for the six months ended June 30, 2004 compared to the comparable prior year period's provision of $710,000. Also, the effective tax rate for the six months ended June 30, 2004 was impacted by the generation of more pre-tax income and a greater proportion of that income was derived from U.S. operations.

The Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities," on March 31, 2004, which resulted in the consolidation of PCD as of that date. As a result, we recorded a $1.6 million (net of benefit for income taxes of $1.0 million) non-cash cumulative charge to recognize the prior losses of PCD during the first quarter of 2004.

Net income of $58.0 million was generated in the second quarter of 2004, an increase of $56.9 million from the comparable prior year period. Net income of $86.7 million was generated in the six months ended June 30, 2004, an increase of $85.4 million from the comparable prior year period.

Segment Information
-------------------

The Company's two segments are the Energy Products segment and the Industrial Products segment.

Energy Products Segment
-----------------------

Energy product sales of $192.2 million for the second quarter of 2004 represent an increase of $61.0 million, or 46.5%, compared to the prior year period. Energy product shipments decreased 18,768 tons, or 9.6%, from 194,507 tons to 175,739 tons over the same period. Our energy product shipments decreased as we raised our prices more aggressively than our competitors. Our average net selling prices for energy products increased 62.1% from the comparable quarter of the prior year, from an average of $675 per ton to $1,094 per ton. The U.S. and Canadian rig counts increased from 1,028 and 203 active rigs, respectively, for the second quarter of 2003, to 1,164 and 202 active rigs, respectively, for the second quarter of 2004. The increase in energy product sales was primarily due to price increases including steel surcharges. See "Overview."

Energy product sales of $402.2 million for the six months ended June 30, 2004 represent an increase of $118.6 million, or 41.8%, compared to the prior year period. Energy product shipments increased 14,824 tons, or 3.5%, from 421,358 tons to 436,182 tons over the same period. Energy product shipments primarily increased due to the U.S. and Canadian rig counts increasing from 964 and 348 active rigs, respectively, for the six months ended June 30, 2003, to 1,141 and 365 active rigs, respectively, for the six months ended June 30, 2004. Overall average net selling prices for energy products increased 37.0% for the six months ended June 30, 2004 from the comparable period of the prior year, from an average of $673 per ton to $922 per ton. The increase in energy product sales was primarily due to price increases including steel surcharges and strengthening market conditions. See "Overview."

Energy product cost of goods sold of $138.4 million for the second quarter of 2004 represent an increase of $19.3 million, or 16.2%, compared with the prior year period. The increase was primarily due to steel surcharges implemented by our suppliers. See "Overview." Gross profit for energy products was $53.8 million for the quarter ended June 30, 2004 compared to a gross profit of $12.1 million for the prior year period. Gross profit per ton primarily increased due to higher selling prices including steel surcharges. Gross profit was $306 per ton for the second quarter of 2004 as compared to $62 per ton in the comparable prior year period, reflecting stronger selling prices including steel surcharges. Energy product gross profit margin percentage was 28.0% for the quarter ended June 30, 2004, compared to a gross profit margin percentage of 9.2% for the prior year period. Gross profit per ton primarily increased due to strengthening market conditions in our energy product lines and the sale of lower costing inventory at higher selling prices charged by the Company in response to increasing steel costs and strong market conditions. We expect the higher steel costs will begin to flow through our inventory starting in the third and fourth quarters of 2004. Depending on the conditions in our energy product market and our ability to effect selling price increases, these higher steel costs may impact our gross profit margins in the fourth quarter if selling prices and steel costs equalize in that quarter.

Energy product cost of goods sold of $305.3 million for the six months ended June 30, 2004 represent an increase of $45.4 million, or 17.5%, compared with the prior year period. The increase was primarily due to increased product shipments and steel surcharges implemented by our suppliers. See "Overview." Gross profit for energy products was $96.9 million for the six months ended June 30, 2004 compared to a gross profit of $23.7 million for the prior year period. Gross profit per ton primarily increased due to higher selling prices including steel surcharges. Gross profit was $222 per ton for the six months ended June 30, 2004 as compared to $56 per ton in the comparable prior year period, reflecting stronger selling prices including steel surcharges and higher fixed cost absorption. Energy product gross profit margin percentage was 24.1% for the six months ended June 30, 2004, compared to a gross profit margin percentage of 8.4% for the prior year period. Gross profit per ton primarily increased due to strengthening market conditions in our energy product lines and the sale of lower costing inventory at higher selling prices charged by the Company in response to increasing steel costs and strong market conditions. We expect the higher steel costs will begin to flow through our inventory starting in the third and fourth quarters of 2004. Depending on the conditions in our energy product market and our ability to effect selling price increases, these higher steel costs may impact our gross profit margins in the fourth quarter if selling prices and steel costs equalize in that quarter.

Industrial Products Segment
---------------------------

Industrial product sales of $155.9 million for the second quarter of 2004 represent an increase of $92.2 million, or 144.7%, compared with the prior year period. Industrial product shipments increased 19,463 tons, or 19.6%, from 99,526 tons to 118,989 tons over the same periods. Overall average net selling price for industrial products increased 104.7% in the quarter ended June 30, 2004 from the comparable quarter of the prior year from an average of $640 per ton to $1,310 per ton. This increase in industrial product sales and shipments resulted from strengthening market conditions, our ability to obtain steel and higher selling prices including steel surcharges. See "Overview."

Industrial product sales of $257.2 million for the six months ended June 30, 2004 represent an increase of $126.4 million, or 96.6%, compared with the prior year period. Industrial product shipments increased 38,489 tons, or 19.3%, from 199,346 tons to 237,835 tons over the same periods. Overall average net selling price for industrial products increased 64.8% for the six months ended June 30, 2004 from the comparable period of the prior year from an average of $656 per ton to $1,081 per ton. This increase in industrial product sales and shipments resulted from strengthening market conditions, our ability to obtain steel, and higher selling prices including steel surcharges. See "Overview."

Industrial product cost of goods sold of $90.4 million in the second quarter of 2004 represents an increase of $30.2 million, or 50.2%, from the prior year period. The increase was primarily due to increased product shipments and higher steel costs. See "Overview." Gross profit for industrial products of $65.5 million for the quarter ended June 30, 2004 compared to a gross profit of $3.5 million for the prior year period. Gross profit per ton primarily increased due to higher selling prices including steel surcharges offset by higher steel costs. Gross profit was $550 per ton in the quarter ended June 30, 2004 as compared to $35 per ton in the comparable prior year period, primarily reflecting stronger selling prices including steel surcharges. Industrial product gross profit margin percentage was 42.0% for the quarter ended June 30, 2004, compared to 5.5% gross profit margin during the prior year period. Gross profit per ton primarily increased due to strengthening market conditions in our industrial product lines and the sale of lower costing inventory at higher selling prices charged by the Company in response to increasing steel costs and strong market conditions. We expect the higher steel costs will begin to flow through our inventory starting in the third and fourth quarters of 2004. Depending on the conditions in our industrial product market and our ability to effect selling price increases, these higher steel costs may impact our gross profit margins in the fourth quarter if selling prices and steel costs equalize in that quarter.

Industrial product cost of goods sold of $164.3 million for the six months ended June 30, 2004 represents an increase of $40.4 million, or 32.6%, from the prior year period. The increase was primarily due to increased product shipments and higher steel costs. See "Overview." Gross profit for industrial products of $92.9 million for the six months ended June 30, 2004 compared to a gross profit of $6.9 million for the prior year period. Gross profit per ton primarily increased due to higher selling prices including steel surcharges offset by higher steel costs. Gross profit was $391 per ton for the six months ended June 30, 2004 as compared to $35 per ton in the comparable prior year period, primarily reflecting stronger selling prices including steel surcharges. Industrial product gross profit margin percentage was 36.1% for the six months ended June 30, 2004 compared to 5.3% gross profit margin during the prior year period. Gross profit per ton primarily increased due to strengthening market conditions in our industrial product lines and the sale of lower costing inventory at higher selling prices charged by the Company in response to increasing steel costs and strong market conditions. We expect the higher steel costs will begin to flow through our inventory starting in the third and fourth quarters of 2004. Depending on the conditions in our industrial product market and our ability to effect selling price increases, these higher steel costs may impact our gross profit margins in the fourth quarter if selling prices and steel costs equalize in that quarter.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

Working capital at June 30, 2004 was $342.7 million, and the ratio of current assets to current liabilities was 3.4 to 1.0. Working capital at December 31, 2003 was $253.7 million, and the ratio of current assets to current liabilities was 3.8 to 1.0. The increase in working capital for the six months ended June 30, 2004 was primarily due to a $8.3 million increase in cash and cash equivalents, a $46.2 million increase in accounts receivable, a $84.9 million increase in inventory offset by a $10.9 million increase in accounts payable, a $33.8 million increase in income taxes payable and a $5.7 million increase in accrued liabilities. The primary reason for the increase in accounts receivable was an increase in industrial shipment levels and increases in selling prices during the second quarter of 2004. The primary reason for the change in inventory is the higher cost of steel experienced in 2004 compared to 2003. We raised our selling prices to offset increases in steel cost. Cash provided by operating activities was $36.3 million for the six months ended June 30, 2004.

Cash used by investing activities was $27.7 million for the six months ended June 30, 2004, which was attributable to expenditures on property, plant and equipment of $11.7 million, the purchase of Texas Arai for $20.3 million, partially offset by $5.6 million of proceeds for the sale of the Longview, Washington facility.

Cash provided by financing activities was $0.6 million for the six months ended June 30, 2004 as principal payments on long-term borrowings were offset by the proceeds from the exercise of stock options.

We have a senior credit facility providing a revolving line of credit for up to a $185.0 million. In addition, we have outstanding letters of credit under this agreement representing an additional $1.8 million at June 30, 2004. Interest is payable monthly at either the U.S. or Canadian prime rate, the Bankers'
Acceptance rates plus stamping fees or the LIBOR rate, all adjusted by an interest margin, depending upon certain financial measurements. Under the revolving senior credit facility, we can borrow an amount based on a percentage of eligible accounts receivable, eligible inventory and property, plant and equipment reduced by outstanding letters of credit. The additional available borrowings under the senior credit facility was approximately $121.9 million as of June 30, 2004. The senior credit facility includes a restrictive covenant requiring a minimum fixed charge coverage ratio if availability falls below $30.0 million. Also, if availability falls below $50.0 million, the debt will be classified as current. The senior credit facility also limits capital expenditures to $30.0 million per year and limits our ability to pay dividends, create liens, sell assets or enter into transactions with affiliates without the consent of the lenders.

We anticipate we will comply with the covenants in our senior credit facility and other debt instruments in 2004 and beyond. We believe our projections for 2004 are based on reasonable assumptions and we believe that it is unlikely we would default absent a material negative event affecting us, or our industry and the economy as a whole.

In June 2003, the Company issued $120.0 million of contingent convertible, senior subordinated notes (the "Convertible Notes") due June 15, 2033. The Company pays interest semi-annually on the Convertible Notes at the rate of 4.0% per annum. Beginning with the six-month interest period commencing on June 15, 2008, the Company will pay contingent interest during a six-month interest period if the average trading price of the Convertible Notes equals or exceeds 130.0% of the principal amount of the Convertible Notes during a specified period prior to such six-month interest period. The Convertible Notes are general unsecured obligations of the Company and are subordinated to the Company's present and future senior indebtedness. We applied approximately $73.0 million of the net proceeds of the offering to pay down our borrowings under our senior credit facility. After application of this amount, our borrowings were just above $50.0 million, which preserved our interest rate swap agreement described under Item 3 of this Form 10-Q. We initially applied the remaining net proceeds to cash and, thereafter, applied approximately $30.0 million of cash to pay various trade vendors who were offering discounts for early payment.

Our capital budget for 2004 is approximately $22.2 million, which $11.7 million was expended during the six-month period ended June 30, 2004. The capital budget includes $6.5 million for upgrading one of our mills at Prudential. The remaining $15.7 million of our capital budget will be used to acquire new equipment for our existing manufacturing facilities and to continue full integration of our recent acquisitions. We expect to meet ongoing working capital and the capital expenditure requirements from a combination of cash flow from operating activities and available borrowings under our revolving credit facility.

The Company has announced its plan to consolidate the Republic Conduit operations into a state-of-the-art facility located in the Midwestern U.S. Two sites remain under consideration and final selection will occur during the third quarter of 2004. The consolidation is expected to cost approximately $55.0 million, consisting primarily of equipment costs. The Company expects that it will purchase new equipment and upgrade existing equipment to improve efficiency and productivity of the conduit manufacturing operations. Significant expenditures are expected to commence in the fourth quarter of 2004 and are expected to be completed in late 2005. The Company anticipates obtaining the necessary approvals from our senior lender for capital expenditures related to this project in an amount up to $55.0 million in the aggregate for the years 2004 and 2005. The anticipated approval from our senior lender for capital expenditures up to $55.0 million for the consolidation of the Republic Conduit operations does not impact our normal annual limit on capital expenditures of $30.0 million dollars. The Company anticipates paying severance and stay bonuses to certain Republic Conduit employees, which will be expenses as incurred. This plan is in the process of being finalized. The Company also anticipates that any impairment charges necessary as a result of moving out of these locations or abandoning various pieces of equipment will not be material.

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

The Company's critical accounting policies and estimates are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2003, beginning on page 25. The Company's critical accounting policies and estimates did not change during the second quarter of 2004. Management believes the application of these policies on a consistent basis enables the Company to provide the users of the financial statements with useful and reliable information about the Company's operating results and financial condition.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

Interest Rate Risk
------------------

We are subject to interest rate risk to the extent we borrow against our revolving credit facility with variable interest rates. However, we utilize an interest rate swap agreement described below to moderate a portion of our exposure. We do not use derivative financial instruments for trading or other speculative purposes. Assuming the current level of borrowings at variable rates and a two-percentage-point change in the average interest rate under these borrowings and taking into account the swap agreement in place, it is estimated that our interest expense for the quarter ended June 30, 2004 would not have changed by a material amount. In the event of an adverse change in interest rates, we would likely take actions, in addition to the swap agreement currently in place, that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions that would be taken and their possible effects, no such actions have been considered. Further, no consideration has been given to the effects of the change in the level of overall economic activity that could exist in such an environment.

We have entered into an interest rate swap agreement with a total notional amount of $50.0 million that fixes the LIBOR-based variable rate in our senior credit facility at 2.24% (before the applicable margin). The swap agreement terminates on March 21, 2005. The swap is being accounted for as a cash flow hedge under Statement of Financial Accounting Standards ("SFAS") No. 133. Accordingly, the difference between the interest received and interest paid is reflected as an adjustment to interest expense. Under the terms of the swap agreement, the next settlement amount is not due until September 2004. At June 30, 2004, the swap agreement is reflected in the accompanying consolidated balance sheet in other accrued liabilities at its fair value of $(0.1) million. The unrealized loss on the fair value of the swap agreement is reflected, net of taxes, in other comprehensive loss.

Steel Commodity Risk
--------------------

We are also subject to commodity price risk with respect to purchases of steel. Purchased steel represents approximately eighty percent of our cost of goods sold. As a result, the steel industry, which is highly volatile and cyclical in nature, affects business both positively and negatively. We estimate that a $10 per ton change in the price of steel that is not offset by a similar selling price change could impact diluted earnings per share by a range of $0.10 to $0.15. We expect our current replacement cost of steel to flow through our cost of goods sold over the next two quarters. See "Overview - Pricing and Costs of Our Products." In addition, we depend on a few suppliers for a significant portion of our steel. The loss of one or more of our significant steel suppliers or the inability to obtain the necessary amount of steel could affect our ability to produce our products and could have a material adverse effect on our business.

Foreign Currency Risk
---------------------

The Company's reported cash flows related to its Canadian operations are based on cash flows measured in Canadian dollars converted to the U.S. dollar equivalent based on published exchange rates for the period reported. The Company believes its current risk exposure to the exchange rate movements, based on net cash flows, to be immaterial.

We have entered into a foreign currency hedge agreement with a total notional amount of $30.0 million that fixes the purchase of Canadian dollars into U.S. dollars on January 23, 2004 at an exchange rate of 1.3287. The settlement date for the hedge agreement is July 21, 2004. The swap is being accounted for as a cash flow hedge. Accordingly, the difference between the spot rate at the inception of the contract and the forward rate is reflected as an adjustment to interest expense during the duration of the contract. At June 30, 2004, the hedge agreement is reflected in the accompanying consolidated balance sheet in other assets at its fair value of $0.1 million. The unrealized gain on the fair value of the hedge agreement is reflected in other comprehensive income.

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

The Company's management, under the supervision and with the participation of our chief executive officer and chief financial officer, have reviewed and evaluated the Company's disclosure controls and procedures as of June 30, 2004. Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and (b) is accumulated and communicated to the Company's management, including the officers, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

--------------------------------------------------------------------------------
                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

(a) The annual meeting of the stockholders of the Company was held on May 3, 2004. Of the 42,017,920 shares entitled to vote (39,832,751 common stock and 2,185,169 exchangeable shares) at such meeting, 39,445,178 shares were present at the meeting in person or by proxy.

(b) The individuals listed below were elected as directors of the Company at the meeting:

     Gregg Eisenberg
     C. Robert Bunch
     David H. Kennedy
     Wayne P. Mang
     Paul McDermott
     C. Adams Moore

(c) The stockholders elected each of the following directors at the meeting, and with respect to each director, the number of shares voted for and withheld were as follows:

                                                         Number of Shares Voted
     Name of Nominees                                      For         Withheld
     ---------------------------------------------------------------------------

     Gregg Eisenberg                                     38,204,475    1,240,703
     C. Robert Bunch                                     37,322,862    2,122,316
     David H. Kennedy                                    37,767,427    1,677,751
     Wayne P. Mang                                       37,759,835    1,685,343
     Paul McDermott                                      38,446,447      998,731
     C. Adams Moore                                      39,010,917      434,261

     The stockholders approved the Maverick Tube Corporation 2004 Omnibus Incentive Plan with 31,206,968 shares voting for the proposal, 2,035,906 shares voting against the proposal, 1,160,583 shares abstaining and 5,041,721 broker non-votes.

     The stockholders approved the Maverick Tube Corporation 2004 Stock Incentive Plan for Non-Employee Directors with 30,646,590 shares voting for the proposal, 2,593,852 shares voting against the proposal, 1,163,015 shares abstaining and 5,041,721 broker non-votes.

     The stockholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors with 36,901,619 shares voting for the proposal, 2,529,035 shares voting against the proposal and 14,524 shares abstaining.

     Abstentions with respect to the election of directors were treated as votes withheld.

(d)  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a) Exhibit No. Description


     10.1 Sixth Amendment to Amended and Restated Credit Agreement dated as of April 9, 2004 among Registrant and its subsidiaries, on the one hand, and the Senior Lenders, on the other hand.

     15.1  Letter re:  Unaudited Interim Financial Information.

     31.1 Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K - (excluding Items 9 and 12).

     On June 14, 2004, the Company filed a Report on Form 8-K containing the announcement that the Company plans to consolidate the Republic Conduit operations into a single facility located in the Midwestern United States and revised guidance on its second quarter 2004 operating results.

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


                                Maverick Tube Corporation
                               -------------------------------------------------
                                   (Registrant)



Date:  August 6, 2004          /s/ Gregg Eisenberg
                               -------------------------------------------------
                               Gregg Eisenberg, Chairman, President
                               and Chief Executive Officer
                               (Principal Executive Officer)


Date:  August 6, 2004          /s/ Pamela G. Boone
                               -------------------------------------------------
                               Pamela G. Boone, Vice President - Finance
                               and Administration and Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.                Description
--------------------------------------------------------------------------------

10.1 Sixth Amendment to Amended and Restated Credit Agreement dated as of April 9, 2004 among Registrant and its subsidiaries, on the one hand, and the Senior Lenders, on the other hand.

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