Form 10-Q
period 2004-11-08
MAVERICK TUBE CORPORATION
filed 2004-11-08
CIK 869087

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2004

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

Common Stock, $0.01 Par Value - 42,644,311 shares as of November 2, 2004

--------------------------------------------------------------------------------
                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES

                                      INDEX
--------------------------------------------------------------------------------

                                                                        PAGE NO.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)                                    3

           Condensed Consolidated Balance Sheets - September 30, 2004
           and December 31, 2003                                               3

           Condensed Consolidated Statements of Income - Three and Nine
           Months Ended September 30, 2004 and 2003                            4

           Condensed Consolidated Statements of Cash Flows - Nine
           Months Ended September 30, 2004 and 2003                            5

           Notes to Condensed Consolidated Financial Statements                7

           Report of Independent Registered Public Accounting Firm            15

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          16

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         29

Item 4.    Controls and Procedures                                            30

PART II.   OTHER INFORMATION

Item 6.    Exhibits                                                           31

SIGNATURES                                                                    32

EXHIBIT INDEX                                                                 33

--------------------------------------------------------------------------------
                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
--------------------------------------------------------------------------------
                                                      September 30, December 31,
                                                           2004        2003
                                                        (Unaudited)
                                                       -------------------------
ASSETS
Current assets:
    Cash and cash equivalents..........................    $ 31,727    $ 29,202
    Short-term investments.............................      40,303           -
    Accounts receivable, less allowances of $6,751 and
      $5,414 on September 30, 2004 and December 31,
      2003, respectively...............................     172,961     117,115
    Inventories........................................     356,334     184,025
    Deferred income taxes..............................       6,347       5,534
    Income taxes refundable............................         591         590
    Prepaid expenses and other current assets..........      11,198       6,267
                                                       -------------------------
Total current assets...................................     619,461     342,733

Property, plant and equipment, net of accumulated
    depreciation of $170,977 and $151,331 on September
    30, 2004 and December 31, 2003, respectively.......     198,635     189,434
Goodwill...............................................      85,984      82,982
Other acquired intangibles, net of accumulated
    amortization.......................................      34,718      35,304
Note receivable........................................           -       9,500
Other assets...........................................      12,056      10,773
                                                       -------------------------
                                                           $950,854    $670,726
                                                       =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable...................................    $ 88,468    $ 47,557
    Accrued expenses and other liabilities.............      44,371      34,391
    Deferred revenue...................................       9,466       3,386
    Income taxes payable...............................      38,829         203
    Current maturities of long-term debt...............       3,165       3,533
                                                       -------------------------
Total current liabilities..............................     184,299      89,070

Long-term debt, less current maturities................       3,203       4,209
Convertible senior subordinated notes..................     120,000     120,000
Revolving credit facility..............................      67,591      50,213
Other liabilities......................................      15,825      16,436
Deferred income taxes..................................       9,561       6,000

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value per share; 5,000,000
    authorized shares; 1 share issued and outstanding..           -           -
Common stock, $0.01 par value per share; 80,000,000
    authorized shares; 42,589,311 and 42,001,662 shares
    issued and outstanding at September 30, 2004 and
    December 31, 2003, respectively....................         426         420
Additional paid-in capital.............................     237,495     227,048
Unamortized value of restricted stock..................      (3,210)          -
Retained earnings......................................     317,463     162,192
Accumulated other comprehensive loss...................      (1,799)     (4,862)
                                                       -------------------------
Total stockholders' equity.............................     550,375     384,798
                                                       -------------------------
                                                           $950,854    $670,726
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
--------------------------------------------------------------------------------

                                  Three Months Ended       Nine Months Ended
                                    September 30,            September 30,
                                   2004         2003          2004       2003
                               -------------------------------------------------

Net sales......................    $400,684    $226,753  $1,060,070    $641,116
Cost of goods sold.............     266,672     196,988     736,254     580,796
                               -------------------------------------------------
Gross profit...................     134,012      29,765     323,816      60,320

Selling, general and
 administrative................      21,975      15,716      64,218      39,814
Partial trade case relief......        (740)       (950)       (740)       (950)
                               -------------------------------------------------
Income from operations.........     112,777      14,999     260,338      21,456

Interest expense...............       2,076       2,711       7,371       7,153
                               -------------------------------------------------
Income before income taxes and
 cumulative effect of an
 accounting change.............     110,701      12,288     252,967      14,303

Provision for income taxes.....      42,168       3,611      96,112       4,321
                               -------------------------------------------------
Income before cumulative effect
 of an accounting change.......      68,533       8,677     156,855       9,982

Cumulative effect of an
 accounting change (net of
 benefit for income taxes of
 $951).........................           -           -      (1,584)          -
                               -------------------------------------------------
Net income.....................    $ 68,533    $  8,677  $  155,271    $  9,982
                               =================================================

Basic earnings per share
  Income before cumulative
    effect of an accounting
    change.....................    $   1.62    $   0.21     $  3.71     $  0.24
  Cumulative effect of an
    accounting change..........           -           -       (0.04)          -
                               -------------------------------------------------
  Net income...................    $   1.62    $   0.21     $  3.67     $  0.24
                               =================================================

Diluted earnings per share
  Income before cumulative
    effect of an accounting
    change.....................    $   1.60    $   0.21     $  3.68     $  0.24
  Cumulative effect of an
    accounting change..........           -           -       (0.04)           -
                               -------------------------------------------------
  Net income...................    $   1.60    $   0.21     $  3.64     $  0.24
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
--------------------------------------------------------------------------------

                                                          Nine Months Ended
                                                            September 30,
                                                           2004        2003
                                                       -------------------------
OPERATING ACTIVITIES
Net income.............................................    $155,271     $ 9,982
Adjustments to reconcile net income to net cash
  provided by operating activities:
Cumulative effect of an accounting change..............       1,584           -
Depreciation...........................................      17,876      15,561
Amortization...........................................       2,104       1,172
Deferred income taxes..................................       2,138         221
Provision for losses on accounts receivable............         601         609
Loss (Gain) on sale of equipment.......................           1          (1)
Changes in operating assets and liabilities, net of
  effect of acquisitions:
   Accounts receivable.................................     (45,443)    (23,857)
   Inventories.........................................    (153,498)     45,128
   Prepaid expenses and other current assets...........      (4,208)      2,224
   Other assets........................................      (5,873)        794
   Accounts payable....................................      35,082     (40,098)
   Accrued expenses and other liabilities..............      46,050       8,480
   Deferred revenue....................................       6,080       2,687
                                                       -------------------------
Cash provided by operating activities..................      57,765      22,902

INVESTING ACTIVITIES
Cash paid for acquisitions, net of cash received.......     (22,012)     (4,000)
Expenditures for property, plant and equipment.........     (19,254)    (13,046)
Purchase of short-term investments.....................     (40,303)          -
Proceeds from disposal of equipment....................       5,835          63
Other..................................................         549           -
                                                       -------------------------
Cash used by investing activities......................     (75,185)    (16,983)

FINANCING ACTIVITIES
Net (repayments) borrowings on revolving credit
  facility.............................................      17,591     (88,192)
Proceeds from convertible senior subordinated notes....           -     120,000
Principal payments on long-term borrowings and notes...      (3,670)     (2,167)
Deferred debt costs....................................        (353)     (4,494)
Principal payments on long-term notes receivable.......         313         250
Proceeds from exercise of stock options................       5,628       1,902
                                                       -------------------------
Cash provided by financing activities..................      19,509      27,299
Effect of exchange rate changes on cash................         436         690
                                                       -------------------------

Increase in cash and cash equivalents..................       2,525      33,908

Cash and cash equivalents at beginning of period.......      29,202       2,551
                                                       ------------------------

Cash and cash equivalents at end of period.............    $ 31,727     $36,459
                                                       ========================

Supplemental disclosures of cash flow information:
  Noncash investing and financing activities:
    Net assets consolidated from a cumulative effect of
      an accounting change.............................    $ 11,492     $     -
    Stock issued for acquisitions......................    $      -     $12,104
    Debt issued for acquisitions.......................    $      -     $ 5,000

See accompanying notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------
                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

(1) BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The unaudited, condensed, consolidated financial statements include the accounts of Maverick Tube Corporation and its direct and indirect wholly-owned subsidiaries, collectively referred to as the "Company." All significant intercompany accounts and transactions have been eliminated. The accompanying condensed, consolidated financial statements include the financial statements of Maverick Tube L.P. ("Maverick"), Prudential Steel Ltd. ("Prudential"), Precision Tube Technology, L.P. ("Precision"), Maverick C&P, Inc. doing business as "Republic Conduit", SeaCAT Corporation ("SeaCAT"), since its acquisition on February 28, 2003 and Pennsylvania Cold Drawn, LLC ("PCD"), since its consolidation on March 31, 2004.

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year-ended December 31, 2003.


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

On March 29, 2002, pursuant to an asset purchase agreement dated March 21, 2002, the Company completed the sale of the Cold Drawn Tubular Business ("DOM") business to PCD for $8,115,000, consisting of $1,238,000 cash and the buyer's nine-year secured promissory note for $6,877,000. In November 2003, the Company restructured the buyer's promissory note in exchange for the release of Maverick's guarantee of certain payment obligations and obtained additional security including the buyer's personal guarantee and increased the outstanding note obligation. As of September 30, 2004, the Company holds three PCD notes receivable totaling $9,662,000 and accounts receivable of $4,394,000, against which we have reserved $7,256,000. These accounts are eliminated in consolidation (see below).

During the first quarter of 2004, the Company adopted the provisions of FIN 46 with respect to PCD, which is a VIE as defined under FIN 46. As the Company was deemed the primary beneficiary, it was required to consolidate PCD as of March 31, 2004. As a result, the Company recognized a non-cash charge of $1,584,000 (net of benefit for income taxes of $951,000), reflecting the cumulative losses of PCD from the time of the sale on March 29, 2002, as a cumulative effect of an accounting change in the accompanying Condensed Consolidated Statements of Income. The third-party creditors of PCD have no recourse to the general credit of the Company.

The unaudited pro forma amounts below reflect the retroactive application of FIN 46 as if the Company had adopted the standard on January 1, 2003 and the corresponding elimination of the cumulative effect of an accounting change (in thousands, except per share amounts):

                                            Three Months Ended Nine Months Ended
                                             September 30,      September 30,
                                                2003           2004       2003
                                         ---------------------------------------

Net income (pro forma).....................      $8,588    $156,767      $8,417
Basic earnings per share (pro forma).......      $ 0.20    $   3.71      $ 0.20
Diluted earnings per share (pro forma).....      $ 0.20    $   3.67      $ 0.20

The above pro forma results include adjustments to give effect of intercompany transactions and are not necessarily indicative of the operating results that would have occurred nor are they necessarily indicative of future operating results.


(3) BUSINESS ACQUISITIONS
--------------------------------------------------------------------------------

Texas Arai

On April 23, 2004, Maverick acquired substantially all of the assets and certain liabilities of Texas Arai, Inc. ("Texas Arai"), a subsidiary of Grant Prideco, Inc., a publicly-held, Houston-based oilfield service manufacturer, for a purchase price of $20,412,000. The acquisition was accounted for as a purchase business combination, and the financial statements of Texas Arai have been consolidated from the acquisition date. The cost to acquire Texas Arai has been preliminarily allocated to the assets acquired and liabilities assumed according to their estimated fair values as described below. The finalization of the working capital adjustment is subject to adjustment between Maverick and Grant Prideco, Inc. Texas Arai is the largest North American provider of American Petroleum Institute and premium-grade couplings used to connect tubing and casing in oil and gas wells. The Company acquired Texas Arai to add premium-grade couplings to its product line.

Following is a summary of the net assets and liabilities acquired (in thousands):


                                                                     Texas Arai
                                                                   -------------

       Purchase price (including transaction costs)................     $20,412

       Assets acquired:
         Cash......................................................           1
         Accounts receivable.......................................       4,290
         Inventory.................................................      13,989
         Property, plant and equipment.............................       5,091
         Other assets..............................................         176
                                                                   -------------
                                                                         23,547
       Liabilities acquired:
         Accounts payable..........................................      (2,632)
         Other accruals............................................        (503)
                                                                   -------------
                                                                         (3,135)
         Net assets acquired.......................................      20,412
                                                                   -------------
       Goodwill....................................................     $     -
                                                                   =============

(4)      INVENTORIES
--------------------------------------------------------------------------------

Inventories at September 30, 2004 and December 31, 2003 consist of the following (in thousands):

                                                      September 30, December 31,
                                                           2004        2003
                                                       -------------------------

Finished goods.........................................    $179,991    $ 98,575
Work-in-process........................................      31,426      10,252
Raw materials..........................................     133,265      63,023
Storeroom parts........................................      11,652      12,175
                                                       -------------------------
                                                           $356,334    $184,025
                                                       =========================

Inventories are principally valued at the lower of average cost or market.


 (5) REVOLVING CREDIT FACILITY
--------------------------------------------------------------------------------

The Company has a senior credit facility (due on March 31, 2006) providing for an $185,000,000 revolving line of credit. At September 30, 2004, we had an outstanding balance of $67,591,000 against the line and outstanding letters of credit under this agreement of $3,816,000. Interest is payable monthly at the LIBOR rate adjusted by an interest margin, depending upon certain financial measurements. Under the senior credit facility, the Company can borrow an amount based on a percentage of eligible accounts receivable, eligible inventory and property, plant and equipment, reduced by outstanding letters of credit. The additional available borrowings under the senior credit facility were approximately $101,100,000 and the applicable interest rate was 3.9% per annum as of September 30, 2004. The senior credit facility includes restrictive covenants relating to maintaining a minimum fixed charge coverage ratio if availability falls below $30,000,000. Also, if availability falls below $50,000,000, the debt will be classified as current. The senior credit facility also limits capital expenditures to $30,000,000 per year and limits the Company's ability to pay dividends, create liens, sell assets or enter into transactions with affiliates without the consent of the lenders.


(6) CONVERTIBLE SENIOR SUBORDINATED NOTES
--------------------------------------------------------------------------------

In June 2003, the Company issued $120,000,000 of contingent convertible senior subordinated notes (the "Convertible Notes") due June 15, 2033. The Company pays interest semi-annually on the Convertible Notes at the rate of 4.0% per annum. Beginning with the six-month interest period commencing on June 15, 2008, the Company will pay contingent interest during a six-month interest period if the average trading price of the Convertible Notes equals or exceeds 130.0% of the principal amount of the Convertible Notes during a specified period prior to such six-month interest period. The embedded derivative related to this contingent interest feature is required to be valued separately from the Convertible Note; however, the fair value of this derivative is not material at September 30, 2004.

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

The Company has the right under certain conditions to redeem the Convertible Notes after June 15, 2008 at a redemption price equal to par plus accrued interest, if any. From June 15, 2008 to June 15, 2011, the Company may redeem the Convertible Notes only if the closing price of the Company's common stock has exceeded 130.0% of the conversion price then in effect over 20 trading days out of a period of 30 consecutive trading days. After June 15, 2011, the Company may redeem the Convertible Notes at any time. Holders of the Convertible Notes have the right to require the Company to repurchase all or some of their Convertible Notes on June 15, 2011, 2013, 2018, 2023 and 2028 at a price equal to par plus accrued interest, if any, payable in cash. Holders of the Convertible Notes also have the right to require the Company to purchase all or some of their Convertible Notes at a price equal to par plus accrued interest, if any, if certain change of control events occur prior to June 15, 2011.

During the September 2004 meeting of the Emerging Issues Task Force ("EITF"), a consensus was reached on EITF Issue 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." EITF 04-8 requires companies to include certain convertible debt and equity instruments that were previously excluded into their calculations of diluted earnings per share. The EITF concluded that Issue 04-8 will be effective for periods ending after December 15, 2004, and must be applied by restating all periods during which time the applicable convertible instruments were outstanding. As further discussed in
Note 12, shares issued upon conversion of the Company's 4.0% senior convertible notes issued in 2003 will be included in the Company's diluted earnings per share calculation in periods where the Company reported net income applicable to common shareholders.


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

The Company generally uses cash flow hedging strategies to reduce the potentially adverse effects that market volatility may have on its operating results. Cash flow hedges are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. The Company enters into foreign exchange forward contracts generally expiring within six months with the objective of converting U.S. denominated debt held by the Company's Canadian subsidiary, Prudential, into its functional currency. These contracts protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. The Company also uses interest rate swaps to convert a portion of its variable rate revolving credit facility to fixed rates, which generally expire in six months.

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

The following table summarizes the notional transaction amounts and fair values for the Company's outstanding derivatives, by risk category and instrument type, at September 30, 2004 (in thousands):

                              Notional     Fair Value
Qualifying Cash Flow Hedges    Amount   Asset/(Liability) Description
--------------------------------------------------------------------------------
Interest rate swaps            $50,000      $   (32)      Effectively converts
                                                           the interest rate on
  (floating   to                                           an eqivalent amount
   fixed rate swaps)                                       variable rate
                                                           borrowings to a
                                                           fixed rate

Foreign currency hedges        $30,000      $(1,504)      Effectively hedges the
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

The ineffective portion of these hedges was immaterial as of September 30, 2004 and the Company expects these hedges to remain highly effective.


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

                                                Pension
                                               Benefits           Postretirement
                                               and SERP            Benefit Plan
                                               ---------------------------------

  Contributions required by funding
    regulations or laws........................  $1,306                     $ -
  Additional discretionary contributions.......   2,459                      95
                                               ---------------------------------
                                                 $3,765                     $95
                                               =================================

Benefit costs consist of the following for the three and nine months ended September 30, 2004 and 2003 (in thousands):

                                  Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                                   2004         2003          2004       2003
                               -------------------------------------------------
Pension benefit costs:
Service cost...................        $452        $376      $1,217      $1,130
Interest cost..................         832         633       2,241       1,901
Expected return on plan assets.        (738)       (564)     (1,988)     (1,692)
Amortization of prior service
  cost.........................         130          61         349         181
Amortization of transition
  asset........................        (180)       (159)       (485)       (475)
Recognized net actuarial gain..         103         172         278         514
                               -------------------------------------------------
                                       $599        $519      $1,612      $1,559
                               =================================================

                                   Three Months Ended       Nine Months Ended
                                     September 30,            September 30,
                                   2004         2003          2004       2003
                               -------------------------------------------------
Postretirement benefit plan
  costs:
Service cost...................        $ 42         $14        $ 72        $ 44
Interest cost..................          75          30         135          88
Recognized net actuarial loss..          53          15          80          43
                               -------------------------------------------------
                                       $170         $59        $287        $175
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

The following table sets forth data (in thousands) for the three and nine months ended September 30, 2004 and 2003, regarding the reportable industry segments of the Company. Intersegment sales are not material. Identifiable assets are those used in the Company's operations in each segment.

                                  Energy    Industrial
                                 Products    Products    Corporate        Total
                               -------------------------------------------------
Three months ended September 30, 2004
-------------------------------------
Net sales......................    $256,412    $144,272          $-   $ 400,684
Income from operations.........      61,717      51,060           -     112,777
Identifiable assets............     614,715     238,911      97,228     950,854

Nine months ended September 30, 2004
------------------------------------
Net sales......................    $658,574    $401,496          $-  $1,060,070
Income from operations.........     133,740     126,598           -     260,338
Identifiable assets............     614,715     238,911      97,228     950,854

Three months ended September 30, 2003
-------------------------------------
Net sales......................    $159,101    $ 67,652          $-   $ 226,753
Income from operations.........      13,389       1,610           -      14,999
Identifiable assets............     410,694     149,718      83,241     643,653

Nine months ended September 30, 2003
------------------------------------
Net sales......................    $442,710    $198,406          $-   $ 641,116
Income from operations.........      20,812         644           -      21,456
Identifiable assets............     410,694     149,718      83,241     643,653

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

Pursuant to the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, pro forma net income and earnings per share are presented in the table below as if compensation cost for stock options was determined as of the grant date under the fair value method (in thousands, except per share information):

                                  Three Months Ended        Nine Months Ended
                                     September 30,           September 30,
                                   2004         2003        2004         2003
                               -------------------------------------------------

Net income, as reported........     $68,533      $8,677    $155,271      $9,982
Add: total stock-based employee
  compensation expense included
  in reported net earnings, net
  of related tax effects........        417           -         539           -
Deduct: total stock-based
  employee compensation expense
  determined under fair
  value-based method for all
  awards, net of related tax
  effects......................        (740)       (621)     (1,310)     (1,615)
                               -------------------------------------------------
Pro forma net income...........     $68,210      $8,056    $154,500      $8,367
                               =================================================

Basic earnings per share
  Net income - as reported.....     $  1.62      $ 0.21    $   3.67      $ 0.24
  Net income - pro forma.......     $  1.61      $ 0.19    $   3.66      $ 0.20

Diluted earnings per share
  Net income - as reported.....     $  1.60      $ 0.21    $   3.64      $ 0.24
  Net income - pro forma.......     $  1.59      $ 0.19    $   3.62      $ 0.20

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

The pro forma compensation expense associated with the fair value of the options calculated for the nine months ended September 30, 2004 and 2003 is not necessarily representative of the potential effects on reported net income
(loss) in future periods. The fair value of each option grant is estimated on the date of the grant by use of the Black-Scholes option pricing model.


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

The reconciliation for diluted earnings per share for each of the three and nine months ended September 30, 2004 and 2003, is as follows (in thousands):

                                  Three Months Ended        Nine Months Ended
                                     September 30,             September 30,
                                   2004         2003        2004          2003
                               -------------------------------------------------

Average shares outstanding.....      42,399      41,936      42,270      41,669
Dilutive effect of unvested
  restricted stock and
  outstanding stock options....         464         318         408         367
                               -------------------------------------------------
Average shares deemed
  outstanding..................      42,863      42,254      42,678      42,036
                               =================================================

Income before cumulative effect
 of an accounting change used
 in the calculation of basic
 and diluted earnings per share     $68,533      $8,677    $156,855      $9,982

Cumulative effect of an
 accounting change used in the
 calculation of basic and
 diluted earnings per share....           -           -      (1,584)          -
                               -------------------------------------------------

Net income used in the
  calculation of basic and
  diluted earnings per share...     $68,533      $8,677    $155,271      $9,982
                               =================================================


(13) COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

The following table sets forth the components of other comprehensive income for each of the three and nine months ended September 30, 2004 and 2003 (in thousands):

                                  Three Months Ended        Nine Months Ended
                                     September 30,             September 30,
                                   2004         2003        2004          2003
                               -------------------------------------------------

Net income.....................     $68,533      $8,677    $155,271     $ 9,982
Change in fair value of cash
  flow hedges..................        (195)       (110)        192        (611)
Foreign currency translation
  adjustment...................       5,158         283       2,900       6,351
Minimum pension liability
  adjustment...................         (76)        (20)        (29)       (296)
                               -------------------------------------------------
Comprehensive income...........     $73,420      $8,830    $158,334     $15,426
                               =================================================

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders
Maverick Tube Corporation

We have reviewed the condensed consolidated balance sheet of Maverick Tube Corporation and subsidiaries as of September 30, 2004, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United
States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

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


                                           /s/ Ernst & Young LLP


St. Louis, Missouri
October 29, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

As used herein, Maverick Tube Corporation and its direct and indirect wholly-owned subsidiaries are collectively referred to as "the Company." Our operating subsidiaries consist of: Maverick Tube L.P. ("Maverick"), Prudential Steel Ltd. ("Prudential"), Precision Tube Technology, L.P. ("Precision"), Maverick C&P, Inc. doing business as "Republic Conduit", SeaCAT Corporation ("SeaCAT") and our consolidated variable interest entity, Pennsylvania Cold Drawn, LLC ("PCD"). Also, unless the context otherwise requires, the terms "we," "us" or "our" refer to the Company.

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

Our condensed, consolidated financial statements have been prepared in accordance with accounting principles generally applied in the United States. It should be noted that the application of certain accounting estimates of the Company require judgment and/or estimates of management that could have a significant impact on amounts reported in these financial statements. In particular, the accounting for and analysis with respect to areas such as goodwill, accounts receivable collectibility, income tax matters and pension plan matters are discussed. These critical accounting estimates are more fully described in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2003 Annual Report on Form 10-K.

The market data and other statistical information used throughout this quarterly report are based on independent industry publications, government publications, and reports by market research firms or other published independent sources. Some data are also based on our good faith estimates that are derived from our review of internal surveys as well as certain industry-specific independent sources. Although we believe these sources are reliable, we have not independently verified the information and cannot guarantee its accuracy and completeness.

All dollar amounts are expressed in U.S. currency unless otherwise indicated.

OVERVIEW
--------------------------------------------------------------------------------

Maverick Tube Corporation is a leading producer of welded tubular steel products used in energy and industrial applications throughout the world. We are the largest North American producer of oil country tubular goods (sometimes referred to as OCTG) and line pipe products for use in newly drilled oil and gas wells and for transporting oil and natural gas. We go to market on both a direct and distribution basis in the U.S. and Canada. We expanded our business into coiled tubing products with our acquisitions of Precision and SeaCAT. Coiled tubing products are used typically to maintain existing wells and to complete new wells. We sell coiled tubing to customers throughout North America and internationally. We further expanded our business into American Petroleum Institute ("API") and premium grade couplings by acquiring substantially all of the assets and certain liabilities of Texas Arai, the largest North American producer of API and premium grade couplings. API and premium grade couplings are used to connect tubing and casing in oil and gas wells. OCTG, line pipe, coiled tubing products and premium grade couplings comprise our energy product line.

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

Recent Business Acquisitions
----------------------------

On February 28, 2003, we completed the acquisition of SeaCAT, a then privately-held, Houston-based, coiled tubular goods manufacturer, in exchange for $4.0 million cash, a $5.0 million secured, 11.0% subordinated note and 733,676 shares of common stock of the Company. The purchase price could be further increased by up to an additional $0.5 million if SeaCAT achieves certain performance targets through 2005.

On April 23, 2004, we completed the acquisition of substantially all of the assets and certain liabilities of Texas Arai, Inc., a subsidiary of Grant
Prideco, Inc., a publicly-held, Houston-based, oilfield service manufacturer, for a purchase price of $20,412,000 cash.


Energy Products Demand and Consumption
--------------------------------------

OCTG

Demand for our energy-related products depends primarily upon the number of oil and natural gas wells being drilled, completed and worked over in the U.S. and Canada and the depth and drilling conditions of these wells. The levels of these activities are primarily dependent on oil and natural gas prices. Many factors, such as the supply and demand for oil and natural gas, general economic conditions and global weather patterns, influence these prices. As a result, the future level and volatility of oil and natural gas prices are uncertain. In addition, seasonal fluctuations impact our customers and the demand for our products to some extent. For instance, weather conditions during the second and third quarters make drilling more difficult in western Canada. Consequently, drilling activity and the corresponding demand for our products is lower at this time in western Canada.

U.S. end-users obtain OCTG not only from domestic and foreign pipe producers, but also from draw-downs of inventory held by end-users, distributors or mills. Accordingly, industry inventory levels, which can change significantly from period to period, is another indicator of demand for our products. Canadian distributors and end users do not generally hold significant amounts of inventories.

The following table illustrates certain factors related to industry-wide drilling activity, energy prices, OCTG consumption, shipment, imports and inventories for the periods presented:

                                                          Three Months Ended
                                                             September 30,
                                                              2004        2003
                                                       -------------------------

U.S. Market Activity:
Average rig count......................................       1,229       1,088
                                                       =========================
Average U.S. energy prices:
    Oil per barrel (West Texas Intermediate)...........      $43.93      $30.26
                                                       =========================
    Natural gas per MCF (Average U.S.).................      $ 5.36      $ 4.87
                                                       =========================

U.S. OCTG Consumption:
      (in thousands of tons)
    U.S. producer shipments............................         572         486
    Imports............................................         261         201
    Inventory (increase)/decrease......................         (36)        (10)
    Used pipe..........................................          14          18
                                                       -------------------------
        Total U.S. Consumption                                  811         695
                                                       =========================

Canadian Market Activity:
Average rig count......................................         326         383
                                                       =========================
Average Canadian energy prices:
    Natural gas per U.S. $ per MCF
    (Average Alberta spot price).......................      $ 4.64      $ 4.18
                                                       =========================

Canadian OCTG Consumption:
        (in thousands of tons)
    Canadian producer shipments........................         138         140
    Imports............................................          82          88
    Inventory (increase)/decrease......................         (28)         (6)
                                                       -------------------------
        Total Canadian Consumption.....................         192         222
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

According to published industry reports, average U.S. drilling for the third quarter of 2004 was approximately 1,229 rigs, representing an increase of 13.0% compared to the third quarter of 2003. Natural gas drilling increased by 13.7%, while oil-related drilling increased by 9.2%. The higher drilling levels for both oil and natural gas were primarily attributable to increases in oil and natural gas prices, up by 45.2% and 10.1%, respectively. As of the date of this report, the current rig count in the U.S. is 1,268.

According to published industry reports, average Canadian drilling for the third quarter of 2004 was approximately 326 rigs, representing a decrease of 14.9% compared to the third quarter of 2003 due to poor weather conditions during the quarter. Natural gas drilling levels remained strong as natural gas prices continue to be well above historical prices. As of the date of this report, the current rig count in Canada is 432.

Import market share increased from 28.9% during the third quarter of 2003 to 32.2% during the third quarter of 2004. During the third quarter of 2004, U.S. producer shipments of OCTG increased by 17.7% as compared to the comparable prior year period. During that period, U.S. producer shipments were positively impacted by industry inventory increases that resulted in a 4.4% increase in demand. Management believes that at September 30, 2004, industry inventories were still below historical levels in relation to demand as inventory months of supply decreased 4.1%, from 4.9 months of supply for the third quarter of 2003 to 4.7 months of supply for the third quarter of 2004.

As a result of the increased drilling activity, we estimate total U.S. consumption increased by 16.7% in the third quarter of 2004 compared to the prior year quarter. Over the same periods, our domestic shipments of OCTG increased 9.5%, and our export sales, primarily to Canada, decreased by 49.2%. We estimate our domestic OCTG market share declined 6.9% during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003. The 17.5% market share we captured during the quarter ended September 30, 2004 is comparable to our historical market share. We lost market share in the U.S. as we pushed pricing higher than some of our competitors.

Import market share increased from 39.6% during the third quarter of 2003 to 42.7% during the third quarter of 2004. The increase in market share was primarily due to the importation of lower priced OCTG, primarily from the Far East, in the third quarter of 2004 compared to the third quarter of 2003. During the third quarter of 2004, Canadian producer shipments of OCTG decreased by 1.4% compared to the prior year quarter. Canadian shipments in the third quarter of 2004 decreased as drilling activity decreased for the third quarter of 2004 as compared to the prior year quarter.

As a result of the decrease in drilling activities, we estimate total Canadian consumption decreased by 13.5% in the third quarter of 2004 compared to the prior year quarter. Over the same periods, our Canadian shipments of OCTG decreased 21.0%. Also, we estimate our Canadian OCTG market share of domestic shipments decreased from 37.0% during the quarter ended September 30, 2003 to 32.3% during the quarter ended September 30, 2004. We lost market share in Canada as we pushed pricing higher than some of our competitors.

Line Pipe

Published information suggests U.S. demand for line pipe (under 16") decreased during the third quarter of 2004 by an estimated 1.3% from the third quarter of 2003 and domestic shipments increased by 2.6%, as the import market share decreased from 33.2% to 30.6%. Canadian demand for line pipe (under 16") decreased during the third quarter of 2004 from the prior year quarter by an estimated 14.3%, and domestic shipments decreased by 14.5%. Import market share increased from 28.6% in the third quarter of 2003 to 53.0% in the third quarter of 2004. The increase in the import market share was primarily due to a large seamless line pipe project in Alberta, Canada using product from Argentina and Mexico.

Coiled Tubing

Coiled down-hole tubing is primarily used to service existing oil and gas wells to reestablish well production and extend well life. Commodity pricing and industry cash flow are primary drivers of well service work and demand for coiled down-hole tubing. E&P industry cash flows increased during the third quarter of 2004 by an estimated 23.4%, from $40.1 billion in the third quarter of 2003 to $49.5 billion in the third quarter of 2004. This was primarily due to increases in the average natural gas prices of 10.1% year over year in the third quarter, and by a 45.2% increase in the price of crude oil in the same period. For 2004, published forecasts of U.S. well service and work-over projects predict spending will rise 11.7%, with service and work-over rig activity up 7.3%. In the third quarter of 2004, U.S. work-over rig counts averaged 1,260 working rigs, up 8.5% from an average of 1,164 active rigs in the third quarter of 2003. In Canada, recent published forecasts for 2004 indicate well service and work-over expenditures will increase 13.0%, with rig activity and jobs up 7.6% and 6.6%, respectively.

Coiled line pipe is used in offshore, sub-sea applications where continuous lengths of steel line pipe are used as flow lines. Umbilical tubing is used as sheathing for sub-sea well controls. For offshore applications, coiled line pipe is more cost-effective compared to traditional jointed line pipe as it allows for much more rapid installation, which reduces overall installed costs. Recent published forecasts for U.S. offshore spending in 2004 call for up to $10.5 billion in spending, down slightly from $10.7 billion in 2003. Third quarter U.S. offshore spending of $2.6 billion was down slightly from the third quarter of 2003 as many offshore projects continued to be deferred. We expect the decrease in offshore spending to continue to impact 2004 sales in this segment of our business in the U.S.

Our coiled line pipe is also sold in international offshore drilling markets. International offshore spending is forecasted to increase to $27.6 billion in 2004, up 4.3% from 2003. Average offshore rig activity is projected to reach an average of 229 units in 2004, up 2.2% from 2003, and offshore well completions are forecasted at 2,136 wells, up 1.6% over 2003. In the third quarter of 2004, offshore spending was flat, rig activity of 221 was up 2.8%, and offshore well completions were down 3.2% to 519 wells as compared to the third quarter of 2003.


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

We estimate the U.S. demand for structural tube products of the type we produce increased 0.8% during the third quarter of 2004 over the prior year period. Total U.S. producer shipments decreased 8.1% during the third quarter of 2004 over the prior year period as import market share increased from 20.0% to 27.0%.

Electrical conduit is primarily used as sheathing for electrical and computer wiring in industrial, commercial and institutional construction, which are classified as non-residential construction. As such, electrical conduit demand is primarily influenced by changes in spending on non-residential construction. Published forecasts for non-residential construction activity in 2004 show a modest decrease of 0.1% from 2003 compared to the 4.6% decrease experienced in 2003 from 2002. We estimate the U.S. demand for electrical conduit of the types we produce seasonally decreased by approximately 20% during the third quarter of 2004 as compared to the prior year period due primarily to inventory reductions by our customers. The Company and three other domestic producers manufacture most of the electrical conduit consumed in the U.S.

Standard pipe is used primarily in construction applications for transporting water, steam, gases, waste and other similar gases and fluids. Demand for this product is primarily affected by general economic activity and non-residential construction expenditures. According to published reports and management estimates, preliminary numbers indicate U.S. standard pipe demand in the third quarter of 2004 was up from the same period last year by about 2.1%. While domestic shipments were down 12.6% to 347,500 tons, the domestic producers share of the market decreased from 64.5% in 2003 to 55.2% in the third quarter of 2004. Imports increased from 35.5% of shipments in the third quarter of 2003 to 44.8% in the third quarter of 2004.

Pricing and Costs of Our Products
---------------------------------

Pricing of our products was up during the third quarter of 2004 compared to the third quarter of 2003. Pricing of our U.S. OCTG, line pipe, standard product, structural product and conduit product pricing increased by 82.2%, 92.0%, 77.1%, 149.4% and 151.8%, respectively. Pricing of our Canadian energy products and industrial products was up 48.4% and 98.7%, respectively, compared to the comparable prior year quarter. Canadian prices were impacted by a 5.6% increase in the exchange rate.

Since December 2003, we have raised prices on all our shipments in order to pass along to end-users the steel surcharges and base price increases our steel vendors have included on steel purchased by us. These price increases across our entire product line are designed to absorb the anticipated increase in the cost of steel, our principal raw material. Given the mix of our U.S. alliance sales and volume of our Canadian OCTG business, the timing and the extent to which our future price increases can be realized are uncertain. No assurance can be given that we will succeed in implementing future price increases sufficient to fully absorb the anticipated steel cost increases described below.

Average steel costs included in cost of goods sold increased during the third quarter of 2004 over the third quarter of 2003 by $216 per ton, or 65.1%. We expect our replacement cost of steel will continue to rise in both the U.S. and Canada given that steel vendors have implemented increases in base price and surcharges due to the escalating cost of scrap and tight supplies. Current replacement cost is up approximately 26% over the cost of goods sold reflected in the income statement for the quarter ended September 30, 2004. In December 2003, one of our major steel suppliers implemented an unprecedented scrap surcharge based upon the American Metal Market's Consumer Buying Price for No. 1 Busheling. The surcharge has fluctuated monthly based on scrap prices. The surcharges for June, July, August, September, October and November 2004 are $70 per ton, $80 per ton, $180 per ton, $225 per ton, $210 per ton, and $210 per ton, respectively. During the fourth quarter of 2004, we expect that our reported steel costs may increase by as much as $200 per ton, or almost 50% higher than the steel component of cost of goods sold reflected in our 2004 third quarter earnings. We expect the replacement cost of steel to remain volatile throughout the remainder of 2004. However, the magnitude and timing of further steel costs changes are unknown at this time.

Purchased steel represents approximately three-quarters of our cost of goods sold. As a result, the steel industry, which is highly volatile and cyclical in nature, affects our business both positively and negatively. Numerous factors, most of which are beyond our control, drive the cycles of the steel industry and influence steel prices, including general economic conditions, industry capacity utilization, import duties and other trade restrictions and currency exchange rates. Changes in steel prices had a significant impact on the margin levels of our energy products because energy product pricing historically has been driven by OCTG and line pipe demand. Given that steel costs have escalated so dramatically, OCTG and line pipe producers passed steel cost increases through to their customers in the form of steel surcharges and base price increases.

In addition, we depend on a few suppliers for a significant portion of our steel. Because steel is ultimately a commodity, the loss of one of our significant steel suppliers or the inability to obtain the necessary amount of steel could have a temporary adverse effect on our ability to produce the quantity of products necessary to sustain our market share, thus impacting our results of operations.

Impact of Market Conditions
---------------------------

The increase in drilling levels and steel surcharges during the third quarter of 2004 resulted in higher sales. Industry-wide inventory levels increased modestly. As recent experience indicates, oil and gas prices are volatile and can have a substantial effect on drilling levels and resulting demand for our energy-related products. Uncertainty also exists as to the future demand and pricing for our electrical conduit, HSS and other industrial-related products.

Trade Cases
-----------

U.S. Line Pipe - In early March 2004, an antidumping petition was filed with the U.S. government covering line pipe from China, the Republic of South Korea, and Mexico. In April 2004, the U.S. International Trade Commission ("USITC") ruled unanimously that imports of line pipe under 16 inch in outside diameter from the three named countries were being sold in the United States at less than fair value resulting in injury to the U.S. industry. As a result of the USITC's affirmative determinations, the U.S. Department of Commerce (DOC) has continued its antidumping investigations of imports of certain circular welded carbon line pipe from these countries. The DOC issued preliminary margins of 73.17 percent for China, 14.93 to 31.34 percent for Mexico, and made a preliminary de minimis determination with respect to Korea, with margins of 1.2 to 1.3 percent falling below the 2 percent de minimis level. The DOC will conduct verifications and issue final determinations in December 2004 for China, and February 2005 for Mexico and Korea. The USITC will issue its final determinations by March 2005. The Company is unable to predict the outcome of these investigations at this time.

In mid 2003, the Canadian Border Security Agency initiated an inquiry into imports of HSS into Canada from the Republic of South Korea, the Republic of Turkey and the Republic of South Africa. Imports of HSS from the named countries into Canada can affect our Canadian HSS selling prices and volumes. The Canadian Border Security Agency determined that imports from the three named countries were dumped into Canada at significant margins. The Canadian International Trade Tribunal ruled that imports from all three countries had injured the domestic industry in Canada. Final dumping margins were assessed against all three countries ranging from an average of 89% on imports from South Korean, 55.4% on South African imports and 17.5% on imports from Turkey. These dumping margins will apply on all imports of HSS from the named countries until August 2008.

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Overall Company
---------------

The following table illustrates the operating results and tons shipped for the three and nine month periods ended September 30, 2004 and 2003 (in millions, except per share data and tons shipped):

                            Three Months Ended September 30,  2004 vs. 2003
                                   2004        2003         Change     % Change
                            ----------------------------------------------------

Energy tons shipped.........        209,635     215,933      (6,298)      (2.9%)
Industrial tons shipped.....         93,211     105,103     (11,892)     (11.3%)
                             ---------------------------------------------------
Total tons shipped..........        302,846     321,036     (18,190)      (5.7%)

Net sales...................         $400.7      $226.8      $173.9       76.7%
Cost of goods sold..........          266.7       197.0        69.7       35.4%
                             ---------------------------------------------------
Gross profit................          134.0        29.8       104.2          NM
Income from operations......          112.8        15.0        97.8          NM
Income before income taxes..          110.7        12.3        98.4          NM
Net income..................           68.5         8.7        59.8          NM
Diluted earnings per share..           1.60        0.21        1.39          NM


                             Nine Months Ended September 30,  2004 vs. 2003
                                   2004        2003         Change     % Change
                             ---------------------------------------------------

Energy tons shipped..........       645,817     637,292       8,525        1.3%
Industrial tons shipped......       331,046     304,449      26,597        8.7%
                             ---------------------------------------------------
Total tons shipped...........       976,863     941,741      35,122        3.7%

Net sales....................      $1,060.1      $641.1      $419.0       65.4%
Cost of goods sold...........         736.3       580.8       155.5       26.8%
                             ---------------------------------------------------
Gross profit.................         323.8        60.3       263.5          NM
Income from operations.......         260.3        21.5       238.8          NM
Income before income taxes
   and cumulative effect of
   an accounting change......         253.0        14.3       238.7          NM
Income before cumulative
   effect of an accounting
   change....................         156.9        10.0       146.9          NM
Net income...................         155.3        10.0       145.3          NM
Diluted earnings per share
   before cumulative effect
   of an accounting change...          3.68        0.24        3.43          NM
Diluted earnings per share...          3.64        0.24        3.40          NM

NM    Not meaningful

Net sales of $400.7 million recorded for the third quarter of 2004 represent an increase of $173.9 million, or 76.7%, compared to the prior year period. These results were primarily attributable to increases in overall average net selling prices from the comparable quarter of the prior year by 87.4%, from an average of $706 per ton to $1,323 per ton. The increase we experienced in average net selling prices primarily resulted from strengthening energy market conditions and steel surcharges charged to our customers to offset steel cost increases implemented by our major steel suppliers. For the third quarter of 2004, there was a 5.7% decrease in total product shipments, from 321,036 tons in the third quarter of 2003 to 302,846 tons in the third quarter of 2004. Product shipments decreased as we raised our prices more aggressively than our competitors. See "Overview."

Net sales of $1,060.1 million recorded for the nine months ended September 30, 2004 represent an increase of $419.0 million, or 65.4%, compared to the prior year period. These results were primarily attributable to an increase in overall average net selling prices from the comparable period of the prior year by 59.3%, from an average of $681 per ton to $1,085 per ton. For the nine months ended September 30, 2004, there was a 3.7% increase in total product shipments, from 941,741 tons for the nine months ended September 30, 2003 to 976,863 tons for the nine months ended September 30, 2004. The increase we experienced in shipments and average net selling prices primarily resulted from strengthening energy market conditions and steel surcharges charged to our customers to offset steel cost increases implemented by our major steel suppliers. See "Overview."

Cost of goods sold of $266.7 million recorded for the third quarter of 2004 represents an increase of $69.7 million, or 35.4%, compared to the prior year period. Overall unit cost per ton of products sold increased 43.5% in the third quarter of 2004 from the comparable quarter of the prior year, from an average of $614 per ton to $881 per ton. Costs increased primarily due to an increase in steel prices experienced in the third quarter of 2004 as compared to the third quarter of 2003. We expect our current replacement cost of steel to flow through our cost of goods sold over the next two quarters. See "Overview."

Cost of goods sold of $736.3 million recorded for the nine months ended September 30, 2004 represents an increase of $155.5 million, or 26.8%, compared to the prior year period. Overall unit cost per ton of products sold increased 22.2% in the nine months ended September 30, 2004 from the comparable prior year period, from an average of $617 per ton to $754 per ton. Costs increased primarily due to an increase in steel prices experienced for the nine months ended September 30, 2004 compared to the prior year. See "Overview."

The Company earned gross profit of $134.0 million during the third quarter of 2004, compared to gross profit of $29.8 million in the prior year period. Gross profit per ton was $442 per ton in the third quarter of 2004 as compared to $93 per ton in the comparable prior year period. Accordingly, gross profit, as a percentage of net sales, was 33.4% for the three-month period ended September 30, 2004 compared to 13.1% for the comparable prior year period. Gross profit per ton primarily increased due to strengthening market conditions in both our energy and industrial product lines and the sale of generally lower cost inventory at higher selling prices charged by the Company in response to increasing steel costs and strong market conditions. We expect the higher steel costs will continue to flow through our inventory in the fourth quarter of 2004 and the first quarter of 2005. Depending on the conditions in our respective product markets and to the extent that higher steel costs cannot be absorbed through increased sale prices, these higher steel costs could impact our gross profit margins in the fourth quarter of 2004 and the first quarter of 2005.

The Company earned gross profit of $323.8 million during the nine months ended September 30, 2004, compared to gross profit of $60.3 million in the prior year period. Gross profit per ton was $331 per ton for the nine months ended September 30, 2004, as compared to $64 per ton in the comparable prior year period. Accordingly, gross profit, as a percentage of net sales, was 30.5% for the nine-month period ended September 30, 2004 compared to 9.4% for the comparable prior year period. Gross profit per ton primarily increased due to strengthening market conditions in both our energy and industrial product lines and the sale of generally lower cost inventory at higher selling prices charged by the Company in response to increasing steel costs and strong market conditions. We expect the higher steel costs will continue to flow through our inventory in the fourth quarter of 2004 and the first quarter of 2005. Depending on the conditions in our respective product markets and to the extent that higher steel costs cannot be absorbed through increased sale prices, these higher steel costs could impact our gross profit margins in the fourth quarter in 2004 and the first quarter of 2005.

Selling, general and administrative expenses increased $6.3 million, or 40.1%, from $15.7 million in the third quarter of 2003 to $22.0 million in the third quarter of 2004. The increase resulted primarily from additional commission expense on our industrial product line, additional reserves for allowance for doubtful accounts, write-downs on our joint venture and variable interest investments and charges related to business development activities. Selling, general and administrative expenses as a percentage of net sales in the third quarter of 2004 were 5.5% compared to 6.9% for the comparable prior year period. The decrease resulted primarily from the increase in net sales.

Selling, general and administrative expenses increased $24.4 million, or 61.3%, from $39.8 million during the nine months ended September 30, 2003 to $64.2 million during the nine months ended September 30, 2004. The increase resulted primarily from the additional commission expense on our industrial product line, additional reserves for allowance for doubtful accounts, incentive compensation, and write-downs on our joint venture and variable interest investments and charges related to business development activities. Selling, general and administrative expenses as a percentage of net sales in the nine months ended September 30, 2004 were 6.1% compared to 6.2% for the comparable prior year period. The decrease resulted primarily from the increase in net sales.

The Company recognized a $0.7 million recovery for the trade case outstanding with the Department of Commerce during the third quarter of 2004. Payments will be made to various companies, including Maverick, under the Continued Dumping & Offset Act of 2000, ("CDSOA") to cover certain expenses including investment in manufacturing facilities and acquisition of technology incurred after the imposition of antidumping and anti-subsidy measures. We cannot predict the amounts or the certainty of any future recoveries associated with CDSOA. Because these expenses were included in operating income in previous years, we recorded the recovery as a separate line item included in operating income to consistently reflect the effect of this payment on operations.

Interest expense decreased $0.6 million, or 22.2%, from $2.7 million in the third quarter of 2003 to $2.1 million in the third quarter of 2004. This decrease was due to lower average borrowings and lower average interest rates during the third quarter of 2004 as compared to the third quarter of 2003.

Interest expense increased $0.2 million, or 2.8%, from $7.2 million for the nine months ended September 30, 2003 to $7.4 million for the nine months ended September 30, 2004. This increase was due to higher average borrowings partially offset by lower average interest rates for the nine months ended September 30, 2004 as compared to the comparable prior year period.

The results of our operations resulted in generation of pre-tax income of $110.7 million for the third quarter of 2004 compared to pre-tax income in the third quarter of 2003 of $12.3 million. Accordingly, the provision for income taxes was $42.2 million for the third quarter of 2004 compared to the comparable prior year period's provision of $3.6 million. The effective tax rate for the quarter was impacted by the generation of more pre-tax income and a greater proportion of that income was derived from U.S. operations.

The results of our operations resulted in generation of pre-tax income of $253.0 million for the nine months ended September 30, 2004 compared to pre-tax income for the nine months ended September 30, 2003 of $14.3 million. Accordingly, the provision for income taxes was $96.1 million for the nine months ended September 30, 2004 compared to the comparable prior year period's provision of $4.3 million. The effective tax rate for the nine months ended September 30, 2004 was impacted by the generation of more pre-tax income and a greater proportion of that income was derived from U.S. operations.

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

Net income of $68.5 million was generated in the third quarter of 2004, an increase of $59.8 million from the comparable prior year period. Net income of $155.3 million was generated in the nine months ended September 30, 2004, an increase of $145.3 million from the comparable prior year period.

Segment Information
-------------------

Energy Products Segment
-----------------------

Energy product sales of $256.4 million for the third quarter of 2004 represent an increase of $97.3 million, or 61.2%, compared to the prior year period. Energy product shipments decreased 6,298 tons, or 2.9%, from 215,933 tons to 209,635 tons over the same period. Our energy product shipments decreased as we raised our prices more aggressively than our competitors. Our average net selling prices for energy products increased 65.9% from the comparable quarter of the prior year, from an average of $737 per ton to $1,223 per ton. The U.S. rig count increased from 1,088 active rigs for the third quarter of 2003 to 1,229 active rigs for the third quarter of 2004. The Canadian rig count decreased from 383 active rigs for the third quarter of 2003 to 326 active rigs for the third quarter of 2004. The increase in energy product sales was primarily due to selling price increases including steel surcharges. See "Overview."

Energy product sales of $658.6 million for the nine months ended September 30, 2004 represent an increase of $215.9 million, or 48.8%, compared to the prior year period. Energy product shipments increased 8,525 tons, or 1.3%, from 637,292 tons to 645,817 tons over the same period. Energy product shipments primarily increased due to the U.S. rig count increasing from 1,006 active rigs for the nine months ended September 30, 2003 to 1,170 active rigs for the nine months ended September 30, 2004. Canadian rig count decreased slightly from 360 active rigs for the nine months ended September 30, 2003 to 352 active rigs for the nine months ended September 30, 2004.

Overall average net selling prices for energy products increased 46.8% for the nine months ended September 30, 2004 from the comparable period of the prior year, from an average of $695 per ton to $1,020 per ton. The increase in energy product sales was primarily due to selling price increases including steel surcharges and strengthening market conditions. See "Overview."

Energy product cost of goods sold of $182.8 million for the third quarter of 2004 represent an increase of $47.1 million, or 34.7%, compared with the prior year period. The increase was primarily due to steel surcharges implemented by our suppliers. See "Overview." Gross profit for energy products was $73.6 million for the quarter ended September 30, 2004 compared to a gross profit of $23.4 million for the prior year period. Gross profit per ton primarily increased due to higher selling prices including steel surcharges. Gross profit was $351 per ton for the third quarter of 2004 as compared to $108 per ton in the comparable prior year period, reflecting stronger selling prices including steel surcharges. Energy product gross profit margin percentage was 28.7% for the quarter ended September 30, 2004, compared to a gross profit margin percentage of 14.7% for the prior year period. Gross profit per ton primarily increased due to strengthening market conditions in our energy product lines and the sale of lower cost inventory at higher selling prices charged by the Company in response to increasing steel costs and strong market conditions. We expect the higher steel costs will continue to flow through our inventory in the fourth quarter of 2004 and the first quarter of 2005. Depending on the conditions in our respective product markets and to the extent that higher steel costs cannot be absorbed through increased sale prices, these higher steel costs could impact our gross profit margins in the fourth quarter of 2004 and the first quarter of 2005.

Energy product cost of goods sold of $488.1 million for the nine months ended September 30, 2004 represent an increase of $92.6 million, or 23.4%, compared with the prior year period. The increase was primarily due to increased product shipments and steel surcharges implemented by our suppliers. See "Overview." Gross profit for energy products was $170.5 million for the nine months ended September 30, 2004 compared to a gross profit of $47.2 million for the prior year period. Gross profit per ton primarily increased due to higher selling prices including steel surcharges. Gross profit was $264 per ton for the nine months ended September 30, 2004 as compared to $74 per ton in the comparable prior year period, reflecting stronger selling prices including steel surcharges. Energy product gross profit margin percentage was 25.9% for the nine months ended September 30, 2004, compared to a gross profit margin percentage of 10.7% for the prior year period. Gross profit per ton primarily increased due to strengthening market conditions in our energy product lines and the sale of lower cost inventory at higher selling prices charged by the Company in response to increasing steel costs and strong market conditions. We expect the higher steel costs will continue to flow through our inventory in the fourth quarter of 2004 and the first quarter of 2005. Depending on the conditions in our respective product markets and to the extent that higher steel costs cannot be absorbed through increased sale prices, these higher steel costs could impact our gross profit margins in the fourth quarter of 2004 and the first quarter of 2005.

Industrial Products Segment
---------------------------

Industrial product sales of $144.3 million for the third quarter of 2004 represent an increase of $76.6 million, or 113.1%, compared with the prior year period. Industrial product shipments decreased 11,892 tons, or 11.3%, from 105,103 tons to 93,211 tons over the same periods. Overall average net selling price for industrial products increased 140.4% in the quarter ended September 30, 2004 from the comparable quarter of the prior year from an average of $644 per ton to $1,548 per ton. The increase in industrial product sales resulted from strengthening market conditions and steel surcharges charged to our customers to offset steel cost increases implemented by our major steel suppliers. Product shipments decreased as we raised our prices more aggressively than our competitors. See "Overview."

Industrial product sales of $401.5 million for the nine months ended September 30, 2004 represent an increase of $203.1 million, or 102.4%, compared with the prior year period. Industrial product shipments increased 26,597 tons, or 8.7%, from 304,449 tons to 331,046 tons over the same periods. Overall average net selling price for industrial products increased 86.0% for the nine months ended September 30, 2004 from the comparable period of the prior year from an average of $652 per ton to $1,213 per ton. This increase in industrial product sales and shipments resulted from strengthening market conditions, our ability to obtain steel, and higher selling prices including steel surcharges. See "Overview."

Industrial product cost of goods sold of $83.9 million in the third quarter of 2004 represents an increase of $22.6 million, or 36.9%, from the prior year period. The increase was primarily due to higher steel costs. See "Overview." Gross profit for industrial products of $60.4 million for the quarter ended September 30, 2004 compared to a gross profit of $6.4 million for the prior year period. Gross profit per ton primarily increased due to higher selling prices including steel surcharges partially offset by higher steel costs. Gross profit was $648 per ton in the quarter ended September 30, 2004 as compared to $61 per ton in the comparable prior year period, primarily reflecting stronger selling prices including steel surcharges. Industrial product gross profit margin percentage was 41.9% for the quarter ended September 30, 2004, compared to 9.5% gross profit margin during the prior year period. Gross profit per ton primarily increased due to strengthening market conditions in our industrial product lines and the sale of lower cost inventory at higher selling prices charged by the Company in response to increasing steel costs and strong market conditions. We expect the higher steel costs will continue to flow through our inventory in the fourth quarter of 2004 and the first quarter of 2005. Depending on the conditions in our respective product markets and to the extent that higher steel costs cannot be absorbed through increased sale prices, these higher steel costs could impact our gross profit margins in the fourth quarter of 2004 and the first quarter of 2005.

Industrial product cost of goods sold of $248.2 million for the nine months ended September 30, 2004 represents an increase of $62.9 million, or 33.9%, from the prior year period. The increase was primarily due to increased product shipments and higher steel costs. See "Overview." Gross profit for industrial products of $153.3 million for the nine months ended September 30, 2004 compared to a gross profit of $13.1 million for the prior year period. Gross profit per ton primarily increased due to higher selling prices including steel surcharges partially offset by higher steel costs. Gross profit was $463 per ton for the nine months ended September 30, 2004 as compared to $43 per ton in the comparable prior year period, primarily reflecting stronger selling prices including steel surcharges. Industrial product gross profit margin percentage was 38.2% for the nine months ended September 30, 2004 compared to 6.6% gross profit margin during the prior year period. Gross profit per ton primarily increased due to strengthening market conditions in our industrial product lines and the sale of lower cost inventory at higher selling prices charged by the Company in response to increasing steel costs and strong market conditions. We expect the higher steel costs will continue to flow through our inventory in the fourth quarter of 2004 and the first quarter of 2005. Depending on the conditions in our respective product markets and to the extent that higher steel costs cannot be absorbed through increased sale prices, these higher steel costs could impact our gross profit margins in the fourth quarter of 2004 and the first quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

Working capital at September 30, 2004 was $435.2 million, and the ratio of current assets to current liabilities was 3.4 to 1.0. Working capital at December 31, 2003 was $253.7 million, and the ratio of current assets to current liabilities was 3.8 to 1.0. The decrease in the working capital ratio for the nine months ended September 30, 2004 was primarily due to a $2.5 million increase in cash and cash equivalents, a $40.3 million increase in short-term investments, a $55.8 million increase in accounts receivable, a $172.3 million increase in inventory offset by a $40.9 million increase in accounts payable, a $39.8 million increase in income taxes payable and a $10.0 million increase in accrued liabilities. The primary reason for the increase in accounts receivable was an increase in pricing levels and increases in selling prices during the third quarter of 2004. The primary reason for the change in inventory and accounts payable is the higher cost of steel experienced in 2004 compared to 2003. We raised our selling prices to offset increases in steel cost. Cash provided by operating activities was $57.8 million for the nine months ended September 30, 2004.

Cash used by investing activities was $75.2 million for the nine months ended September 30, 2004, which was attributable to expenditures on property, plant and equipment of $19.3 million, the purchase of Texas Arai for $20.4 million, partially offset by $5.6 million of proceeds for the sale of the Longview, Washington facility, and the purchase of short-term investments for $40.3 million.

Cash provided by financing activities was $19.5 million for the nine months ended September 30, 2004 as we increased our borrowings on our revolving credit facility by $17.6 million primarily to make estimated tax payments.

We have a revolving credit facility (due on March 31, 2006) providing a revolving line of credit for up to a $185.0 million. At September 30, 2004, we had an outstanding balance of $67.6 million against the line and outstanding letters of credit under this agreement of $3.9 million. Interest is payable monthly at either the U.S. or Canadian prime rate, the Bankers' Acceptance rates plus stamping fees or the LIBOR rate, all adjusted by an interest margin, depending upon certain financial measurements. Under the revolving senior credit facility, we can borrow an amount based on a percentage of eligible accounts receivable, eligible inventory and property, plant and equipment reduced by outstanding letters of credit. The additional available borrowing under the senior credit facility was approximately $133.0 million and $101.1 million as of December 31, 2003 and September 30, 2004, respectively. The change in availability from December 31, 2003 to September 30, 2004 was a result of increased borrowings during 2004 in the amount of $17.6 million, an increase in outstanding letters of credit during 2004 in the amount of $2.1 million and the required reserves (as defined in the credit agreement) during 2004 in the amount of $12.2 million. The senior credit facility includes a restrictive covenant requiring a minimum fixed charge coverage ratio if availability falls below $30.0 million. Also, if availability falls below $50.0 million, the debt will be classified as current. The senior credit facility also limits capital expenditures to $30.0 million per year and limits our ability to pay dividends, create liens, sell assets or enter into transactions with affiliates without the consent of the lenders.

We anticipate we will comply with the covenants in our senior credit facility and other debt instruments in 2004 and beyond. We believe our projections for 2005 are based on reasonable assumptions and we believe that it is unlikely we would default absent a material negative event affecting us, or our industry and the economy as a whole.

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

Our net debt to capitalization ratio (the sum of our current and long-term debt, net of cash and cash equivalents and short-term investments compared to the sum of our stockholders' equity and our current and long-term debt, net of cash and cash equivalents) decreased from 27.9% at December 31, 2003 to 18.1% at September 30, 2004. This ratio is a measure of our long-term liquidity and is an indicator of our financial flexibility.

The Company has announced its plan to consolidate the Republic Conduit operations into a state-of-the-art facility located in the Midwestern U.S. Two sites remain under consideration and we anticipate that final selection will occur during the fourth quarter of 2004. The consolidation is expected to cost approximately $62.0 million, consisting primarily of land, building and equipment costs. The Company expects that it will purchase new equipment and upgrade existing equipment to improve efficiency and productivity of the conduit manufacturing operations. Significant expenditures relating to such consolidation are expected to commence in the fourth quarter of 2004 and are expected to be completed in late 2005. The Company has obtained the necessary approvals from our senior lender for capital expenditures related to this project in an amount up to $55.0 million in the aggregate for the years 2004 and 2005. The Company anticipates obtaining the necessary approvals from our senior lender for the additional capital expenditures related to this project. The approval from our senior lender for the capital expenditures for the consolidation of the Republic Conduit operations does not impact our normal annual limit on capital expenditures of $30.0 million dollars. The Company anticipates paying severance and stay bonuses to certain Republic Conduit employees, which will be expensed as incurred. This consolidation plan is in the process of being finalized. The Company also anticipates that any impairment charges necessary as a result of the relocation or abandoning various pieces of equipment will not be material.

Depending on the timing of the land purchase for the Republic Conduit consolidation, our capital budget for 2004 could range from $22.0 million to $27.0 million; of which $19.3 million was expended during the nine-month period ended September 30, 2004. The capital budget included $6.5 million for upgrading one of our mills at Prudential. The remaining capital budget included new equipment for our existing manufacturing facilities and to continue full integration of our recent acquisitions. We expect to meet ongoing working capital and the capital expenditure requirements from a combination of cash flow from operating activities and available borrowings under our revolving credit facility.

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

Areas of uncertainty that require judgments, estimates and assumptions include the valuation of goodwill, the collectibility of accounts receivable, income tax and pension plan matters.

Management uses experience and all available information to make these judgments and estimates; however, actual results will inevitably differ from the estimates and assumptions used to prepare the Company's financial statements at any given time. Despite these inherent limitations, management believes "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes contained in this report provide a meaningful and fair perspective of the Company.

The Company's critical accounting policies and estimates are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2003, beginning on page 25. The Company's critical accounting policies and estimates did not change during the third quarter of 2004. Management believes the application of these policies on a consistent basis enables the Company to provide the users of the financial statements with useful and reliable information about the Company's operating results and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

Interest Rate Risk
------------------

We are subject to interest rate risk to the extent we borrow against our revolving credit facility with variable interest rates. However, we utilize an interest rate swap agreement described below to moderate a portion of our exposure. We do not use derivative financial instruments for trading or other speculative purposes. Assuming the current level of borrowings at variable rates and a two-percentage-point change in the average interest rate under these borrowings and taking into account the swap agreement in place, it is estimated that our interest expense for the quarter ended September 30, 2004 would not have changed by a material amount. In the event of an adverse change in interest rates, we would likely take actions, in addition to the swap agreement currently in place, that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions that would be taken and their possible effects, no such actions have been considered. Further, no consideration has been given to the effects of the change in the level of overall economic activity that could exist in such an environment.

We have entered into an interest rate swap agreement with a total notional amount of $50.0 million that fixes the LIBOR-based variable rate in our senior credit facility at 2.24% (before the applicable margin). The swap agreement terminates on March 21, 2005. The swap is being accounted for as a cash flow hedge under Statement of Financial Accounting Standards ("SFAS") No. 133. Accordingly, the difference between the interest received and interest paid is reflected as an adjustment to interest expense. Under the terms of the swap agreement, the next settlement amount is not due until December 2004. At September 30, 2004, the swap agreement is reflected in the accompanying consolidated balance sheet in other accrued liabilities at its fair value of $0.03 million. The unrealized loss on the fair value of the swap agreement is reflected, net of taxes, in other comprehensive loss.

Steel Commodity Risk
--------------------

We are also subject to commodity price risk with respect to purchases of steel. Purchased steel represents approximately three quarters of our cost of goods sold. As a result, the steel industry, which is highly volatile and cyclical in nature, significantly affects our business. We expect our current replacement cost of steel to flow through our cost of goods sold over the next two quarters. See "Overview - Pricing and Costs of Our Products." In addition, we depend on a few suppliers for a significant portion of our steel. Because steel is ultimately a commodity, the loss of one of our significant steel suppliers or the inability to obtain the necessary amount of steel could have a temporary adverse effect on our ability to produce the quantity of products necessary to sustain our market share, thus impacting our results of operations.

Foreign Currency Risk
---------------------

The Company's reported cash flows related to its Canadian operations are based on cash flows measured in Canadian dollars converted to the U.S. dollar equivalent based on published exchange rates for the period reported. The Company believes its current risk exposure to the exchange rate movements, based on net cash flows, to be immaterial.

We have entered into a foreign currency hedge agreement with a total notional amount of $30.0 million that fixes the purchase of Canadian dollars into U.S. dollars on July 21, 2004 at an exchange rate of 1.327. The objective of the foreign currency hedge agreement relates to converting U.S. denominated debt held by the Company's Canadian subsidiary into its functional currency. The settlement date for the hedge agreement is January 18, 2005. The swap is being accounted for as a cash flow hedge. Accordingly, the difference between the spot rate at the inception of the contract and the forward rate is reflected as an adjustment to interest expense during the duration of the contract. At September 30, 2004, the hedge agreement is reflected in the accompanying consolidated balance sheet in other liabilities at its fair value of $(1.5) million. The unrealized gain on the fair value of the hedge agreement is reflected in other comprehensive income.

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

We are evaluating our system of internal controls over financial reporting to allow management to report on, and our Independent Registered Public Accounting Firm to attest to, our internal control system, and procedures, pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). The Company's Chief Executive Officer and Chief Financial Officer have performed and continue to perform system and process evaluation and testing, with the participation of other members of the Company's management as they deem appropriate, to comply with the rules and regulations of the Exchange Act and Section 404.

During the evaluation, the Chief Executive Officer and Chief Financial Officer discovered a potential significant deficiency in the design and operation of our general computer controls related to security around access to certain parts of the system. While overall access to our JD Edwards ERP system is secure, access to sub-processes of the system may not be sufficiently limited. We believe mitigating controls and procedures, which include manual controls and reconciliations, are in place to detect errors that may result from inappropriate access. Therefore, we do not believe the access security issue will result in a material weakness. However, we are in process of implementing certain changes to our security access to remediate this deficiency, including role-based security and reviewing key financial sub-processes for inappropriate access. Despite the measures we have taken to remediate this deficiency, we cannot be certain that the remediation will be fully completed prior to December 31, 2004.

In addition, we are implementing a new, company-wide human resource and payroll system in the fourth quarter of this year. Due to the timing of the implementation, we cannot be certain that the related evaluation, testing, any necessary remediation and the auditor's related attestation procedures will be fully completed prior to December 31, 2004. Any findings that cannot be remediated prior to year-end may result in a potential significant deficiency.

As a result of our findings to date and the implementation of our new system in the fourth quarter, we are incurring additional expenses and a diversion of management's time. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy.

The Company maintains disclosure controls and procedures designed to ensure information required to be disclosed in its periodic filings with the SEC is (a) accumulated and communicated to the Company's management in a timely manner and
(b) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based on their evaluation of these disclosure controls and procedures, as of September 30, 2004, the Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls and procedures are effective in all material respects in ensuring that material information required to be disclosed in the periodic reports the Company files with the Securities Exchange Commission is recorded, processed, summarized and reported in a timely manner. During the quarter ended September 30, 2004, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 6.  EXHIBITS
--------------------------------------------------------------------------------

    Exhibit No.  Description

     10.1 Seventh Amendment to Amended and Restated Credit Agreement dated as of August 18, 2004 among Registrant and its subsidiaries, on the one hand, and the Senior Lenders, on the other hand.

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


                               Maverick Tube Corporation
                               -------------------------------------------------
                               (Registrant)



Date:  November 8, 2004        /s/ C. Robert Bunch
                               -------------------------------------------------
                               C. Robert Bunch, President
                               and Chief Executive Officer
                               (Principal Executive Officer)


Date:  November 8, 2004        /s/ Pamela G. Boone
                               -------------------------------------------------
                               Pamela G. Boone, Vice President - Finance
                               and Administration and Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.                Description

10.1 Seventh Amendment to Amended and Restated Credit Agreement dated as of August 18, 2004 among Registrant and its subsidiaries, on the one hand, and the Senior Lenders, on the other hand.

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