Form 10-K
period 2004-12-31
MAVERICK TUBE CORPORATION
filed 2005-03-15
CIK 869087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _ to _

Commission file number 001-10651

MAVERICK TUBE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	43-1455766
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization	identification number)

16401 Swingley Ridge Road, Seventh Floor
Chesterfield, Missouri	63017
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (636) 733-1600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.01 Per Share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No _

As of March 8, 2005, there were 42,773,639 shares of Registrant’s common stock (including 1,606,291 shares of exchangeable shares) outstanding. The approximate market value of voting stock held by non-affiliates of the Registrant (including exchangeable shares) as of June 30, 2004, was $1,105,799,041 (based upon the closing price for shares of the Registrant’s common stock as reported on the New York Stock Exchange on June 30, 2004).

The following documents have been incorporated by reference into the parts of this report indicated: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2005 Annual Meeting of Shareholders, expected to be held on May 16, 2005, are incorporated by reference into Part III of this Form 10-K where indicated.

MAVERICK TUBE CORPORATION

PART IV.
Item 15.	Exhibits, Financial Statement Schedules	59.

Signatures

Exhibit Index

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, provide a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (SEC) and in our reports to stockholders. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For example, uncertainty continues to exist as to future levels and volatility of oil and natural gas price expectations and their effect on drilling levels and demand for our energy-related products, the future impact of industry-wide draw-downs of inventories, future import levels, and the value of the U.S. dollar. Uncertainty also continues to exist as to the future replacement cost of steel (our principal raw material, representing approximately sixty percent of cost of goods sold).

Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, it is not possible to foresee or identify all factors that could have a material and negative impact on the future financial performance of the Company. The forward-looking statements in this report are made on the basis of management’s assumptions and analyses, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments and other factors believed to be appropriate under the circumstances. Further information concerning important factors that could cause actual events or results to be materially different from the forward-looking statements can be found in the “Risk Factors” section of this Form 10-K.

In addition, certain market data and other statistical information used throughout this report are based on independent industry publications, government publications, reports by market research firms or other published independent sources. Although we believe these sources to be reliable, we have not independently verified the information and cannot guarantee the accuracy and completeness of such sources.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this annual report on Form 10-K and the information incorporated by reference in this report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I

ITEM 1 Business

As used herein, Maverick Tube Corporation, its direct and indirect wholly-owned subsidiaries and other required consolidated entities are collectively referred to as “the Company.” Also, unless the context otherwise requires, the terms “we,” “us,” or “our” refer to the Company.

GENERAL

Maverick Tube Corporation

Maverick Tube Corporation is a leading North American producer of welded tubular steel products used in energy and industrial applications. Our energy products line consists of oil country tubular goods, commonly referred to as OCTG, line pipe, coiled tubing and couplings. We are the largest North American producer of OCTG and line pipe products for use in newly drilled oil and natural gas wells and for transporting oil and natural gas and of American Petroleum Institute, sometimes referred to as API, and premium couplings. We sell our OCTG and line pipe products throughout the U.S., Canada, and South America using multiple sales channels including distributor agents, independent distributors, and direct to endusers through our internal sales force. In all cases, the ultimate endusers are major and independent oil and natural gas producers and national oil and gas companies. Our coiled tubing products are sold exclusively on a direct basis to service companies and major and independent oil and natural gas producers around the world. Our couplings are sold directly to OCTG manufacturers, processors, and distributors in North America. Our energy products line generated approximately 66% of our net sales during 2004.

We also manufacture tubing for use in industrial applications. Our industrial product line is comprised of steel electrical conduit, hollow structural sections, also known as HSS, standard pipe, pipe piling, and mechanical tubing products. These products are sold to distributors, service centers, fabricators, contractors and endusers primarily in North America.

We were incorporated in Missouri in 1977 and reincorporated in Delaware in 1987. Our principal executive offices are located at 16401 Swingley Ridge Road, Seventh Floor, Chesterfield, Missouri 63017. Our phone number is (636) 733-1600.

Business Strategy

Our business strategy encompasses the following long-term corporate goals:

•	generate profitable organic and strategic growth,
•	expand geographic reach and portfolio of value-added oil service products,
•	achieve the best safety record in the oil service industry, and
•	generate superior returns on capital employed in all business units.

See Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations -Our Business Strategy.

Access to SEC Filings through Company Website

Interested readers can access the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the Investor Relations section of the Company’s website at www.mavericktube.com. These reports can be accessed free of charge from the Company’s website as soon as reasonably practicable after the Company electronically files such materials with, or furnishes them to, the SEC.

OUR COMPANY

Our business is organized into two segments: Energy Products and Industrial Products. These segments are designed to improve the alignment of strategies and objectives among sales, marketing and production, provide for more timely and rational allocation of resources within businesses and focus long-term planning efforts on key objectives and initiatives.

We conduct our business primarily through the following five operating units:

•	Maverick Tube, L.P., our primary U.S. producer of energy and industrial products other than steel electrical conduit,
•	Prudential Steel Ltd., our Canadian producer of energy and industrial products, acquired in 2000,
•	Precision Tube Technology L.P. and SeaCAT L.P., our coiled tubing producers, acquired in 2002 and 2003, respectively,
•	Texas Arai, a division of Maverick Tube, L.P., and our producer of API and premium couplings, acquired in 2004; and
•	Republic Conduit, a division of Maverick C&P, Inc., our primary producer of steel electrical conduit, acquired in 2002.

The following table sets forth information about the segments, products and facilities of each of our operating units:

Location	Segment and Products	Product Sizes (1)	Acreage	Building Square Footage
Maverick Tube, L.P.
Hickman, AR	Energy: OCTG and line pipe Industrial: HSS, standard pipe and piling products	1½”-16”	225	920,000

Conroe, TX	Energy: OCTG and line pipe	4½”-8⅝”	117	244,000

Counce, TN	Energy: OCTG and line pipe Industrial: Rigid conduit and standard pipe	4½”-8”	133	64,000

Prudential Steel Ltd.
Calgary, AB	Energy: OCTG and line pipe Industrial: HSS	2⅜”-12¾”	93	415,300

Precision Tube Technology L.P. and SeaCAT L.P.
Houston, TX	Energy: Coiled steel tubing and coiled umbilicals	¾”-5” ½” -2”	61 15	68,100 79,300

Location	Segment and Products	Product Sizes (1)	Acreage	Building Square Footage
Texas Arai
Houston, TX	Energy: API and premium couplings	2⅜”-20”	22	244,137

Republic Conduit
Cedar Springs, GA	Industrial: Steel electrical conduit	½”-2½”	85	130,000

Ferndale, MI	Industrial: Steel electrical conduit and mechanical tubing	½”-4”	20	212,000

Elyria, OH	Industrial: Steel electrical conduit, rigid conduit, and mechanical tubing	¾”-3½”	57	180,000
(1)	Represents outside diameter measurement.

For information with regard to (a) net sales, income from operations and identifiable assets attributable to each of our business segments and (b) net sales and long-lived asset information for the geographic areas in which we operate, see Note 13 to the Consolidated Financial Statements.

OUR ENERGY PRODUCTS BUSINESS

The Energy Products Industry

Manufacturers in the energy industry produce a wide variety of products used in the exploration, production and transmission of oil and natural gas. We produce four principal classes of energy products:

•	OCTG,
•	line pipe,
•	coiled tubing, and
•	couplings.

OCTG consists of drill pipe, production casing, surface casing and production tubing. Drill pipe is used and may be reused to drill wells. Production casing forms the structural liner in oil and natural gas wells to provide support and prevent collapse during drilling operations and is not removed after it has been installed in a well. Surface casing is used to protect water-bearing formations during the drilling of a well. Production tubing is placed within the casing and is used to convey oil and natural gas to the surface and may be replaced many times during the life of a producing well.

Manufacturers produce OCTG in numerous sizes, weights, grades and end finishes. We believe most OCTG is produced to API and Canadian Standard Association specifications. The grade of pipe used in a particular application depends on technical requirements for strength, corrosion resistance and other performance qualities. OCTG is generally classified into groupings of “carbon” and “alloy” grades. Carbon grades of OCTG have yield strength levels of 80,000 pounds per square inch or less and are generally used in oil and natural gas wells drilled to depths less than 8,000 feet. Alloy grades of OCTG have yield strength levels of 80,000 pounds per square inch or more and are generally used in oil and natural gas wells drilled to depths in excess of 8,000 feet or for high-temperature wells, highly corrosive wells or other more critical applications.

Manufacturers employ either an electric resistance welded or seamless process to produce OCTG. Electric resistance welded pipe, sometimes referred to as welded pipe, is produced by processing flat rolled steel into strips that are then cold-formed into a cylindrical form and welded, heat-treated or seam-annealed. Seamless products are produced by individually heating and piercing solid steel billets into pipe. Both types of pipe are end-finished with threads and couplings.

Based on published industry statistics, electric resistance welded products account for approximately half of the tonnage of North American OCTG consumed annually. We believe electric resistance welded products have captured a significant majority of the carbon grade OCTG market, while seamless products retain a majority of the alloy grade OCTG market. We also believe further significant market penetration of welded products will depend upon increased market acceptance of welded products, particularly outside of North America.

Line pipe products are used for surface production flow lines, gathering systems, pipeline transportation and distribution systems for oil, natural gas, and other fluids. Although line pipe is produced in both welded and seamless forms, welded product represents approximately 73% of the North American line pipe consumed annually. The abundance of natural gas drilling in 2004 and the federally mandated inspection of the 160,000 mile national pipeline network should cause demand to be strong in 2005 and beyond.

Coiled pipe products consist of down-hole tubing, line pipe, and umbilicals. Coiled down-hole tubing is used as production tubing, particularly in shallow gas wells in Canada and to service existing oil and natural gas wells by reestablishing well production and extending well life. Coiled line pipe is a relatively new technology used in subsea applications where continuous lengths of premium coated steel pipe are used as flow lines. Coiled line pipe is a low-cost alternative in offshore applications as it allows for much more rapid installation. Coiled umbilicals form the piping system to actuate subsea wellheads and provide monitoring and other controls of these wellheads. Coiled tubing is manufactured in the same manner as OCTG with the exception of the end-finishing process. Coiled tubing does not require the same end-finishing as traditional OCTG products due to its continuous length. The coiled tubing is then loaded onto reels and shipped to our customers.

Couplings are made from seamless pipe and used to connect joints of OCTG products in the exploration and production of oil and natural gas.

Our Energy Products

We manufacture OCTG used for production tubing, production casing, and surface casing. We do not manufacture drill pipe. We also manufacture line pipe and coiled pipe. In 2004, we expanded our energy products line to include API and premium couplings by acquiring Texas Arai. All of our products are produced using the electric resistance welded process, with the exception of a portion of the coiled tubing produced by SeaCAT and our couplings produced by Texas Arai.

Our energy products are designed to meet or exceed the applicable standards required by API and Canadian Standards Association. In addition, similar to other producers, we manufacture our OCTG products in custom or proprietary grades. We design and engineer our custom and proprietary grades for similar applications as products meeting or exceeding API and Canadian Standards Association standards and to provide performance features comparable to products meeting those standards. We warrant our API and Canadian Standards Association casing and tubing to be materially free of defects in material or workmanship in accordance with the applicable specifications. In addition, we warrant our proprietary grade products to be materially free of defects in accordance with our published standards. We have not incurred significant costs in connection with these warranties.

We manufacture finished goods in both carbon and alloy steel grades. Virtually all of our products are end-finished at our facilities. In contrast, some of our competitors outsource the end-finishing of their products, thus adding to their freight and handling costs, or do not end-finish their products at all. The end-finish process includes, as appropriate, upsetting, beveling, threading, pressure testing and the application of couplings. Our end-finished OCTG products are ready to be installed in oil or natural gas wells. By end-finishing our products, we are better able to control quality, cost and service to our customers. Three of our U.S. energy facilities provide heat-treatment capabilities necessary for the production of alloy grade pipe. Our alloy grade tubing and casing products accounted for approximately 26%, 21% and 24% of the tons of OCTG products we sold in 2004, 2003 and 2002, respectively. Carbon grade tubing and casing accounted for the balance of these tons.

Marketing

We sell OCTG and line pipe throughout North America using multiple sales channels including distributors and directly to endusers. Distributors resell our product to endusers who are major and independent oil and natural gas production, gathering and pipeline companies. We sell coiled pipe typically to oilfield service companies throughout the world and sell premium couplings directly to North American manufacturers, processors, and distributors of OCTG products. Our marketing philosophy emphasizes delivering competitively priced, quality products while providing a high level of service to our customers. We market ourselves as a broad-line supplier of OCTG, line pipe, coiled pipe and premium coupling products. We maintain finished goods inventories at our production facilities and at outside yard locations near prime drilling areas. This allows for prompt delivery of our products.

Manufacturing

In order to control our manufacturing costs, we attempt to maximize production yields from purchased steel and reduce unit labor costs. During 2004, 2003 and 2002, we spent $19.2 million, $7.3 million and $15.3 million, respectively, on new capital equipment for our existing energy facilities. In 2004, we used $4.9 million for an upgrade of an existing mill at Prudential Steel and $14.3 million on various smaller projects throughout our energy facilities. In 2003, we used $3.9 million for the installation of a new slitter in Arkansas. In 2002, we used $6.1 million for the installation of equipment relocated from our Longview, Washington, facility to our large diameter pipe and tubing facility in Hickman, Arkansas, and $3.5 million for the installation of the Longview slitter in our Calgary, Alberta facility. Our capital budget for our energy facilities for 2005 is $21.5 million. We expect these capital expenditures to result in manufacturing cost savings, quality improvements, expansion and maintenance of our production capabilities and product lines. Included in the 2005 capital budget for our energy facilities is a $12 million expansion of our Precision coiled tubing facility.

We control labor costs by automating certain activities and by seeking to optimize product throughput and scheduling. Generally, we maintain an innovative compensation plan, whereby the employees of our facilities who achieve certain performance-based criteria receive gain-sharing quarterly bonuses. In addition, some employees are eligible to receive annual profitability bonuses.

The annual capacity at our energy facilities is approximately 1.4 million tons. We operated our energy facilities at a capacity utilization of approximately 60% and 63% during 2004 and 2003, respectively.

Seasonality

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

Competition

The suppliers of OCTG and line pipe products face a highly competitive market. We understand the principal competitive factors affecting our business to be price, quality, delivery, availability and service. We believe we enjoy an excellent reputation for quality products, availability and outstanding customer service. We compete with several North American and numerous foreign producers of OCTG, some of which have greater financial resources than we do. In the North American OCTG market during 2004, our more significant competitors were Lone Star Steel, a subsidiary of Lone Star Technologies, Inc., Newport Steel Company, a subsidiary of NS Group and IPSCO Inc., each of which primarily produce electric resistance welded pipe; and U.S. Steel Corporation, and V&M Star, a subsidiary of Vallourec & Mannesmann Tubes, each of which primarily produce seamless pipe. We also compete in the line pipe market with these same companies and with foreign producers of line pipe, most of which are affiliates of large foreign steel producers. Our most significant coiled tubing competitors during 2004 were Quality Tubing, Inc., a subsidiary of Varco International, Inc. and Gibson Tube. In the coupling market during 2004, our more significant competitors were Wheeling Machine Products, a subsidiary of Lone Star Technologies, Inc., Lincoln Manufacturing, Inc. and Amtex Machine Products, Inc.

During 2004, 2003 and 2002, we estimate U.S. OCTG tons consumed by imports was 35.3%, 28.2% and 21.7%, respectively. During 2004, 2003 and 2002, we estimate Canadian OCTG tons consumed by imports was 44.4%, 48.8% and 32.4%, respectively. Our share of these Canadian imports was 6.1%, 10.8% and 14.5%, respectively.

OUR INDUSTRIAL PRODUCTS BUSINESS

The Industrial Products Industry

Industrial products encompass a wide variety of tubing and pipe products used for a number of applications. We manufacture steel electrical conduit, hollow structural sections, or HSS, standard pipe, pipe piling and mechanical tubing products.

Steel electrical conduit is primarily used as sheathing for electrical and communications wiring in industrial, commercial, and institutional construction referred to as nonresidential construction. Our HSS products are primarily used for construction, transportation, agricultural, material handling and recreational applications. Standard pipe products are used in industrial applications such as steam, water, air, plumbing and heating. Pipe piling products are used in construction to stabilize groundwork and foundations. Mechanical tubing products are used for a variety of original equipment manufacturing needs such as axles, furniture, scaffolding and sports equipment.

Like OCTG, steel electrical conduit, HSS, standard pipe, pipe piling, and mechanical tubing products are produced by processing flat rolled steel into strips, which are cold-formed and then welded. The machinery and equipment used to manufacture our industrial products are similar to that used to manufacture our energy products. Our industrial products are not, however, subject to the same degree of testing and inspection as our energy products, therefore, these products cost less to manufacture. In addition, these products do not require end-finishing, further reducing the production costs of our industrial products as compared to our energy products.

Our Industrial Products

We produce steel electrical conduit, HSS, standard pipe, pipe piling, and mechanical tubing at our facilities in sizes ranging from 1/2” to 12” square, rectangular and round tubing. Our products range from 0.063 to 0.500 inch in thickness.

Marketing

HSS, standard pipe, pipe piling, and mechanical tubing markets are typically regional, primarily because order sizes are smaller and lead-time requirements are shorter than for OCTG. We sell to distributors, contractors and, to a lesser extent, endusers primarily through both company sales personnel and experienced manufacturing representatives. Our marketing strategy emphasizes delivering competitively priced, quality products while providing a high level of service to our customers.

The annual capacity at our steel electrical conduit, HSS, standard pipe, pipe piling and mechanical tubing products facilities is approximately 0.6 million tons. During 2004 and 2003, our industrial product group operated at a combined capacity of 69% and 75%, respectively.

Seasonality

Seasonal fluctuations also impact the demand for our industrial products to some extent. As demand is driven by nonresidential construction, the fourth quarter is typically a quarter of weaker demand.

Manufacturing

During 2004, 2003 and 2002, we spent $3.4 million, $6.4 million and $3.8 million, respectively, on additional equipment at our industrial facilities, excluding $6.5 million in 2004 for deposits relating to the new conduit facility. Our 2005 capital budget for our industrial facilities is $2 million. We have also committed $63 million on the construction of the new conduit facility. By consolidating our steel electrical conduit business into one location, we expect to eliminate our current outsourcing needs, which should decrease our manufacturing costs and improve our efficiency. In addition, we have chosen a location that is:

•	close to steel sources and on the inland waterway, which should result in lower inbound freight costs,
•	centrally located, which should reduce outbound freight costs, and
•	in an area of the country with cost-effective labor.

Competition

We believe the principal competitive factors affecting our steel electrical conduit, HSS, standard pipe, pipe piling and mechanical tube businesses are price, product availability, delivery and service.

During 2004, our primary steel electrical conduit competitors were Allied Tube & Conduit, A Division of Tyco International, Wheatland Tube Company, a John Maneely Company, and Western Tube & Conduit Corporation. The broad distribution network and service component of this business creates a significant barrier for entrance into this market. Our products also compete with PVC conduit, cable tray, and flexible metallic conduit which we do not manufacture. These products can be substituted for the types of products we manufacture in certain situations; thereby impacting our market share.

The HSS competitive market varies from that of steel electrical conduit. We compete primarily against several North American and numerous producers of structural tubing from the rest of the world. Foreign competitors, primarily from Canada, represented 25.4%, 21.0% and 22.5% of total U.S. sales of structural tubing in 2004, 2003 and 2002, respectively. During 2004, our more significant North American structural tube competitors were Bull Moose Tube Company, a subsidiary of the Caparo Group, Hanna Steel Corporation, Atlas Tube Inc., Independence Tube Corporation, Leavitt Tube Company, LLC, IPSCO Inc., Southland Tube, Inc. and Copperweld Corporation.

A significant market for standard pipe exists; however, we have chosen to reduce our sales in this market to focus on more profitable product lines. We compete with competitors from around the world. Foreign competition represented approximately 39.2%, 33.3% and 37.4% of total domestic sales of standard pipe in 2004, 2003 and 2002, respectively. During 2004, our more significant domestic standard pipe competitors were Wheatland Tube Company, United States Steel Corporation and IPSCO Inc.

RAW MATERIALS

Given steel comprises sixty percent of our production costs, in order to gain economies of scale with respect to pricing, quality, availability and delivery, we maintain, negotiate and execute our steel purchase agreements at the corporate level. During 2004, we consumed approximately 4.5% of all hot rolled steel produced in North America and as such, we believe we were the largest purchaser of hot rolled steel in this region. During 2004, 72% of our steel for our operations was purchased from Nucor Corporation and International Steel Group. We have aimed to strategically locate our facilities near steel sources to reduce transportation costs and working capital requirements. For example, our Hickman, Arkansas facility is located adjacent to a Nucor facility, which allows us to transport via rail at reduced expense. Further, its location near the river provides another transportation option in sourcing raw materials. To date, we have not experienced any significant disruption in our supply of raw materials.

EMPLOYEES

At December 31, 2004, we employed 2,830 people. The majority of our employees are not represented by a union. However, five locations operate under collective bargaining agreements with, or have employees who are members of, the United Steelworkers of America.

Prudential Steel Ltd., located in Calgary, Alberta, operates under a collective bargaining agreement that covers approximately 77% of its employees. The agreement is due to expire on December 31, 2006. The Elyria and Ferndale facilities of Republic Conduit also operate under collective bargaining agreements that in the aggregate cover 43% of the employees of Maverick C&P, Inc. The agreements are due to expire on November 15, 2005.

In addition, our Counce, Tennessee facility of Maverick Tube, L.P., operates under a collective bargaining agreement that covers approximately 82% of the employees at that location. The agreement is also due to expire on November 15, 2005. Furthermore, approximately 86% of the employees of Texas Arai, a division of Maverick Tube, L.P., are union members, however, the union at Texas Arai was decertified on January 12, 2005. In total, considering both Counce and Texas Arai locations, as of December 31, 2004, approximately 15% of the employees of Maverick Tube, L.P. are affiliated with a union.

RISK FACTORS

You should carefully consider the following risk factors and other information contained or incorporated by reference in this annual report on Form 10-K when evaluating our business and financial condition. Additional risks not presently known to us and risks that we currently deem immaterial may also impair our business operations.

A material decline in oil and natural gas prices should reduce demand for our energy products, which would cause our sales to decrease. Our principal products consist of OCTG, line pipe, coiled tubing and couplings. Sales of these products to the energy industry constitute our most significant revenue source. Demand for these products depends primarily on the number of oil and natural gas wells being drilled, completed and worked over in North America and the depth and drilling conditions of these wells. The level of these activities is primarily dependent on current and anticipated oil and natural gas prices. Many factors, such as the supply and demand for oil and natural gas, general economic conditions, global weather patterns, and global conflicts, affect these prices. As a result, future levels and volatility of oil and natural gas prices are uncertain. In periods where the demand level for our energy products is reduced, we would expect our sales of these products to decrease.

The level of imports of OCTG into North America, which has varied significantly over time, affects the North American OCTG market. We believe import levels of OCTG are affected by North American and overall world demand for OCTG and the relative value of the U.S. and Canadian dollars. The likely result of significant increases in imports would be decreased sales of our energy products and our overall profitability.

Increases in steel prices, which would increase the costs of manufacturing our products, could likely decrease our operating profits. Steel represents approximately sixty percent of our cost of goods sold. As a result, the steel industry affects our business both positively and negatively. Numerous factors, most of which are beyond our control, drive the cycles of the steel industry and influence steel prices. Some of these factors are:

•	general economic conditions,
•	industry capacity utilization,
•	import duties, and
•	other trade restrictions and currency exchange rates.

If steel prices increase and we are unable to increase our selling prices by a similar amount, our operating profit would decrease.

We depend on a few suppliers for a significant portion of our steel, and the loss of one or more significant suppliers could adversely affect our ability to obtain our most important raw material. Historically, we have purchased a significant portion of our steel from a small number of suppliers. The loss of any of these suppliers or interruption of production at one or more of the suppliers could adversely affect our ability to obtain our most important raw material. In such a case, our cost of purchasing steel from alternate sources could be higher and could temporarily affect our ability to produce sufficient quantities of our products necessary to sustain our market share, thus impacting our results of operations.

Reductions in base industry inventory levels could reduce our sales and profit. Industry inventory levels of our products, particularly OCTG, can change significantly from period to period. These changes can have a direct adverse effect on the demand for new production of energy and industrial products when customers draw from inventory rather than purchase new products. Reduced demand, in turn, would likely result in reduced sales volume and overall profitability.

Our plans to consolidate our conduit operations into one facility may not be successful. We are in the process of consolidating our conduit operations into a state-of-the-art facility to be located in Louisville, Kentucky. In connection with the consolidation, we expect to spend approximately $63 million, which will include the purchase of land, building, new equipment and upgrades to existing equipment to improve the efficiency and productivity of our conduit manufacturing operations. The consolidation of our conduit operations may expose us to certain risks such as severance and plant abandonment costs, potential unforeseen or higher-than-expected costs, and risk associated with operating difficulties. Any of these risks could adversely affect or prevent the success of our efforts to consolidate our conduit operations.

If we are unable to successfully complete and integrate strategic acquisitions in a timely manner, our growth strategy could be adversely impacted. An important element of our growth strategy has been and continues to be the acquisitions of other businesses that either expand or complement our existing product lines. Integrating businesses, however, involves a number of special risks, including:

•	the possibility management may be distracted from regular business concerns by the need to integrate operations,
•	unforeseen difficulties in integrating operations and systems,
•	problems relating to assimilating and retaining the employees of the acquired business,
•	accounting issues that arise in connection with the acquisition,
•	challenges in retaining customers, and
•	potential adverse short-term effects on operating results.

In addition, we may incur debt to finance future acquisitions and issue securities in connection with future acquisitions that may dilute the holdings of our current or future stockholders. If we are unable to successfully complete and integrate strategic acquisitions in a timely manner, our growth strategy could be adversely impacted.

The operations of the endusers of our products expose us to potential product liability claims. Drilling for and the transmission of oil and natural gas involve a variety of risks, including risks relating to failures, leaks and fires. Actual or claimed defects in our products could give rise to claims, liabilities, costs and expenses, including but not limited to:

•	loss of life,
•	personal injury,
•	property damage,
•	damage to equipment and facilities,
•	pollution, and
•	loss of production or suspension of operations.

Product liability claims occur infrequently in our business, but when they happen, they can be material. We maintain insurance coverage against potential product liability claims, other than pollution, with a deductible of $0.6 million per occurrence and a total claim limit of $52 million per year. However, in the future we may incur product liability claims in excess of our insurance coverage or that are subject to substantial deductibles or results in uninsured product liability costs. These liabilities and costs could have a material adverse effect on our business, result of operations and financial condition. Moreover, any claims made under our policies will likely cause our premiums to increase, and we may not be able to maintain adequate insurance coverage levels in the future.

Our level of indebtedness could make us vulnerable to down-turns in the energy market. Because our energy business is highly cyclical, our historical financial results have been, and our future financial results are expected to be, subject to fluctuations. While management believes our current level of indebtedness is reasonable relative to our current capitalization and working capital positions, our level of indebtedness could increase our vulnerability to cyclical declines in the energy markets. More specifically, our level of indebtedness could affect our operations and expose us to greater risks during a cyclical decline in several ways, including, but not limited to:

•	a greater percentage of our cash flow would be required to be used to service our indebtedness,
•	we may not be able to generate sufficient cash flow from operations to enable us to meet our debt service and other fixed-charge requirements,
•	we may not be able to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate and other purposes,
•	our flexibility in planning for, or reacting to changes in, our businesses and the industries in which we compete may be limited, and
•	we may be put at a possible competitive disadvantage with respect to our competitors that have relatively less indebtedness.

Covenant restrictions in our senior revolving credit facility could limit our ability to operate our business. Our senior revolving credit facility contains certain restrictive covenants that prohibit or impose limitations (subject to certain exceptions) on us, with respect to, among other things:

•	the creation or incurrence of additional indebtedness,
•	the creation or incurrence of liens,
•	investments,
•	mergers, acquisitions or changes of existence, ownership or business operations,
•	the sale or other disposition of assets other than inventory in the ordinary course of business,
•	the declaration or payment of dividends or the purchase, redemption, retirement or other acquisition of capital stock,
•	transactions with affiliates,
•	capital expenditures in excess of $30 million in any calendar year, and
•	granting of any negative pledge in any agreement, contract or understanding with a third party.

Any one of these covenants could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. Moreover, our failure to comply with the financial and other covenants could result in an event of default that, if not cured or waived, would prevent us from borrowing under our senior revolving credit facility and could require us to repay our borrowings before their due date. If we were unable to make this repayment or otherwise refinance these borrowings, our lenders could foreclose on our assets.

Because of the amount of business we conduct in Canada, decreases in the value of the Canadian dollar compared to the U.S. dollar reduce the profitability of our Canadian operations. Although our financial results are reported in U.S. dollars, a portion of our sales and operating costs is denominated in Canadian dollars. Consequently, in consolidating the financial results of our Canadian operations for reporting purposes, we are exposed to cash flow and earnings volatility as a result of fluctuations in relative currency values. A significant decrease in the relevant value of the Canadian dollar would reduce the profitability of our Canadian operations, which would adversely affect the results of our consolidated operations.

Our industry is characterized by intense competition. We compete against a number of companies in each of our principal business lines. Some of our competitors are larger than we are and have greater financial and marketing resources and business diversification. These companies may be better able than us to successfully endure down-turns in either the energy or industrial products sector. The structural, steel electrical conduit and portions of our energy products markets are largely commodity-based in nature, and as a result, price competition is of particular importance. In periods of reduced demand for our products, we can either choose to maintain market share by reducing our selling prices to meet competition or maintain selling prices which likely would sacrifice market share. Sales and overall profitability would be reduced under either scenario.

Compliance with and changes in environmental, health and safety laws regulating the operation of our business could increase the costs of producing our product and expose us to environmental claims. Our businesses are subject to numerous U.S. and Canadian local, state, provincial and federal laws and regulations concerning environmental, health and safety matters, including those relating to air emissions, wastewater discharges and the generation, handling, storage, transportation, treatment and disposal of hazardous wastes. Violations of such laws and regulations can lead to substantial fines and penalties. Also, there are costs associated with compliance with these laws and regulations and risks of additional costs and liabilities relating to the investigation and remediation of past or present contamination, at current as well as former properties utilized by us and at third-party disposal sites, regardless of fault or the legality of the original activities that led to such contamination. Moreover, future developments, such as changes in laws and regulations, more stringent enforcement or interpretation thereof and claims for property damage or personal injury could cause us to incur substantial losses or expenditures. Although we believe we are materially compliant with all applicable current laws and regulations, any new or modified laws or regulations could increase the cost of producing our products, thereby reducing our profits.

Certain of our operations are subject to collective bargaining agreements that could subject us to additional labor costs. Three of our subsidiaries operate under collective bargaining agreements with the United Steelworkers of America. The agreements cover approximately 29% of our total workforce. Three of these agreements expire in 2005 and one expires in 2006. Our failure to renew or negotiate new collective bargaining agreements with substantially similar terms could result in labor disruptions and increased labor costs, thereby increasing the costs of producing our products.

We have defined benefit pensions plans, which could result in charges against our earnings. Our subsidiary, Prudential Steel Ltd., sponsors two pension plans and a postretirement benefit plan for substantially all of its Canadian employees and a supplemental executive retirement plan for certain former key Prudential executives. At December 31, 2004, certain of these plans were underfunded in the aggregate by approximately $14.6 million. In addition, if these plans fail to achieve an investment return equal to the estimated rate for a particular fiscal year, such deficiency could result in a charge against earnings for that and subsequent years.

Effective internal controls over financial reporting provide only a reasonable assurance as to the preparation and fair presentation of financial statements. Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to prevent fraud. However, because of the inherent limitations with any system of controls, including the possibility of human error, the circumvention or overriding of controls, or fraud, internal control over financial reporting may not prevent or detect misstatements. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. Moreover, projections of the effectiveness of internal control over financial reporting in future periods are subject to the risk that the control may become inadequate because of changes in condition or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our controls, fail to implement new or improved controls, or if we experience difficulties in implementing these controls, our business and operating results could be affected, we could fail to meet our reporting obligations and there could be a material adverse effect on our stock price.

ITEM 2 Properties

Operating Properties

We own and operate 9 manufacturing facilities located in the U.S. and Canada and lease one building at our Hickman, Arkansas, facility. Please see the table under the caption “Our Company” in Item 1 Business for a summary of information concerning these facilities. In addition, we lease 66,500 square feet of office space in Chesterfield, Missouri, and 15,816 square feet of office space in Calgary, Alberta, which we use as our headquarters for our U.S. and Canadian business, respectively. These leases expire in 2008. We also maintain leased sales offices throughout the world.

We believe our facilities are adequately insured, properly maintained and equipped with machinery and equipment suitable for their use. All of our operating facilities have been pledged as collateral under our senior revolving credit facility. See “Liquidity and Capital Resources” in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Property Held for Sale

We own four acres in Youngstown, Ohio. This site has a 44,000 square-foot office building. The Company expects to sell the Youngstown, Ohio land and office building during 2005 as part of its relocation of the administrative functions of Republic Conduit.

ITEM 3 Legal Proceedings

We periodically have claims arising in the normal course of business that proceed to litigation. We maintain insurance coverage against these claims whether or not such claims give rise to litigation in an amount we believe to be adequate. We are not aware of any litigation to which we are a party where the outcome would have a material adverse effect on our business or operations.

ITEM 4 Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2004, covered by this report, no matters were submitted to a vote of our stockholders through the solicitation of proxies or otherwise.

PART II

ITEM 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.01 per share, is traded on the New York Stock Exchange under the symbol “MVK.” Our exchangeable shares are traded on the Toronto Stock Exchange under the symbol “MAV.”

The high and low closing sales prices of our common stock during the first, second, third and fourth quarters for the years ended December 31, 2004 and 2003, respectively, were as follows:

	2004		2003
Quarter	High	Low	High	Low

First	$23.97	$17.00	$18.71	$12.17
Second	$27.65	$20.11	$21.53	$16.88
Third	$31.82	$26.08	$19.36	$14.29
Fourth	$31.75	$25.75	$20.99	$15.76

The high and low closing sales prices in Canadian dollars on the Toronto Stock Exchange of our exchangeable shares during the first, second, third and fourth quarters for the years ended December 31, 2004 and 2003, respectively, were as follows:

	2004		2003
Quarter	High	Low	High	Low

First	C$32.03	C$22.00	C$27.61	C$19.25
Second	C$36.75	C$28.00	C$28.96	C$24.28
Third	C$41.36	C$34.36	C$25.12	C$19.60
Fourth	C$40.00	C$32.11	C$28.30	C$20.50

There were 103 holders of record of our common stock as of February 28, 2005. There were 6 holders of record of our exchangeable shares as of February 28, 2005.

We have not declared or paid cash dividends on our common stock since incorporation. We currently intend to retain earnings to finance the growth and development of our business and do not anticipate paying cash dividends in the near future. Any payment of cash dividends in the future will depend upon our financial condition, capital requirements and earnings as well as other factors the Board of Directors may deem relevant. Our revolving credit facility with commercial lenders restricts the payment of dividends to our stockholders without the approval of our lenders.

ITEM 6 Selected Financial Data

The selected financial data for the Company set forth below for each of the five years ended December 31, 2004, should be read in conjunction with “Management’s Discussion and Analysis on Financial Results of Operations,” the consolidated financial statements, related notes and other financial information included herein.

(in thousands, except per share data)	Year Ended December 31,
	2004	2003	2002	2001	2000
Statement of Income Data:
Net sales	$1,456,264	$884,317	$452,913	$544,933	$562,023
Cost of goods sold	1,047,777	783,353	409,916	441,843	488,397
Gross profit	408,487	100,964	42,997	103,090	73,626
Selling, general and administrative	88,058	56,142	34,032	30,372	25,466
Restructuring charges (1)	-	584	1,186	8,061	-
Trade case relief	(3,633)	(1,104)	(2,709)	-	-
Start-up costs (2)	-	-	-	1,101	267
Income from operations	324,062	45,342	10,488	63,556	47,893
Transaction costs (3)	-	-	-	-	11,253
Interest expense	10,374	9,637	4,325	3,090	3,177
Income from continuing operations before income taxes and cumulative effect of accounting change	313,688	35,705	6,163	60,466	33,463
Provision for income taxes	118,308	12,748	3,277	21,228	14,736
Income from continuing operations before cumulative effect of accounting change	195,380	22,957	2,886	39,238	18,727
Loss from operations of discontinued DOM facility, less applicable income tax benefit (4)	-	-	-	(957)	(2,162)
Gain (loss) on disposal of DOM facility (4)	-	-	518	(10,240)	-
Income before cumulative effect of accounting change	195,380	22,957	3,404	28,041	16,565
Cumulative effect of accounting change	(1,584)	-	-	-	-
Net income	$193,796	$22,957	$3,404	$28,041	$16,565

Diluted earnings per share from continuing operations	$4.57	$0.55	$0.08	$1.15	$0.54

Diluted earnings per share	$4.54	$0.55	$0.09	$0.82	$0.48

Average shares deemed outstanding (5)	42,751	42,196	38,492	34,117	34,525

Other Data:
Depreciation and amortization	$27,698	$22,411	$19,954	$14,841	$12,602
Capital expenditures	34,820	20,902	22,809	25,784	51,780
Balance Sheet Data:
(End of period)
Working capital	$471,083	$253,663	$201,195	$142,316	$118,828
Total assets	1,002,437	670,726	595,883	357,447	390,818
Current maturities of long-term debt	3,298	3,533	2,977	938	866
Short-term revolving credit facility	-	-	-	3,219	20,766
Long-term revolving credit facility	54,660	50,213	132,927	62,000	62,038
Other long-term debt (less current maturities)	122,981	124,209	2,742	5,991	6,929
Stockholders’ equity	595,664	384,798	338,286	225,383	213,256

(1)
The Company recorded a restructuring charge for the write-down of property and equipment and accrual of other cash obligations of $584, $1,186 and $8,061 for the years ended December 31, 2003, 2002, and 2001, respectively, resulting from the closing of the Longview facility and the relocation of most of that facility’s production equipment to Hickman, Arkansas.

(2)	Represents the operating loss of the Company’s large diameter pipe and tubing facility, which began operations in October 2000, and the Longview facility, which began operations in December 1998.
(3)
In connection with the Prudential combination, the Company recorded transaction costs of $11,253 for the year ended December 31, 2000. Transaction costs include investment banking, legal, accounting, printing, severance pay, and other costs directly related to the combination.

(4)	The Company decided to discontinue its DOM business during 2001.
(5)	The Company adopted EITF 04-8 during 2004 and has included the diluted effect of the convertible notes and the new notes in diluted earnings per share for all periods presented.

ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, commonly referred to as MD&A, is intended to help the reader understand Maverick Tube Corporation, our operations, and our business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes. This overview summarizes the MD&A, which includes the following sections:

•	Our Business — a general description of the key drivers that affect our business and the industries in which we operate.
•	Our Business Strategy — a description of the strategic initiatives on which we focus and the goals we seek to achieve.
•	Results of Operations — an analysis of our Company’s results of operations for the three years presented in our financial statements.
•
Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, off-balance sheet arrangements and contractual obligations, the potential impact of currency exchange, and an overview of financial position.

•	Critical Accounting Estimates — a description of accounting estimates that require critical judgments and estimates.

OUR BUSINESS

We believe there are certain key drivers and industry factors that are critical to understanding our business. For instance, the general driver of demand for our energy products is the level of enduser exploration, drilling, development and production of oil and natural gas. The general driver of demand for our industrial products is the general level of economic activity in North America. For both our energy and industrial products, the cost of steel is one of the primary factors that can affect our profitability in any given year. In order to gain a deeper understanding of our business, however, we are providing an analysis of drivers and factors that are directly linked to the primary products we produce.

Demand-Related Drivers and Factors

OCTG

We manufacture production casing, surface casing, and production tubing. These OCTG products are used in new oil and natural gas wells. Accordingly, the primary driver for our OCTG business is the level of oil and natural gas drilling activity in North America. The indicator we use to measure drilling activity is the number of oil and natural gas drilling rigs that are active, commonly known as rig count, prepared by Baker Hughes Incorporated. We believe the Baker Hughes rig count is widely accepted within the energy industry as a reliable indicator of drilling activity levels.

The level of drilling activity is largely a function of current prices for oil and natural gas and the industry’s future price expectations. Changes in prices drive the amount of resources our endusers commit to the exploration and production of oil and natural gas. Accordingly, increases and decreases in prices have a direct effect on the demand for our OCTG products.

The amount of imports from foreign competitors also significantly affects the North American OCTG market. High levels of imports reduce the volume sold by North American producers and tend to suppress selling prices. We believe import levels of OCTG are affected by North American and overall world demand for OCTG and the relative value of the U.S. and Canadian dollars.

Another item which reflects demand for our energy products in the U.S. is inventory levels maintained by manufacturers, distributors and endusers and whether these inventory levels are being increased, reduced, or maintained. Inventory levels in Canada are less meaningful because Canadian endusers and distributors do not generally hold significant amounts of inventory.

The following table illustrates these demand-related drivers and factors for the last three years:

	Year Ended December 31,
	2004	2003	2002
U.S. Market Activity:
Average rig count	1,190	1,031	831
Average U.S. energy prices:
Oil per barrel (West Texas
Intermediate)	$41.42	$31.26	$26.18
Natural gas per MCF	$5.67	$5.50	$3.29

U.S. OCTG Consumption:
(in thousands of tons)
U.S. producer shipments	2,090	1,871	1,465
Imports	1,105	758	490
Inventory (increase)/decrease	(122)	(1)	209
Used pipe	55	62	93
Total U.S. consumption	3,128	2,690	2,257

Canadian Market Activity:
Average rig count	369	372	262
Average Canadian energy prices:
Natural gas per U.S. $ per MCF	$5.20	$4.92	$2.68

Canadian OCTG Consumption:
(in thousands of tons)
Canadian producer shipments	567	539	405
Imports	379	403	195
Inventory (increase)/decrease	(93)	(116)	2
Total Canadian consumption	853	826	602

The U.S. rig count in the table is based on weekly rig count reporting from Baker Hughes, Incorporated. Energy prices in the table are monthly average period prices as reported by Spears and Associates for West Texas Intermediate grade crude oil and the average U.S. monthly natural gas cash price as reported by Natural Gas Week. Imports are as reported by Duane Murphy and Associates in “The OCTG Situation Report.” Inventory (increase)/decrease is our estimate based upon independent research by Duane Murphy and Associates. Used pipe quantities are calculated by multiplying 8.3 recoverable tubing and casing tons by the number of abandoned oil and natural gas wells. U.S. consumption of OCTG is our estimate based on estimated per rig consumption of OCTG multiplied by the Baker Hughes rig count. U.S. producer shipments are our estimates calculated based on the components listed above.

The Canadian rig count in the table is based on weekly rig count reporting from Baker Hughes, Incorporated. Energy prices in the table are the average Alberta natural gas spot price as reported by Nickles Energy Group. Imports are as reported by Statistics Canada. Inventory (increase)/decrease is our estimate based upon data reported by Statistics Canada. Canadian producer shipments are reported by Statistics Canada Steel Pipe and Tube Report.

Oil and natural gas prices were higher on average throughout 2004 compared to 2003 and 2002 as higher energy demand, relatively low supply, and geopolitical instability maintained upward pressure on pricing. These factors prompted an increase in North American drilling during 2004 compared to 2003 and 2002. As a result, we experienced additional demand for our products in 2004 compared to 2003 and 2002. We expect demand for our energy products to continue to remain strong throughout 2005 as both oil and natural gas prices are expected to sustain the number of active drilling rigs.

Line Pipe

Line Pipe is used to transport the oil and natural gas from the wellsite to the refining or storage facilities. Accordingly, as with OCTG, drilling activity is a key driver of our line pipe business. However, because line pipe is used later in the energy cycle, the impact to our line pipe business lags 6 to 12 months behind drilling activity changes.

Similar to OCTG, we analyze the demand for our line pipe products by focusing on the Baker Hughes rig count, the impact of changes in the price of oil and natural gas, the effect of imports, and industry inventory levels. In addition to the OCTG drivers and factors, our line pipe sales are also influenced by the level of pipe line construction activity, line pipe replacement requirements, new residential construction and utility purchasing programs.

As we mention in our OCTG discussion, the North American rig count increased as prices for oil and natural gas increased from 2003 to 2004. As a result, in analyzing the Baker Hughes rig count, it appears that U.S. and Canadian demand for line pipe (under 16”) increased during 2004 by an estimated 13.5% and 1.2%, respectively, from 2003. For U.S. sales, domestic shipments increased by 9.5% in 2004 even though market share of domestic sales decreased by 2.2% to 61.8% due to aggressive import activity. For Canadian sales, domestic shipments decreased by 9.6% in 2004 primarily because of a large seamless line pipe project that used product from Argentina and Mexico, which resulted in a decrease of 7.7% in market share of domestic sales to 64.0%.

Coiled Tubing and Coiled Line Pipe

Coiled tubing is used down-hole as production tubing and to “workover” wells, which means to service existing oil and natural gas wells by reestablishing well production and extending well life. Accordingly, the primary driver for our coiled tubing business is the number of wells being worked over. We believe the Baker Hughes workover rig count is a reliable indicator for this type of activity. The factors that impact the Baker Hughes workover rig count are similar to those that affect the rig count that drives OCTG. North American workover rigs averaged 1,850 in 2004, a 25.1% increase compared to 2003.

Coiled line pipe is used in subsea flow line applications where the use of continuous reels of our premium coated steel line pipe reduces both mobilization and installation costs. Demand for this product has been further enhanced by the role liquefied natural gas is expected to play in natural gas supply in the future. Umbilical tubing is used in subsea control systems that connect the wellhead on the sea floor with surface production installations. The primary driver of coiled line pipe demand and umbilical tubing demand is offshore spending, both in the Gulf of Mexico and international offshore drilling. In 2004, U.S. offshore drilling spending decreased 1.9% to $10.5 billion from 2003, while international spending was up 3.4% to $27.5 billion. According to Spears and Associates, global offshore spending for 2005 is forecast to reach $42.6 billion, an increase of 12.1% over 2004.

Couplings

We manufacture couplings in both carbon and alloy steel grades and we have the capabilities to provide a full range of API couplings from 2 3/8” to 20” in nominal sizes.  Our API couplings are manufactured, inspected and tested to ensure that they meet or exceed API specifications.  We also manufacture a full range of premium couplings through various licensing agreements.  Premium couplings are made to customer specification and offer superior performance for a wide range of complex applications.

Industrial Products

Our industrial products are used in numerous applications. Consequently, the sources of demand for these products are diverse. However, we believe the primary demand driver for our industrial products is the general level of economic activity in the construction, transportation, agricultural, material handling and recreational market segments. Our significant industrial product types are steel electrical conduit, hollow structural sections, or HSS, standard pipe, pipe piling and mechanical tubing.

Steel Electrical Conduit

The primary application for steel electrical conduit is sheathing for electrical and communications wiring in industrial, commercial and institutional construction, which is classified in general as nonresidential construction. As such, steel electrical conduit demand is primarily influenced by changes in spending on nonresidential construction. Estimated domestic consumption of steel electrical conduit during 2004, 2003 and 2002 was 0.5 million, 0.5 million and 0.6 million tons, respectively. We estimate that U.S. demand for steel electrical conduit of the types we produce decreased seasonally by approximately 25.6% during the fourth quarter of 2004 as compared to the prior year period as previously built inventory levels declined. Published forecasts for U.S. nonresidential construction activity in 2005 predict a 2.7% increase in construction starts, compared to a modest increase of 0.9% experienced in 2004.

We are one of four producers that account for most of the steel electrical conduit consumed in the U.S. We estimate our domestic market share increased from 35.4% to 36.2%, due to our ability to produce product in a tight steel market during the second quarter of 2004.

HSS

We estimate domestic consumption of HSS during 2004, 2003 and 2002 was 2.1 million, 1.9 million and 1.7 million tons, respectively. In addition, we estimate the U.S. demand for HSS of the type we produce increased by 11.1% in 2004 as compared to 2003, and total U.S. producer shipments increased by 4.9%, although imports captured 4.4% more market share, bringing the import market share to 25.4%. We estimate our domestic market share decreased from 8.8% to 8.4%. We believe this is due to our focus on increasing our selling prices throughout the year.

In 2003, the Canadian International Trade Tribunal ruled that imports from the Republic of South Korea, the Republic of Turkey, and the Republic of South Africa were dumped in Canada at significant margins. As a result, imports from these countries are subject to an administrative process of determining normal values or import prices are advanced by a 67% duty. These administrative procedures will apply to all imports of HSS from these countries through August 2008.

Standard Pipe

Standard pipe is primarily used in construction applications for transporting gases and fluids. The most significant drivers of demand for standard pipe are general economic activity and nonresidential construction expenditures. We estimate domestic consumption of standard pipe during 2004, 2003 and 2002 was 2.9 million, 2.4 million and 2.5 million tons, respectively. According to published reports and management estimates, preliminary numbers indicate U.S. standard pipe demand for 2004 increased over 2003 by 20.2%. While domestic shipments increased 9.5%, the import market share increased to 39.2% in 2004 from 33.3% in 2003.

Selling Prices of Our Products

Our average annual selling price for OCTG, line pipe, steel electrical conduit, HSS and standard pipe in 2004 increased by 68.0%, 66.9%, 73.6%, 90.5% and 65.5% over the average selling price in 2003, respectively. Similarly, our average selling price for our Canadian energy products and industrial products from 2003 to 2004 increased by 39.5% and 70.2%, respectively. Our Canadian pricing in 2004 was further impacted by a 7.5% increase in the exchange rate. These selling price increases were driven by additional demand for our products and steel price increases.

Steel Costs of Our Products

The steel component of our costs of goods sold represents approximately sixty percent of our total costs of good sold. Accordingly, we believe another key driver of our profitability is the cost of steel and our ability to pass that cost onto our customers. The following table illustrates the price of steel over the last six years:

The significant increase in our cost of steel experienced in 2004 resulted primarily from steel suppliers imposing unprecedented scrap surcharges upon us based upon the American Metal Market’s Consumer Buying Price for No. 1 Busheling. The amount of the surcharge fluctuated monthly throughout 2004 and reached an all-time high in September at $225 per ton.

Because we value our inventory using an average cost methodology, our steel component of our cost of goods sold lags steel price changes by approximately 4 to 6 months. Therefore, our average steel component of cost of goods sold reached $496 per ton for 2004 which represents an increase of 45% over the average cost of steel per ton in 2003. Our replacement cost of steel peaked in November at 56% higher than the 2004 average cost of goods sold for 2004. These higher replacement costs will flow into cost of goods sold during the first and second quarters of 2005.

We believe the cost of steel is trending downward, and as such, we expect our first quarter 2005 replacement cost of steel to be equal to our fourth quarter 2004 cost of goods sold which was approximately 40% higher than the average cost of steel per ton in 2003.

As a result of these steel cost changes and our ability to raise our selling prices throughout 2004, we experienced high profit margins during the first three quarters of 2004. By fourth quarter, our profit margins were reduced as the higher cost of steel flowed into cost of goods sold and partially offset the selling price changes described above.

OUR BUSINESS STRATEGY

We have developed a business strategy that is focused on the following strategic initiatives:

Generate Profitable Organic and Strategic Growth - We are committed to being a growth company. Since 2001, our net sales and earnings per share have grown at a compound annual growth rates of 37.4% and 76.9%, respectively. Our growth has positioned us, we believe, as the North American market share leader in oilfield tubing and casing, coiled tubing, line pipe, coiled line pipe, couplings, and other custom-engineered pipe products used in oil and natural gas exploration, production, and transmission. In 2004, we completed the acquisition of Texas Arai, the North American market share leader in API and premium couplings. Our $63 million investment to consolidate our Republic Conduit facilities in Louisville, Kentucky to be completed in early 2006 represents our commitment to organic growth in 2005. In addition, we are investing approximately $12 million to increase the manufacturing capacity of Precision Tube, our coiled tubing business, by 50%. This facility is operating near capacity and, based on anticipated demand, this expansion will allow us to continue to grow net sales and increase market share.

Expand Geographic Reach and Portfolio of Value-Added Oil Service Products - With our strong financial position, broadening our geographic reach and adding complementary products to our portfolio is a major focus. We continually seek opportunities for strategic growth through acquisitions as we did with the expansion into coiled tubing and subsea umbilicals in 2002 and 2003, respectively. While the nature and timing of such activities cannot be predicted, we are confident in our ability to continue to identify, acquire and assimilate attractive investment opportunities that satisfy our return on investment criteria.

Achieve the Best Safety Record in the Oil Service Industry - The Company has made solid strides in our safety performance. By implementing training programs, engineering safer work stations and rewarding safe practices, we have reduced our safety index by 60% in 2003 and another 27% in 2004. Effects by all employees, at all levels, have been critical to produce these spectacular improvements.

Generate Superior Returns on Capital Employed in All Business Units - The ultimate measure of our success is, of course, the creation of shareholder value. We remain committed to generating superior returns on capital employed in each of our business units. In early 2005, we restructured the Company along business unit lines to provide a management structure conducive to future growth, as well as allowing us to better focus our attention and energies on our increasingly diverse products and constituencies. Further, it provides the mechanism to monitor return on net assets to ascertain which business units continue to provide shareholder value.

RESULTS OF OPERATIONS

We experienced strong market conditions in 2004 that drove our overall operations. We also aggressively priced most of our products based upon market demand and to absorb the unusually high steel costs we incurred throughout 2004. Because a significant portion of the products we sold at the higher prices were made using lower cost steel, we achieved record levels of gross profit and net income in 2004.

The following table illustrates the operating results and tons shipped for the periods presented (in millions, except per share data and tons shipped):

			2004 vs. 2003
	2004	2003	Change	% Change

Energy tons shipped	861,484	882,109	(20,625)	(2.3%)
Industrial tons shipped	392,423	399,535	(7,112)	(1.8%)
Total tons shipped	1,253,907	1,281,644	(27,737)	(2.2%)

Net sales	$1,456.3	$884.3	$572.0	64.7%
Cost of goods sold	1,047.8	783.3	264.5	33.8%
Gross profit	408.5	101.0	307.5	304.5%
Income from operations	324.1	45.3	278.8	615.5%
Income from continuing operations before income taxes and cumulative effect of accounting change	313.7	35.7	278.0	778.7%
Income before cumulative effect of accounting change	195.4	23.0	172.4	749.6%
Net income	193.8	23.0	170.8	742.6%
Diluted earnings per share before cumulative effect of accounting change	4.57	0.55	4.02	730.9%
Diluted earnings per share	4.54	0.55	3.99	725.5%

			2003 vs. 2002
	2003	2002	Change	% Change

Energy tons shipped	882,109	575,994	306,115	53.1%
Industrial tons shipped	399,535	164,858	234,677	142.4%
Total tons shipped	1,281,644	740,852	540,792	73.0%

Net sales	$884.3	$452.9	$431.4	95.3%
Cost of goods sold	783.3	409.9	373.4	91.1%
Gross profit	101.0	43.0	58.0	134.9%
Income from operations	45.3	10.5	34.8	331.4%
Income from continuing operations before income taxes	35.7	6.2	29.5	475.8%
Income from continuing operations	23.0	2.9	20.1	693.1%
Net income	23.0	3.4	19.6	576.5%
Diluted earnings per share from continuing operations	0.55	0.08	0.47	587.5%
Diluted earnings per share	0.55	0.09	0.46	511.1%
Year Ended December 31, 2004, Compared to Year Ended December 31, 2003

Overall Company

2004 net sales of $1,456.3 million increased $572.0 million, or 64.7%, compared to 2003. These results were primarily attributable to a 68.3% increase in overall average net selling prices up from an average of $690 per ton to $1,161 per ton. We increased our prices based upon additional product demand and to offset increases in the cost of steel implemented by our major steel suppliers. Because of our aggressive price increases, we experienced a 2.2% decrease in total product shipments, from 1,281,644 tons for 2003 to 1,253,907 tons for 2004.

2004 cost of goods sold of $1,047.8 million increased $264.5 million, or 33.8%, compared to 2003. Overall average unit cost per ton of products sold increased 36.8% in 2004 over the prior year, from an average of $611 per ton to $836 per ton. Costs increased primarily due to an increase in the cost of steel experienced for 2004 compared to the prior year.

We earned gross profit of $408.5 million during 2004, compared to $101.0 million in 2003. Gross profit per ton for 2004 was $326 per ton as compared to $79 per ton for 2003. Gross profit as a percentage of net sales was 28.1% for 2004, as compared to 11.4% for 2003. Gross profit per ton increased primarily due to strengthening market conditions in both our energy and industrial products lines and the sale of generally lower cost inventory at higher selling prices during the first three quarters of 2004. We began to experience the impact of the higher cost of steel during the fourth quarter of 2004, and we expect these higher costs to be expensed during the first and second quarters of 2005. As a result, we expect our gross profit margins to decrease in 2005 from the historic highs experienced in 2004.

Selling, general and administrative expenses increased $31.9 million, or 56.8%, to $88.1 million during 2004 from $56.2 million during 2003. The increase resulted primarily from additional commission expense on our industrial product line, additional reserves in our allowance for doubtful accounts, incentive compensation, write-downs on our joint venture and variable interest entity investments and charges related to business development activities. Selling, general and administrative expenses as a percentage of net sales in 2004 were 6.0% compared to 6.4% for the prior year. The decrease resulted primarily from the increase in net sales.

The Company recognized $3.6 million in income during 2004 as recoupment of lost profits related to trade cases outstanding with the Department of Commerce. Payments went to various companies, including ours, under the Continued Dumping & Subsidy Offset Act of 2000, commonly referred to as CDSOA, and were made to cover certain expenses including investment in manufacturing facilities and acquisition of technology incurred after the imposition of antidumping and anti-subsidy measures. We cannot predict the amounts or the certainty of any future recoveries associated with this Act. Because these expenses were included in operating income in previous years, we recorded the recovery as a separate line item included in operating income to consistently reflect the effect of this payment on operations.

Interest expense increased $0.8 million, or 8.3%, to $10.4 million in 2004 from $9.6 million for 2003. This increase was due to higher average borrowings and higher average interest rates during 2004 as compared to the prior year.

The provision for income taxes on continuing operations was $118.3 million for 2004, compared to the prior year provision of $12.7 million. This change is attributable to the generation of pretax income of $313.7 million in 2004, compared to pretax income in 2003 of $35.7 million. The effective tax rate for 2004 was impacted by the generation of more pretax income and a greater proportion of that income being derived from U.S. operations.

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” on March 31, 2004, which resulted in the consolidation of Pennsylvania Cold Drawn (“PCD”) as of that date. As a result, we recorded a $1.6 million noncash cumulative charge net of income tax benefit of $1.0 million to recognize the prior losses of PCD during the first quarter of 2004.

As a result of the increased gross profit and the other factors described above, we generated net income of $193.8 million, or $4.54 diluted income per share in 2004, an increase of $170.8 million from the $23.0 million, or $0.55 diluted income per share reported for 2003. As with our gross profit, we expect our net income will decrease in 2005 from the historic highs experienced in 2004.

Energy Products Segment

2004 energy products sales of $954.5 million increased $332.6 million, or 53.5%, compared to 2003. Energy product shipments decreased 20,625 tons, or 2.3%, to 861,484 tons from 882,109 tons over the same period. While average U.S. rig counts increased to 1,190 in 2004 from 1,031 in 2003, our energy products shipments primarily decreased as we raised our prices more aggressively than our competitors. Average Canadian rig count decreased slightly from 372 active rigs for 2003 to 369 active rigs for 2004. Overall average net selling prices for energy products increased 57.2% for 2004 from the prior year, from an average of $705 per ton to $1,108 per ton. The increase in energy product sales was primarily due to selling price increases, which were driven by additional demand and higher steel costs.

2004 energy products cost of goods sold of $730.9 million increased $188.5 million, or 34.8%, compared to 2003. The increase was primarily due to increased steel surcharges implemented by our suppliers. Gross profit for energy products was $223.6 million for 2004 compared to $79.5 million for the prior year. Gross profit per ton primarily increased due to higher selling prices. Gross profit was $260 per ton for 2004 as compared to $90 per ton in the prior year, reflecting stronger selling prices. Energy product gross profit margin percentage was 23.4% for 2004, compared to a gross profit margin percentage of 12.8% for the prior year. Gross profit per ton primarily increased due to the sale of lower cost inventory at higher selling prices. We expect the higher costs of steel will continue to flow through cost of goods sold through the first and second quarters of 2005. Depending on the energy market and the extent that higher costs of steel cannot be absorbed through increased selling prices, these higher costs of steel could impact our gross profit margins in 2005.

Industrial Products Segment

2004 industrial products sales of $501.8 million increased $239.4 million, or 91.2%, compared to 2003. Industrial product shipments decreased 7,112 tons, or 1.8%, to 392,423 tons from 399,535 tons over the same periods. Overall average net selling price for industrial products increased 94.7% for 2004 from the prior year from an average of $657 per ton to $1,279 per ton. This increase in industrial products sales resulted from higher selling prices, which were driven by tight steel availability and higher steel costs.

2004 industrial products cost of goods sold of $316.9 million increased $76.0 million, or 31.5%, compared to 2003. The increase was primarily due to higher costs of steel. Gross profit for industrial products was $184.9 million for 2004 compared to $21.5 million for the prior year. Gross profit per ton primarily increased due to higher selling prices, partially offset by higher steel costs. Gross profit was $471 per ton for 2004 as compared to $54 per ton in the prior year, primarily reflecting increased selling prices. Industrial products gross profit margin percentage was 36.8% for 2004 compared to 8.2% for the prior year. Gross profit per ton increased primarily due to the sale of lower cost inventory at higher selling prices. During the fourth quarter of 2004, we saw an increase in the cost of steel flowing through cost of goods sold. We expect the higher costs of steel will continue to be expensed in the first and second quarters of 2005. Depending on the conditions in our industrial products markets and the extent that higher costs of steel cannot be absorbed through increased selling prices, these higher costs of steel could impact our gross profit margins in 2005.

Year Ended December 31, 2003, Compared to Year Ended December 31, 2002

Overall Company

2003 net sales of $884.3 million increased $431.4 million, or 95.3%, compared with 2002. These results were attributable primarily to an increase of 73.0% in total product shipments, to 1,281,644 tons in 2003 from 740,852 tons in 2002 and a 12.9% increase in the overall average net selling price of our products during 2003 from an average of $611 per ton to $690 per ton. Total product shipments increased 282,593 and 10,677 during 2003 and 2002, respectively, due to our acquisitions of Republic Conduit, Precision and SeaCAT. Net sales associated with these acquisitions were $253.2 million and $29.1 million for 2003 and 2002, respectively.

2003 cost of goods sold of $783.3 million increased $373.4 million, or 91.1%, compared with 2002. Overall unit cost per ton of products sold increased 10.5% to an average of $611 per ton in 2003 from $553 per ton in 2002. Costs increased as a result of our recent acquisitions of Precision, Republic Conduit and SeaCAT. These acquisitions have value-added product lines and, thus, have higher steel and conversion costs associated with their products. Costs also increased due to a 73.0% increase in total product shipments and an increase in steel costs of $31 per ton or 10.0%.

We earned gross profit of $101.0 million during 2003, compared to $43.0 million in 2002. Gross profit per ton for 2003 was $79 per ton as compared to $58 per ton for 2002. Gross profit per ton increased as a result of higher selling prices, partially offset by higher steel costs. Gross profit as a percentage of net sales was 11.4% for 2003, as compared to 9.5% for 2002.

Selling, general and administrative expenses increased $22.2 million, or 65.3%, to $56.2 million in 2003 from $34.0 million in 2002. This increase resulted primarily from the additional expenses associated with Republic Conduit sales and administrative personnel and additional incentive compensation. Selling, general and administrative expenses as a percentage of net sales decreased to 6.4% in 2003 from 7.5% in 2002. The decrease was due to the higher shipment levels and cost increases during 2003 compared to 2002.

During December 2001, we announced our plan to exit the Longview, Washington, facility and move the production equipment to Hickman, Arkansas. In connection with the exit plan, we recorded a restructuring charge in 2001 of $8.1 million related to the write-down of property, plant and equipment, severance and closure costs. In 2003, we recorded an additional charge of $0.6 million for the write-down of property to reflect the most recent market data and other cash charges. We closed the transaction during the third quarter of 2004.

The Company recognized a $1.1 million recovery for the trade cases outstanding with the Department of Commerce during 2003 under CDSOA.

Interest expense increased $5.3 million, or 123.3%, to $9.6 million in 2003 from $4.3 million in 2002 as a result of higher average borrowings resulting primarily from acquisition debt, the issuance of contingent convertible, senior subordinated notes (the “Convertible Notes”) offset in part by lower average interest rates during 2003 compared to 2002.

The provision for income taxes on continuing operations was $12.7 million for 2003, compared to the prior year provision of $3.3 million. This change is attributable to the generation of pretax income of $35.7 million in 2003, compared to pretax income in 2002 of $6.2 million.

As a result of the increased gross profit and the other factors discussed above, we generated net income of $23.0 million, or $0.55 diluted income per share in 2003, an increase of $19.6 million from the $3.4 million, or $0.09 diluted income per share reported for 2002.

Energy Products Segment

2003 energy products sales of $621.9 million increased $246.8 million, or 65.8%, compared to 2002. Energy products shipments increased 306,115 tons, or 53.1%, to 882,109 tons in 2003 from 575,994 tons in 2002. Energy products shipments primarily increased due to the U.S. and Canadian rig counts increasing to 1,031 and 372 active rigs, respectively, in 2003 from 831 and 262 active rigs, respectively, in 2002. Overall average net selling prices for energy products increased 8.3% from the prior year, from an average of $651 per ton to $705 per ton. The increase in energy products sales was primarily due to strengthening market conditions and the additional sales attributable to the energy products sold by our Precision, SeaCAT, and Republic Conduit businesses. Energy products sales attributable to these recent acquisitions were $74.5 million and $29.1 million for 2003 and 2002, respectively.

2003 energy products cost of goods sold of $542.4 million increased $205.7 million, or 61.1%, compared to 2002. Overall unit cost per ton of products sold increased 5.1% to an average of $615 per ton in 2003 from $585 per ton in 2002. The increase in cost of goods sold is primarily due to a 53.1% increase in total product shipments and an increase in steel costs of $31 or 10.0% per ton. Gross profit for energy products was $79.5 million for 2003 compared to $38.4 million for 2002. Gross profit was $90 per ton for 2003 compared to $67 per ton for 2002. Energy products gross profit margin percentage was 12.8% for 2003, compared to a gross profit margin percentage of 10.2% for 2002. The changes in the gross profit are due to the factors discussed above.

Industrial Products Segment

2003 industrial products sales of $262.4 million increased $184.6 million, or 237.3%, compared to 2002. Industrial products shipments increased 234,677 tons, or 142.4%, to 399,535 tons in 2003 from 164,858 tons in 2002. This increase in industrial product sales and shipments resulted from the additional $178.7 million in sales and 227,861 tons attributable to the industrial products sold by Republic Conduit. Overall average net selling price for industrial products increased 39.2% to an average of $657 per ton in 2003 from an average of $472 per ton in 2002. Republic Conduit with its value added steel electrical conduit and mechanical tubing resulted in an increased average selling price of 39.1%.

2003 industrial products cost of goods sold of $240.9 million increased $167.7 million, or 229.1%, compared to 2002. Overall unit cost per ton of products sold increased 35.8% to an average of $603 per ton in 2003 from an average of $444 per ton in 2002. The increase in cost of goods sold is primarily due to a 142.4% increase in total product shipments and an increase in steel costs of $31 or 10.0% per ton. Gross profit for industrial products was $21.5 million for 2003 compared to $4.6 million for 2002. The increase in gross profit was primarily attributable to the addition of value-added industrial products lines. Gross profit was $54 per ton as compared to $28 per ton in the prior year, reflecting stronger selling prices, partially offset by higher steel prices. Industrial product gross profit margin percentage was 8.2% for 2003, compared to 5.9% gross profit margin during the prior year.

LIQUIDITY AND CAPITAL RESOURCES

General

We operate in a capital intensive business and access to various financing resources is vital to our continued financial strength. In the past, we have been successful in obtaining financing from a variety of sources on terms we consider attractive. We expect to continue to maintain access to capital sources in the future, because we exhibit certain characteristics we believe are considered important by credit rating agencies and financial markets in determining our access to attractive financing alternatives. These characteristics include the essential nature of the services we provide, our large and diverse customer base, our liquidity profile, our asset base, and our commitment to maintaining a moderate financial profile and disciplined capital allocation.

We continually monitor our actual and forecasted cash flows, our liquidity, and our capital resources, enabling us to plan for our present needs and fund unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to our working capital needs, we have committed cash requirements for the construction and expansion of our operating facilities.

Consistent with our business strategy, we currently intend to retain earnings to finance the growth and development of our business and do not anticipate paying cash dividends in the near future. Any payment of cash dividends in the future will depend upon our financial condition, capital requirements, and earnings as well as other factors we may deem relevant. In addition, our long-term revolving credit facility with commercial lenders restricts the amount of dividends we can pay to our stockholders.

Debt

We have a senior credit facility providing for up to $185 million of revolving credit. The amount we can borrow is based on a percentage of eligible accounts receivable, eligible inventory and property, plant and equipment reduced by outstanding letters of credit. At December 31, 2004, we had an outstanding balance of $54.7 million and outstanding letters of credit under this agreement of $5 million. Interest is payable monthly at the LIBOR rate adjusted by an interest margin, depending upon certain financial measurements. The additional available borrowing under the senior credit facility was approximately $110 million as of December 31, 2004. The senior credit facility includes a financial covenant relating to maintaining a minimum fixed charge coverage ratio if availability falls below $30 million. Also, the senior credit facility is structured to give our senior lenders dominion over our cash if availability falls below $50 million. If this occurs, the full amount outstanding would be classified as a current liability. The senior credit facility also limits capital expenditures to $30 million per year (excluding the new Republic Conduit facility in Louisville, Kentucky) and limits our ability to pay dividends, create liens, sell assets or enter into transactions with affiliates without the consent of the lenders.
We have $120 million outstanding of Convertible Notes due June 15, 2033. The Company pays interest semiannually on the Convertible Notes at the rate of 4.0% per annum. Beginning with the six-month interest period commencing on June 15, 2008, the Company will pay contingent interest during a six-month interest period if the average trading price of the Convertible Notes equals or exceeds 130.0% of the principal amount of the Convertible Notes during a specified period prior to such six-month interest period. The Convertible Notes are general unsecured obligations and are subordinated to our senior indebtedness referred to above.

Our net debt to capitalization ratio (the sum of our current and long-term debt, net of cash and cash equivalents compared to the sum of our stockholders’ equity and our current and long-term debt, net of cash, cash equivalents and short-term investments) decreased from 27.9% at December 31, 2003, to 19.7% at December 31, 2004. This ratio is a measure of our long-term liquidity and is an indicator of financial flexibility.

We have entered into an interest rate swap agreement with a notional amount of $50 million that fixes the LIBOR-based variable rate in our senior credit facility at 2.24% (before the applicable margin). The swap is being accounted for as a cash flow hedge. Accordingly, the difference between the interest received and interest paid is reflected as an adjustment to interest expense. At December 31, 2004, the swap agreement is reflected in the accompanying consolidated balance sheet in other long-term assets at its fair value of $35,000. The unrealized gain on the fair value of the swap agreement is reflected, net of taxes, in other comprehensive income. The swap agreement terminates on March 21, 2005, and will not be renewed due to the minimal amount of debt we expect to have outstanding.

We have entered into a foreign currency hedge agreement with a notional amount of $30 million that fixed the purchase of U.S. dollars on January 18, 2005, at an exchange rate of 1.327. Prudential Steel currently borrows funds denominated in U.S. dollars. This hedge agreement is designed to protect the variability of foreign currency risk when the debt matures. The settlement date for the hedge agreement was January 18, 2005. The hedge agreement was accounted for as a cash flow hedge. Accordingly, the difference between the spot rate at the inception of the contract and the forward rate was reflected as an adjustment to interest expense during the duration of the contract. At December 31, 2004, the hedge agreement was reflected in the accompanying consolidated balance sheet in other accrued liabilities at its fair value of $3.1 million. The unrealized loss on the fair value of the hedge agreement is reflected, net of taxes, in other comprehensive income.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the year ended December 31 for each respective period (in thousands):

	2004	2003	2002

Net cash provided by continuing operating activities	$47,060	$26,892	$31,723
Net cash used by investing activities	$(71,073)	$(24,838)	$(199,800)
Net cash provided by financing activities	$7,270	$23,520	$168,295

Net Cash Provided by Continuing Operating Activities - During 2004, cash generated from operations was negatively impacted primarily by a $239.2 million increase in inventories. As tons of inventory increased by only 17.9%, the remaining increase is directly attributable to the increase in steel prices we experienced in 2004 compared to 2003. During 2003, cash generated from operations was negatively impacted by a $40.9 million increase in accounts receivable and a $36.2 million decrease in accrued expenses and liabilities. During 2002, cash generated from continuing operations was positively impacted by an increase in accounts payable in the amount of $46.6 million, offset by a decrease in inventories in the amount of $21.4 million and a decrease in accrued expenses and other liabilities in the amount of $10.0 million.

Net Cash Used by Investing Activities - The primary purpose for the net cash used by investing activities during 2004 was the net purchase of $20.0 million in short-term investments, cash used in the acquisition of Texas Arai in the amount of $20.2 million and capital expenditures in the amount of $34.8 million. The primary purpose for the net cash used by investing activities during 2003 was the cash used in the acquisition of SeaCAT in the amount of $4.0 million and capital expenditures in the amount of $20.9 million. The primary purpose for the net cash used by investing activities during 2002 was the cash used in the acquisitions of Precision and Republic Conduit in the amount of $177.1 million and capital expenditures in the amount of $22.8 million.

Net Cash Provided by Financing Activities - The primary source for the net cash provided by financing activities during 2004 was the proceeds from the exercise of stock options. The primary source for the net cash provided by financing activities during 2003 was the $120.0 million Convertible Notes issued in June 2003, partially offset by an $89.5 million decrease in our long-term revolving credit facility, a $4.6 million increase in deferred debt costs and $3.0 million of regularly scheduled long-term debt payments. The primary source for the net cash provided by financing activities during 2002 was the $66.4 million increase in our long-term revolving credit facility, $90.4 million from the issuance of 6.5 million shares of common stock and the sale of 1.2 million shares of treasury stock in the amount of $15.9 million. The principal use of the 2002 cash flows was the acquisitions of Republic Conduit and Precision.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of December 31, 2004 (in thousands). Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The enforceable and legally binding obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective.

	Payments Due by Period
		Less Than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Total debt (1)	$178,868	$57,759	$1,109	$--	$120,000
Estimated interest payments (2)	136,994	4,915	9,679	9,600	112,800
Operating leases (3)	17,767	5,278	8,117	3,657	715
Purchase obligations (4)	24,748	24,748	--	--	--
Other liabilities (5)	5,061	5,061	--	--	--
Total contractual cash obligations	$363,438	$97,761	$18,905	$13,257	$233,515

(1)	Amounts represent the expected cash payment for our total debt and do not include deferred issuance costs and the fair market valuation of our current interest rate swap agreement.
(2)	Amounts represent the expected cash payment for interest on our fixed rate long-term debt.
(3)
We entered into operating leases in the normal course of business. Some lease agreements provide us with the option to renew the lease. Our future operating lease payments would change if we exercised these renewal options and if we entered into additional operating lease agreements.

(4)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transactions. Purchase obligations exclude agreements that are cancelable at any time without penalty.

(5)
Amounts represent other liabilities, where both the timing and amount of payments streams are known. Amounts do not include payments for pension payments for various postretirement benefit plans and payments for deferred taxes and other tax liabilities, as such amounts have not been determined beyond 2005 but include expected employer contributions for the year ended December 31, 2005. Pension assumptions are as follows: 6.0% discount, 7.0% expected return on plan assets, and a 4.5% rate of compensation increase.

Our capital expenditure budget for 2005 is approximately $92.8 million. Our capital expenditure budget will be primarily used to construct the new state-of-the-art Republic Conduit facility for $63 million, expand our existing facility at Precision for $12 million and acquire new equipment for our other existing manufacturing facilities. In addition, our capital expenditure for enhancing our information technology systems and to complete integration efforts with recent acquisitions is approximately $6.3 million for 2005. We expect to meet ongoing working capital and the capital expenditure requirements from a combination of cash flow from operating activities and available borrowings under our revolving credit facility. However, this budget could be reduced to help manage liquidity needs. As of December 31, 2004, we have made several deposits totaling $6.5 million for equipment to be used in the manufacturing process at our new state-of-the-art Republic Conduit facility.

CRITICAL ACCOUNTING ESTIMATES

Certain accounting issues require management estimates and judgments for the preparation of financial statements. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting estimates. Our management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the disclosure relating to these estimates in the MD&A. Our most significant estimates and judgments are listed below.

Goodwill and Other Intangible Assets

Our acquisitions of Precision, Republic Conduit and SeaCAT have resulted in goodwill of $86.0 million and other acquired intangibles, net of accumulated amortization, of $34.5 million. We conducted the required impairment test of our goodwill and other intangible assets in the fourth quarter of 2004 and determined that no impairment had occurred. We are required to conduct an impairment test of goodwill and other intangible assets on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

Management analyzed the valuation of our recent acquisitions by utilizing a discounted cash flow method and a market multiple method. Both of these techniques required us to estimate future sales prices and volumes. We used our internal budgets, which are based on recent sales data and market information as well as current cost of production, to estimate future cash flows. Based on these estimates, we believe the enterprise value of our acquisition continues to be greater than our investment. While the annual impairment tests did not indicate goodwill impairment, we would be subject to future impairment if the operating results and cash flows of our recent acquisitions would not support the fair value of the reporting unit’s net assets including goodwill.

Accounts Receivable Collectibility

We evaluate the collectibility of our accounts receivable for each of our segments based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filing or substantial downgrading of credit), we record a specific reserve for bad debts against the amounts due reducing the net recognized receivable to the amount we estimate will be collected. For all other customers, we estimate reserves for bad debts based on the length of time receivables have been past due and our experience with receivable collection. If circumstances change, such as further deterioration in a customer’s ability to meet its financial obligations to us, our estimate of the recovery could be reduced by a material amount. Our bad debt expense on accounts receivables was $1.4 million for 2004 and $0.2 million for 2003.

Notes Receivable Collectibility

We evaluate the collectibility of our notes receivable based on a combination of factors. In circumstances where we are aware of a note holder’s inability to meet its financial obligations to us (e.g., bankruptcy filing, substantial downgrading of credit), we record a specific reserve for bad debts against the amounts due reducing the net recognized receivable to the amount we estimate will be collected. If circumstances change, such as further deterioration in a customer’s ability to meet its financial obligations to us, our estimate of the recovery could be reduced by a material amount.

Income Tax Matters

The liability method is used for determining our income taxes, under which current and deferred tax assets and liabilities are recorded in accordance with enacted tax laws and regulations. Under this method, the amounts of deferred tax assets and liabilities are determined using the tax rate based on the provisions of enacted tax law.

We are subject to the jurisdiction of numerous tax authorities. Our operations in these different jurisdictions are generally taxed on income before taxes adjusted for various differences between tax law and GAAP accounting. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact on the amount of income taxes that we provide during any given year.

Our tax filings for various periods are subject to audit by the tax authorities in the jurisdictions in which we conduct business. These audits may result in assessments of additional taxes. Resolutions of these situations inevitably include some degree of uncertainty. The resulting change to our tax liability, if any, is dependent on numerous factors which are difficult to estimate. These include, but are not limited to, the amount and nature of additional taxes potentially asserted by tax authorities; the willingness of tax authorities to negotiate a fair settlement through an administrative process; the impartiality of the courts; and the potential for changes in the tax paid in Canada that either produce, or fail to produce, an offsetting tax change in the U.S. Our experience has been that the estimates and assumptions we have used to provide for future tax assessments have proven to be appropriate. However, experience is only a guide, and the potential exists, however limited, that the tax resulting from the resolution of current and potential future tax controversies may differ materially from the amount accrued. We have provided for taxes and interest that we believe may ultimately be payable.

All alternative minimum tax credit carryforwards were used in 2004. Net operating loss carryforwards with a tax value of $7.3 million were available at December 31, 2004. Management believes that the character and nature of estimated future taxable income will allow for full realization of the associated tax benefits from the net operating loss carryforwards before they expire between 2005 and 2023, excepting $109,000 for which a valuation allowance has been established.

Foreign earnings are intended to be permanently reinvested outside the U.S. As a result, no income tax provision has been recorded for U.S. taxes on the cumulative undistributed foreign earnings. At December 31, 2004, $6.9 million of foreign tax credit carryforwards were available. A full valuation allowance has been recorded against the foreign tax credit carryforwards.

Pension Plans

Prudential sponsors two pension plans, the Hourly Plan and the Salary Plan, and a supplemental executive retirement plan, or SERP. The most significant estimates related to these plans involve the expected long-term rate of return on plan assets and discount rate. At December 31, 2004, we have estimated the expected long-term rate of return to be 7.0% and the discount rate, which reflects the current rate at which pension liabilities could be effectively settled, to be 6.0%. In determining the expected long-term and discount rate, we analyze rates of return on high-quality, fixed income investments whose portfolio is balanced between equity and fixed income investments. We monitor the performance of these funds semiannually against asset return benchmarks mandated by Prudential’s board. Based upon these benchmarks, we believe our pension assumptions are appropriate.

ITEM 7A Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK

We are subject to interest rate risk to the extent we borrow against our revolving credit facility which has variable interest rates. However, we utilize an interest rate swap agreement to mitigate a portion of our exposure. We do not use derivative financial instruments for trading or other speculative purposes. Assuming the current level of borrowings at variable rates and a two-percentage-point change in the average interest rate under these borrowings and taking into account the swap agreement in place, it is estimated our interest expense for the year ended December 31, 2004, would not have changed by a material amount. In the event of an adverse change in interest rates, we would likely take actions, in addition to the swap agreement currently in place that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions that would be taken and their possible effects, no such actions have been considered. Further, no consideration has been given to the effects of the change in the level of overall economic activity that could exist in such an environment.

STEEL COMMODITY RISK

We are also subject to commodity price risk with respect to purchases of steel. Steel represents approximately sixty percent of our cost of goods sold. As a result, the steel industry, which is highly volatile and cyclical in nature, significantly affects our business. We expect our current replacement cost of steel to flow through our cost of goods sold over the next two quarters. In addition, we depend on a few suppliers for a significant portion of our steel. The loss of one of our significant steel suppliers or the inability to obtain the necessary amount of steel could have a temporary adverse effect on our ability to produce the quantity of products necessary to sustain our market share, thus impacting our results of operations.

FOREIGN CURRENCY RISK

The Company’s reported cash flows related to its Canadian operations are based on cash flows measured in Canadian dollars translated to the U.S. dollar equivalent based on published exchange rates for the period reported. The Company believes its current risk exposure to the exchange rate movements, based on net cash flows, to be immaterial.

ITEM 8 Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Maverick Tube Corporation

We have audited the accompanying consolidated balance sheets of Maverick Tube Corporation and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maverick Tube Corporation and Subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Notes 3 and 7 to the consolidated financial statements, in 2004 the Company adopted the provisions of Financial Accounting Standards Board Interpretation Number 46 (revised December 2003), “Consolidation of Variable Interest Entities,” and Emerging Issues Task Force Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Maverick Tube Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2005, expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

St. Louis, Missouri
March 2, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Maverick Tube Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A, that Maverick Tube Corporation and Subsidiaries (Maverick Tube Corporation) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Maverick Tube Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Maverick Tube Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Maverick Tube Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Maverick Tube Corporation and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, of Maverick Tube Corporation and Subsidiaries, and our report dated March 2, 2005, expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

St. Louis, Missouri
March 2, 2005

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

The management of Maverick is responsible for the information contained in the financial statements. The financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States appropriate in the circumstances and necessarily include certain amounts based on management's best estimates and judgments.

We maintain a system of internal accounting control that we believe is sufficient to provide reasonable assurance that, in all material respects, transactions are properly authorized and recorded, financial reporting responsibilities are met, and accountability for assets is maintained. In establishing and maintaining any system of internal control, judgment is required to assess and balance the relative costs and expected benefits. Management believes that through the careful selection of employees, the division of responsibilities, and the application of formal policies and procedures, Maverick has an effective and responsive system of internal accounting controls. The system is monitored by our staff of controllers and our internal auditor, who evaluate and report to management on its effectiveness. In addition, our code of conduct requires and our employees have agreed to maintain a high level of ethical standards in the conduct of the Company's business.

The Audit Committee of the Board of Directors is comprised of three independent directors who meet regularly with the independent auditors, the internal auditor, and management to ensure that each is meeting its responsibilities regarding the objectivity and integrity of the Company's financial statements. Both the independent auditors and internal auditor have full and free access to the Audit Committee without the presence of management to discuss, among other things, their evaluation of the adequacy of the internal controls and the quality of our financial reporting.

/s/ C. Robert Bunch
C. Robert Bunch
Chairman of the Board and Chief Executive Officer

/s/ Pamela G. Boone
Pamela G. Boone
Principal Financial Officer

MAVERICK TUBE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
ASSETS	2004	2003
Current assets:
Cash and cash equivalents	$14,721	$29,202
Short-term investments	19,965	-
Accounts receivable, less allowances of $6,641 and $5,414 in 2004 and 2003, respectively	160,240	117,115
Inventories	447,080	184,025
Deferred income taxes	9,488	5,534
Income taxes refundable	-	590
Prepaid expenses and other current assets	8,404	6,267
Total current assets	659,898	342,733
Property, plant and equipment, net of accumulated depreciation	211,534	189,434
Goodwill	85,984	82,982
Other acquired intangibles, net of accumulated amortization	34,522	35,304
Notes receivable	-	9,500
Other assets	10,499	10,773
	$1,002,437	$670,726
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$98,957	$47,557
Accrued expenses and other liabilities	42,809	34,391
Deferred revenue	14,387	3,386
Income taxes payable	29,364	203
Current maturities of long-term debt	3,298	3,533
Total current liabilities	188,815	89,070
Long-term debt, less current maturities	2,981	4,209
Convertible senior subordinated notes	120,000	120,000
Revolving credit facility	54,660	50,213
Other liabilities	21,387	16,436
Deferred income taxes	18,930	6,000
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 5,000,000 authorized shares;
1 share issued and outstanding	-	-
Common stock, $0.01 par value; 80,000,000 authorized shares; 42,645,309
and 42,001,662 shares issued and outstanding in 2004 and 2003, respectively	426	420
Additional paid-in capital	238,895	227,048
Unamortized value of restricted stock	(1,416)	-
Treasury stock, 12,864 shares	(222)	-
Retained earnings	355,988	162,192
Accumulated other comprehensive income (loss)	1,993	(4,862)
	595,664	384,798
See accompanying notes.	$1,002,437	$670,726

MAVERICK TUBE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Net sales	$1,456,264	$884,317	$452,913
Cost of goods sold	1,047,777	783,353	409,916
Gross profit	408,487	100,964	42,997
Selling, general and administrative	88,058	56,142	34,032
Restructuring charges	-	584	1,186
Trade case relief	(3,633)	(1,104)	(2,709)
Income from operations	324,062	45,342	10,488
Interest expense	10,374	9,637	4,325
Income from continuing operations before income taxes and cumulative effect of accounting change	313,688	35,705	6,163
Provision for income taxes	118,308	12,748	3,277
Income from continuing operations before cumulative effect of accounting change	195,380	22,957	2,886
Gain on disposal of DOM facility (net of income tax provision of $250)	-	-	518
Income before cumulative effect of accounting change	195,380	22,957	3,404
Cumulative effect of accounting change (net of income tax benefit of $951)	(1,584)	-	-
Net income	$193,796	$22,957	$3,404

Basic earnings (loss) per share
Income from continuing operations	$4.61	$0.55	$0.08
Income from discontinued operations	-	-	0.01
Loss from cumulative effect of accounting change	(0.04)	-	-
Net income	$4.58	$0.55	$0.09

Diluted earnings (loss) per share
Income from continuing operations	$4.57	$0.55	$0.08
Income from discontinued operations	-	-	0.01
Loss from cumulative effect of accounting change	(0.04)	-	-
Net income	$4.54	$0.55	$0.09

Pro forma income and earnings per share assuming accounting change described in Note 3 is applied retroactively:
Income before cumulative effect of accounting change	$195,292	$20,899	$2,209
Basic earnings per share before cumulative effect of accounting change	$4.61	$0.50	$0.06
Diluted earnings per share before cumulative effect of accounting change	$4.57	$0.50	$0.06

See accompanying notes.

MAVERICK TUBE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

				Unamortized			Accumulated
			Additional	Value of			Other
	Common Stock		Paid-In	Restricted	Treasury	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stock	Stock	Earnings	Income (Loss )	Equity

Balance at December 31, 2001	32,812,036	$340	$114,307	$-	$(11,525)	$135,831	$(13,570)	$225,383
Net income	-	-	-	-	-	3,404	-	3,404
Minimum pension liability (net of $528 tax benefit)	-	-	-	-	-	-	(1,001)	(1,001)
Foreign currency translation	-	-	-	-	-	-	852	852
Comprehensive income								3,255
Sale of treasury stock	1,201,000	-	4,328	-	11,525	-	-	15,853
Exercise of stock options - directors and employees	180,940	2	1,072	-	-	-	-	1,074
Issuance of common stock	6,749,000	67	92,593	-	-	-	-	92,660
Tax benefit associated with the exercise of non-qualified
stock options	-	-	61	-	-	-	-	61
Balance at December 31, 2002	40,942,976	409	212,361	-	-	139,235	(13,719)	338,286
Net income	-	-	-	-	-	22,957	-	22,957
Minimum pension liability (net of $177 tax expense)	-	-	-	-	-	-	338	338
Cash flow hedges (net of $137 tax benefit)	-	-	-	-	-	-	(254)	(254)
Foreign currency translation	-	-	-	-	-	-	8,773	8,773
Comprehensive income								31,814
Exercise of stock options - directors and employees	325,010	4	2,306	-	-	-	-	2,310
Issuance of common stock	733,676	7	12,097	-	-	-	-	12,104
Tax benefit associated with the exercise of non-qualified
stock options	-	-	284	-	-	-	-	284
Balance at December 31, 2003	42,001,662	420	227,048	-	-	162,192	(4,862)	384,798
Net income	-	-	-	-	-	193,796	-	193,796
Minimum pension liability (net of $854 tax benefit)	-	-	-	-	-	-	(1,648)	(1,648)
Cash flow hedges (net of $7 tax benefit)	-	-	-	-	-	-	241	241
Foreign currency translation	-	-	-	-	-	-	8,262	8,262
Comprehensive income								200,651
Exercise of stock options - directors and employees	550,407	5	6,917	-	-	-	-	6,922
Stock issued under restricted stock plan, net of forfeitures	80,376	1	1,875	(1,654)	(222)	-	-	-
Share-based compensation	-	-	450	238	-	-	-	688
Tax benefit associated with the exercise of non-qualified
stock options	-	-	2,605	-	-	-	-	2,605
Balance at December 31, 2004	42,632,445	$426	$238,895	$(1,416)	$(222)	$355,988	$1,993	$595,664
See accompanying notes.

MAVERICK TUBE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2004	2003	2002

OPERATING ACTIVITIES
Income from continuing operations	$193,796	$22,957	$2,886
Adjustments to reconcile income from continuing operations
to net cash provided by operating activities:
Cumulative effect of accounting change	1,584	-	-
Depreciation	24,883	20,550	18,843
Amortization	2,815	1,861	1,111
Income tax benefit associated with the exercise of non-qualified stock options	2,605	284	61
Share-based compensation expense	688	-	-
Deferred income taxes	6,683	4,141	(5,375)
Provision for losses on accounts receivable	1,203	298	444
Loss on sale of equipment	274	376	39
Noncash impairment charge	3,767	-	-
Noncash portion of restructuring charges	-	150	861
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(34,615)	(40,943)	1,033
Inventories	(239,174)	40,298	(21,430)
Prepaid expenses and other current assets	(1,265)	3,075	(7,335)
Other assets	(5,027)	1,678	5,144
Accounts payable	42,876	(36,202)	46,622
Accrued expenses and other liabilities	34,966	7,591	(10,030)
Deferred revenue	11,001	778	(1,151)
Cash provided by continuing operating activities	47,060	26,892	31,723

INVESTING ACTIVITIES
Cash paid for acquisitions, net of cash received	(22,133)	(4,000)	(177,064)
Purchase of investments	(50,065)	-	-
Proceeds from sale of investments	30,100	-	-
Expenditures for property, plant and equipment	(34,820)	(20,902)	(22,809)
Proceeds from disposal of equipment	5,845	64	73
Cash used by investing activities	(71,073)	(24,838)	(199,800)

	Year Ended December 31,
	2004	2003	2002

FINANCING ACTIVITIES
Net borrowings (repayments) on credit facility	4,660	(89,514)	66,388
Proceeds from convertible senior subordinated notes	-	120,000	-
Principal payments on long-term borrowings and notes	(3,740)	(2,977)	(938)
Net principal payments (borrowings) on long-term note receivable	239	(1,669)	-
Deferred debt costs	(811)	(4,630)	(4,452)
Proceeds from sale of treasury stock	-	-	15,853
Proceeds from exercise of stock options	6,922	2,310	1,074
Proceeds from sale of common stock	-	-	90,370
Cash provided by financing activities	7,270	23,520	168,295

DISCONTINUED OPERATIONS
Gain from discontinued operations	-	-	518
Adjustments to reconcile gain from discontinued operations
to net cash provided by discontinued operations:
Depreciation	-	-	376
Gain on disposal	-	-	(518)
Change in operating assets and liabilities of discontinued operations	-	-	(742)
Proceeds from sale of discontinued operations	-	-	1,238
Net cash provided by discontinued operations	-	-	872

Effect of exchange rate changes on cash	2,262	1,077	(479)

Increase (decrease) in cash and cash equivalents	(14,481)	26,651	611

Cash and cash equivalents at beginning of year	29,202	2,551	1,940

Cash and cash equivalents at end of year	$14,721	$29,202	$2,551

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$8,647	$7,520	$3,154
Income taxes	$76,742	$7,964	$11,964

Noncash investing and financing activities:
Note receivable for sale of discontinued operations	$-	$954	$6,877
Stock issued for acquisitions	$-	$12,104	$2,290

See accompanying notes.

Maverick Tube Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Principles of Consolidation

Maverick Tube Corporation (“Maverick”) is a leading producer of welded tubular steel products used in energy and industrial applications throughout the world. Maverick is the largest North American producer of oil country tubular goods and line pipe products for use in newly drilled oil and natural gas wells and for transporting oil and natural gas. Maverick goes to market on both a direct and distribution basis. The consolidated financial statements include the accounts of Maverick and its wholly-owned subsidiaries, a joint venture under the control of Maverick, and a variable interest entity, all of which are separate legal entities (collectively referred to as “the Company”). All significant intercompany accounts and transactions have been eliminated.

Functional Currency

Financial statements of Prudential Steel Ltd.’s (“Prudential”) Calgary, Alberta operations, where the local currency is the functional currency, are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted average exchange rates during the period for revenues and expenses. Cumulative translation adjustments associated with net assets are reported as a separate component of other comprehensive income or loss within stockholders’ equity.

Exchange rate gains or losses related to foreign currency transactions are recognized in the income statement as incurred.

Revenue Recognition

The Company records revenue from product sales when the revenue is realizable and the product is shipped from its facilities or its outside yards. This includes satisfying the following criteria: the arrangement with the customer is evident, usually through the receipt of a purchase order; the sales price is fixed or determinable; delivery has occurred; and collectibility is reasonably ensured. Freight and shipping billed to customers are included in net sales, and the cost of shipping is included in cost of sales.

Cash Equivalents

The Company's policy is to consider demand deposits and short-term investments with a maturity of three months or less when purchased as cash equivalents.

Short-Term Investments

Substantially all short-term investments are comprised of investment-grade variable rate debt obligations, issued by various state governments and categorized as available-for-sale. Accordingly, investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 35 days. Despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these securities. As a result of the resetting variable rates, no cumulative gross unrealized or realized holding gains or losses were recognized from these investments. All income generated from these investments is recorded as interest income.

Accounts Receivable

Accounts receivable are recorded at net realizable value. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing, substantial downgrading of credit), the Company records a specific reserve for bad debts against the amounts due, reducing the net recognized receivable to the estimate of what will be collected. For all other customers, the Company estimates reserves for bad debts based on the length of time receivables have been past due and its experience with receivable collection.

Credit risk on trade receivables arising from the Company's net sales is minimized as a result of the large and diversified nature of the Company's customer base. The Company controls its exposure to credit risk through credit approvals, credit limits, and monitoring procedures. Collateral is generally not required for the Company's trade receivables.

Maverick Tube Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Inventories

Inventories are principally valued at the lower of average cost or market.

Property, Plant and Equipment

Property, plant and equipment are stated on the basis of cost. Depreciation is computed under the straight-line method over the respective assets’ useful lives. Useful lives of the Company’s assets are as follows:

Land and leasehold improvements	10 to 20 years
Buildings	20 to 40 years
Machinery and equipment	2 to 12 years
Furniture and fixtures	2 to 10 years
Computer software	3 to 7 years

Repair and maintenance costs that do not extend the life of property and equipment are expensed as incurred.

Internal-Use Software Costs

The Company capitalizes direct costs incurred during the application, development, and implementation stages for developing, purchasing, or otherwise acquiring software for internal use. These software costs are included in property, plant and equipment on the consolidated balance sheet and are depreciated over the estimated useful life of the software. All costs incurred during the preliminary project stage are expensed as incurred.

Goodwill and Intangible Assets

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. Goodwill is not amortizable, but is tested for impairment annually or more frequently if events and circumstances indicate an impairment may exist. Intangible assets with finite lives are amortized over their estimated useful lives. The annual impairment test performed in the fourth quarter did not indicate an impairment of the fair value of any reporting unit below its carrying value.

Deferred Debt Issuance Costs

Deferred debt issuance costs included in other assets are amortized over the terms of the respective debt obligations using the interest method.

Product Liability Accrual

The Company’s policy is to accrue for costs associated with the product failure when it is probable that the claim results from a manufacturing defect and the loss is reasonably estimable. This accrual is included in accrued expenses and other liabilities.

Environmental Obligations

The Company’s policy is to accrue for remediation of contaminated sites in the accounting period in which the obligation becomes probable and the cost is reasonably estimable. The Company’s estimates of the environmental remediation reserve requirements are generally within a range of estimates. If the Company believes no best estimate exists by location within a range of possible outcomes, in accordance with accounting guidance, the minimum loss within the range is accrued. As the future amounts and dates of payments are unknown, environmental liabilities are not discounted, and they have not been reduced for any claims for recoveries from insurance or third parties.

Earnings per Common Share

In June 2003, the Company issued $120,000,000 of contingently convertible senior subordinated notes (“the Old Notes”). In December 2004, the Company completed an offer to exchange new senior subordinated notes (“the New Notes”) with different terms for the Old Notes. See Note 7 for additional information.

Maverick Tube Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share of common stock (“EPS”) is as follows (in thousands):

	2004	2003	2002

Numerator for Basic and Diluted EPS
Income from continuing operations before cumulative effect of accounting change	$195,380	$22,957	$2,886
Gain on disposal of DOM facility, net of taxes	-	-	518
Cumulative effect of accounting change, net of benefit for income taxes	(1,584)	-	-
Numerator for basic EPS	193,796	22,957	3,404
Interest on the Old Notes	111	62	-
Numerator for diluted EPS	$193,907	$23,019	$3,404
 The reconciliation for diluted earnings per share is as follows (in thousands):

	2004	2003	2002

Denominator for Basic EPS
Average shares outstanding - basic	42,349	41,747	38,144

Denominator for Diluted EPS	42,349	41,747	38,144
Dilutive effect of unvested restricted stock and outstanding stock options	244	363	348
Dilutive effect of the Old Notes	156	86	-
Dilutive effect of the New Notes	2	-	-
Average shares deemed outstanding - diluted	42,751	42,196	38,492
Basic earnings per share include the exchangeable shares (as further described in Note 17) from the business combination with Prudential on an as-if exchanged basis.

Stock-Based Compensation

The Company has three employee stock option plans and three stock option plans for eligible directors allowing for incentive and non-qualified stock options, which are described more fully in Note 16. The Company also has an Omnibus Incentive Plan in which restricted stock and stock options have been granted to certain employees of the Company. Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation,” which allows the Company to continue to account for stock option plans under the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is recognized in net earnings for restricted stock grants.

Maverick Tube Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Pursuant to the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, pro forma net income and earnings per share are presented in the table below as if compensation cost for stock options was determined as of the grant date under the fair value method (in thousands, except per share information):

	2004	2003	2002

Net income, as reported	$193,796	$22,957	$3,404
Add: total stock-based employee compensation expense included in reported net earnings, net of related tax effects	421	-	-
Deduct: total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,459)	(2,012)	(1,120)
Pro forma net income	$192,758	$20,945	$2,284

Basic earnings per share
Net income - as reported	$4.58	$0.55	$0.09
Net income - pro forma	$4.55	$0.50	$0.06

Diluted earnings per share
Net income - as reported	$4.54	$0.55	$0.09
Net income - pro forma	$4.51	$0.50	$0.06

SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. Further, option pricing models require the input of highly subjective assumptions, including the options’ expected life and price volatility of the underlying stock. Thus, in the opinion of management, existing option pricing models do not necessarily provide a reliable measure of the fair value of employee stock options.

The compensation expense associated with the fair value of the options calculated for the years ended December 31, 2004, 2003 and 2002, is not necessarily representative of the potential effects on reported net income in future years. The fair value of each option grant is estimated on the date of the grant by use of the Black-Scholes option pricing model.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is as follows (in thousands):

				Accumulated
	Foreign	Minimum	Cash	Other
	Currency	Pension	Flow	Comprehensive
	Translation	Liability	Hedges	Income (Loss )

Balance at December 31, 2001	$(12,904)	$(666)	$-	$(13,570)
Unrealized gains (losses)	852	(1,001)	-	(149)
Balance at December 31, 2002	(12,052)	(1,667)	-	(13,719)
Unrealized gains (losses)	8,773	338	(254)	8,857
Balance at December 31, 2003	(3,279)	(1,329)	(254)	(4,862)
Unrealized gains (losses)	8,262	(1,648)	241	6,855
Balance at December 31, 2004	$4,983	$(2,977)	$(13)	$1,993

Business Segments

The Energy Products segment includes revenue and operating expenses associated with those products sold to the energy industry, such as oil country tubular goods (“OCTG”), line pipe, coiled steel pipe, and API and premium couplings. The Industrial Products segment includes revenue and operating expenses associated with those products sold to the industrial sector, such as electrical conduit, rigid conduit, structural shapes and rounds, standard pipe, mechanical tubing, and pipe piling.

Maverick Tube Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Income Taxes

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for taxable temporary differences, and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for deductible temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to periodically make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Derivatives

As part of managing the exposure to changes in market interest and currency exchange rates, the Company, as an enduser, enters into various interest rate and foreign currency contracts in over-the-counter markets, with financial institutions acting as principal counterparties. The Company uses derivatives for hedging purposes only and does not enter into derivative financial instruments for trading or speculative purposes.

All derivatives held by the Company are designated as hedges at inception, with the expectation the derivatives will be highly effective in offsetting the associated underlying exposures.

All derivatives are carried on the Company’s balance sheet at fair value. Fair values for the Company's derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current assumptions. Changes in fair value are recognized either in the income statement or deferred in equity, depending on the nature of the underlying exposure being hedged and how effective the derivative is at offsetting movements in the underlying exposure. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. See Note 8 for additional information on derivative values, hedge categories, and gains and losses from hedging activity.

Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

2. Business Acquisitions

Precision Tube Holding Corporation (“Precision”)

On March 29, 2002, the Company completed its purchase of all the common stock of Precision, a then privately-held, Houston-based, coiled tubular goods manufacturer, in exchange for $60,678,000 cash and 200,000 shares of the Company’s common stock. The acquisition was accounted for as a purchase business combination, and the financial statements of Precision have been consolidated from the acquisition date. The cost to acquire Precision was allocated to the assets acquired and liabilities assumed according to their estimated fair values. The final allocation resulted in acquired goodwill of $43,131,000 which is not deductible for tax purposes. Pro forma information has not been included herein because Precision is not considered a significant subsidiary. The Company acquired Precision to add premium coiled tubing and coiled line pipe to its product lines.

Republic Conduit

On December 31, 2002, the Company acquired the assets and certain liabilities of Republic Conduit for $119,863,000 cash (which included a $9,863,000 working capital adjustment). The acquisition was accounted for as a purchase business combination, and the financial statements of Republic Conduit have been consolidated from the acquisition date. The cost to acquire Republic Conduit was allocated to the assets acquired and liabilities assumed according to their estimated fair values. The final allocation resulted in acquired goodwill of $32,653,000 and intangible assets of $27,400,000, both of which are fully deductible for tax purposes. The Company acquired Republic Conduit to add steel electrical conduit to its industrial product line and to expand its line pipe sales.

The unaudited pro forma results, assuming the acquisition of Republic Conduit occurred at the beginning of 2002, would have yielded net sales of $678,630,000, net income of $16,515,000, basic earnings per share of $0.43, and

Maverick Tube Corporation and Subsidiaries
Notes to Consolidated Financial Statements

diluted earnings per share of $0.43 for the year ended December 31, 2002. These pro forma results include adjustments to give effect to interest expense on acquisition-related debt and other purchase price adjustments. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the beginning of 2002, nor are they necessarily indicative of future operating results.

Exit Costs

During February 2003, the Company announced its plans to exit its Youngstown, Ohio, operating facility and the divisional headquarters of Republic Conduit also located in Youngstown, Ohio. As a result, the employment of 118 individuals at these facilities was terminated as of December 31, 2004. Following is a summary of the exit cost recorded in the allocation of the purchase price of Republic Conduit in 2003 (in thousands):

Cash costs:
Employee severance cost - including medical	$2,742
Other	100
Total restructuring costs	$2,842

Following is a summary of the accrued restructuring liabilities and activity through December 31, 2004 (in thousands):

	Employee
	Severance	Other	Total

Balance, December 31, 2002	$-	$-	$-
New charges	2,742	100	2,842
Cash payments	(1,052)	-	(1,052)
Balance, December 31, 2003	1,690	100	1,790
Adjustment	73	(73)	-
Cash payments	(1,326)	(27)	(1,353)
Balance, December 31, 2004	$437	$-	$437
The remaining $437,000 cash costs above are expected to be paid in 2005.

Environmental Obligations

The Company accrued environmental remediation liabilities on properties associated with Republic Conduit during 2003 in the amount of $6,885,000. The accrual was based on an independent third-party analysis of these properties and management estimates. The accrual was not discounted, as the aggregate amount of the obligation and the amount and timing of cash payments are not yet fixed and determinable. The accrual was recorded in the allocation of the purchase price of Republic Conduit and is classified as other liabilities in the accompanying consolidated balance sheets.

The environmental reserves may materially differ from the ultimate actual liabilities if the Company’s estimates prove to be inaccurate, which could materially affect net income of a future period. Uncertainties related to recorded environmental liabilities include changing governmental policy and regulations, judicial proceedings, the method and extent of remediation, and future changes in technology. Because of these uncertainties, the range of possible outcomes could exceed the amounts reserved. Furthermore, as a detailed site-specific plan for clean up or remediation has not yet been completed, a reasonable range of potential losses in excess of the amount accrued cannot be determined at this time.

SeaCAT Corporation (“SeaCAT”)

On February 28, 2003, the Company completed its acquisition of SeaCAT, a then privately-held, Houston-based, coiled tubular goods manufacturer, in exchange for $4,000,000 cash, a $5,000,000 subordinated note, and 733,676 shares of the Company’s common stock. The purchase price could be further increased by up to an additional $250,000 if SeaCAT achieves certain performance targets through 2005. The acquisition was accounted for as a purchase business combination, and the financial statements of SeaCAT have been consolidated from the acquisition date. The cost to acquire SeaCAT has been allocated to the assets acquired and liabilities assumed according to their estimated fair values. The final allocation resulted in acquired goodwill of $10,200,000 and intangible assets of $8,100,000, none of which are deductible for tax purposes. Pro forma information has not been included herein because SeaCAT is not considered a significant subsidiary. The Company acquired SeaCAT to expand its premium coiled tubing operations.

Maverick Tube Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Texas Arai, Inc. (“Texas Arai”)

On April 23, 2004, Maverick acquired substantially all of the assets and certain liabilities of Texas Arai, a subsidiary of Grant Prideco, Inc., a publicly-held, Houston-based oilfield service manufacturer, for a purchase price of $20,188,000. The acquisition was accounted for as a purchase business combination, and the financial statements of Texas Arai have been consolidated from the acquisition date. The cost to acquire Texas Arai has been allocated to the assets acquired and liabilities assumed according to their estimated fair values. The final allocation did not result in any acquired goodwill or intangible assets. Pro forma information has not been included herein because Texas Arai is not considered a significant subsidiary. Texas Arai is the largest North American provider of American Petroleum Institute and premium couplings used to connect tubing and casing in oil and natural gas wells. The Company acquired Texas Arai to add premium couplings to its product line.

3. Variable Interest Entity

Discontinued Operations

During the first quarter of 2001, the Company adopted a formal plan to sell the operating assets of its Cold Drawn Tubular Business (“DOM”). Accordingly, the operating results of the DOM facility, including the provision for the loss on disposal and operating losses during the phase-out period of $10,240,000 (net of $5,760,000 tax benefit), were segregated from continuing operations and reported separately as discontinued operations in the statements of income. The Company reduced the provision for loss on disposal by $518,000 (after-tax) for the year ended December 31, 2002.

On March 29, 2002, pursuant to an asset purchase agreement dated March 21, 2002, the Company completed the sale of the DOM business to Pennsylvania Cold Drawn (“PCD”) for $8,115,000, consisting of $1,238,000 cash and the buyer’s nine-year secured promissory note for $6,877,000. In November 2003, the Company restructured the buyer’s promissory note in exchange for the release of Maverick’s guarantee of certain payment obligations and obtained additional security including the buyer’s personal guarantee and increased the outstanding note obligation. The Company’s net sales to PCD for the three months ended March 31, 2004, and for the years ended December 31, 2003 and 2002 were $553,000, $1,481,000, and $1,006,000, respectively.

Accounting Change

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that does not have equity investors with voting rights nor has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity (“VIE”) to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns.

During the first quarter of 2004, the Company adopted the provisions of FIN 46 with respect to PCD, which is a VIE as defined under FIN 46. As the Company was deemed the primary beneficiary, it was required to consolidate PCD as of March 31, 2004. As a result, the Company recognized a noncash charge of $1,584,000 (net of benefit for income taxes of $951,000), reflecting the cumulative losses of PCD from the time of the sale on March 29, 2002, as a cumulative effect of an accounting change in the accompanying consolidated statements of income. The consolidation resulted in an increase in assets of $13,981,000 and an increase in liabilities of $17,258,000, before eliminations, as of December 31, 2004. The third-party creditors of PCD have no recourse to the general credit of the Company.

Impairment

During the third quarter of 2004, the Company recorded a noncash impairment charge of $3,767,000 related to the investment in PCD to recognize the impact of that company’s continuing unfavorable operating results. The charge is included in selling, general and administrative expense in the accompanying statement of income.

Maverick Tube Corporation and Subsidiaries
Notes to Consolidated Financial Statements

4. Inventories

Inventories at December 31, 2004 and 2003, consist of the following (in thousands):

	2004	2003

Finished goods	$207,194	$98,575
Work-in-process	44,380	10,252
Raw materials	113,007	34,748
In-transit materials	70,760	28,275
Storeroom parts	11,739	12,175
	$447,080	$184,025

5. Property, Plant and Equipment

Property, plant and equipment at December 31, 2004 and 2003, consist of the following (in thousands):

	2004	2003

Land	$9,072	$8,735
Land and leasehold improvements	11,676	10,643
Buildings	64,477	61,105
Machinery and equipment	257,520	223,722
Computer software	25,182	12,358
Furniture and fixtures	3,215	4,243
Construction-in-process	20,176	19,959
	391,318	340,765
Accumulated depreciation	(179,784)	(151,331)
	$211,534	$189,434

Property, plant and equipment held in use by the Company are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

During 2004, 2003, and 2002, the Company capitalized interest in the amount of $868,000, $670,000, and $616,000, respectively.

On December 16, 2004, the Company announced its intention to locate its new, state-of-the-art Republic Conduit facility in Louisville, Kentucky. The Company is in the process of negotiating and executing the land, building, and equipment contracts for the new facility. Construction is scheduled to begin in late March 2005 and is expected to be fully completed by late 2005 or early 2006. As of December 31, 2004, the Company has made several deposits totaling $6,534,000 for equipment to be used in the manufacturing process. These deposits have been classified in construction-in-progress as of December 31, 2004. In addition, the Company has open commitments in the amount of $24,748,000 as of December 31, 2004, related to this project. The Company estimates the total cost for the new facility, including land, building, and equipment, to be $63,000,000. The cost of the new facility will be funded through the Company’s existing Senior Credit Facility.

6. Goodwill and Other Acquired Intangibles

The Company conducts a formal impairment test of goodwill on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its fair value. Fair value is established using discounted cash flows. When available and as appropriate, comparative market multiples are used to corroborate discounted cash flow results. The annual impairment tests did not indicate any impairments of goodwill.

Maverick Tube Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents the Company’s goodwill by segment (in thousands):

	Energy	Industrial	Total

Balance, December 31, 2002	$43,131	$50,053	$93,184
Acquisitions and purchase accounting adjustments	7,198	(17,400)	(10,202)
Balance, December 31, 2003	50,329	32,653	82,982
Purchase accounting adjustments	3,002	-	3,002
Balance, December 31, 2004	$53,331	$32,653	$85,984

Upon closing an acquisition, the Company estimates the fair values of assets and liabilities acquired and consolidates the information. The Company finalizes initial fair value estimates within one year of the acquisition date.

The following table presents the Company’s intangible assets acquired during 2003 by class (in thousands, except number of years):

	Republic Conduit	SeaCAT	Total

Trademarks/brand name - indefinite life	$24,700	$2,100	$26,800
Software - 2-year useful life	400	-	400
Patent - 9-year useful life	-	100	100
Customer relationships - 26-year useful life	2,300	-	2,300
Customer relationships - 17-year useful life	-	5,900	5,900
	$27,400	$8,100	$35,500

The following table presents the Company’s total purchased intangible assets at December 31, 2004 and 2003 (in thousands):

	Trademarks/			Customer
	Brand Names	Software	Patent	Relationships	Total

December 31, 2004
Intangible assets	$26,800	$400	$100	$8,200	$35,500
Less accumulated amortization	-	400	15	563	978
	$26,800	$-	$85	$7,637	$34,522

December 31, 2003
Intangible assets	$26,800	$400	$100	$8,200	$35,500
Less accumulated amortization	-	80	3	113	196
	$26,800	$320	$97	$8,087	$35,304

Based on the carrying amount of the intangibles as of December 31, 2004, future amortization for the five years ended December 31, 2009, is estimated to be $447,000 each year.

Maverick Tube Corporation and Subsidiaries
Notes to Consolidated Financial Statements

7. Long-Term Debt and Revolving Credit Facilities

Long-term debt, including the Company’s long-term revolving credit facility, at December 31, 2004 and 2003, consists of the following (in thousands):

	2004	2003

Senior revolving credit facility, secured by certain accounts receivable, inventories, property, plant and equipment, and all or part of the voting stock of the Company’s subsidiaries; due on March 31, 2006; interest payable monthly (4.4% at December 31, 2004) at either U.S. or Canadian prime, Bankers’ Acceptance rates plus stamping fees, or the LIBOR rate, adjusted by an interest margin, depending upon excess availability	$54,660	$50,213
Convertible senior subordinated notes, unsecured; due June 15, 2033; interest payable semi-annually at 4.0%	120,000	120,000
Capital lease obligation, secured by property and plant (net book value $5,472 at December 31, 2004); payable in monthly installments (including interest at 8.0%) of $59; final payment due on August 1, 2007	1,708	2,261
Note payable, secured by property and plant (net book value $2,225 at December 31, 2004); due on May 1, 2006, which was pre-paid on March 1, 2005; interest payable quarterly at 11.0%	2,500	5,000
PCD debt obligations	2,071	-
Capital lease obligation, final payment due February 1, 2004	-	481
	180,939	177,955
Current maturities	(3,298)	(3,533)
	$177,641	$174,422

  Senior Credit Facility

The Company has a senior credit facility providing for an $185,000,000 revolving line of credit. The Company has letters of credit outstanding under this agreement of $5,026,000 at December 31, 2004. Interest is payable monthly at the LIBOR rate adjusted by an interest margin, depending upon certain financial measurements. Under the senior credit facility, the Company can borrow an amount based on a percentage of eligible accounts receivable, eligible inventory, and property, plant and equipment, reduced by outstanding letters of credit. The available borrowings under the senior credit facility were approximately $109,961,000 as of December 31, 2004. The senior credit facility includes restrictive covenants relating to maintaining a minimum fixed charge coverage ratio if availability falls below $30,000,000. Also, if availability falls below $50,000,000, the debt will be classified as current. The senior credit facility limits capital expenditures to $30,000,000 per year (excluding the new Republic Conduit facility in Louisville, Kentucky) and limits the Company’s ability to pay dividends, create liens, sell assets, or enter into transactions with affiliates without the consent of the lenders.

Convertible Senior Subordinated Notes

The Old Notes issued in June 2003 are convertible under certain limited circumstances into shares of the Company’s common stock at a conversion price of $29.19 per share, provided certain contingencies are met, including the Company’s common stock has exceeded 120.0% of the conversion price then in effect for 20 trading days out of 30 consecutive trading days.

The New Notes exchanged in December 2004 require the Company to settle all conversions for a combination of cash and shares, if any, in lieu of only shares. Cash paid will equal the lesser of the principal amount of the New Notes and their conversion value. Shares of common stock will be issued to the extent the conversion value exceeds the principal amount of the New Notes. As a result of the exchange offer, the Company has $115,457,000 of the New Notes and $4,543,000 of the Old Notes outstanding as of December 31, 2004. The New Notes and the Old Notes (“Convertible Notes”) have identical terms other than the net share settlement upon conversion and the public acquirer change of control features included in the New Notes and are convertible into a maximum of 4,110,997 shares of the Company’s common stock. Upon a change of control in which the acquirer’s common stock is traded on a U.S. national securities exchange or quoted on the Nasdaq National Market, the New Notes will become convertible into the common stock of the acquirer.

The Convertible Notes are due June 15, 2033. The Company pays interest semi-annually on the Convertible Notes at the rate of 4.0% per annum. Beginning with the six-month interest period commencing on June 15, 2008, the Company

Maverick Tube Corporation and Subsidiaries
Notes to Consolidated Financial Statements

will pay contingent interest during a six-month interest period if the average trading price of the Convertible Notes equals or exceeds 130.0% of the principal amount of the Convertible Notes during a specified period prior to such six-month interest period. The embedded derivative related to this contingent interest feature is required to be valued separately from the Convertible Notes. However, the fair value of this derivative is not material at December 31, 2004. The Convertible Notes are general unsecured obligations of the Company and are subordinated to the Company’s present and future senior indebtedness.

The Company has the right to redeem the Convertible Notes after June 15, 2008, at a redemption price equal to par plus accrued interest, if any. Prior to June 15, 2011, the Company may redeem the Convertible Notes only if the closing price of the Company’s common stock has exceeded 130.0% of the conversion price then in effect over 20 trading days out of a period of 30 consecutive trading days. After June 15, 2011, the Company may redeem the Convertible Notes at any time. Holders of the Convertible Notes have the right to require the Company to repurchase all or some of their Convertible Notes on June 15, 2011, 2013, 2018, 2023, and 2028, at a price equal to par plus accrued interest, if any, payable in cash. Holders of the Convertible Notes also have the right to require the Company to purchase all or some of their Convertible Notes at a price equal to par plus accrued interest, if any, if certain change of control events occur prior to June 15, 2011.

During the September 2004 meeting of the Emerging Issues Task Force (“EITF”), a consensus was reached on EITF Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF 04-8 requires companies to include certain convertible debt and equity instruments in their calculations of diluted earnings per share that were previously excluded from the calculation. EITF 04-8 is effective for periods ending after December 15, 2004, and must be applied by restating all periods during which time the applicable convertible instruments were outstanding. The Company adopted EITF 04-8 during 2004 and has included the dilutive effect of the Convertible Notes and the New Notes in diluted earnings per share for all periods presented. The impact of adopting EITF 04-8 was immaterial to the financial statements of the Company.

Capital Leases

The present value of future minimum lease payments under capital lease obligations as of December 31, 2004, is as follows (in thousands):

	Total Minimum Lease Payments	Interest	Present Value of Minimum Lease Payments

2005	$714	$115	$599
2006	712	65	647
2007	476	14	462
	$1,902	$194	$1,708

Property, plant and equipment at December 31, 2004 and 2003, include $7,354,000 and $19,653,000 under capital leases. Accumulated depreciation for these assets was $1,882,000 and $5,090,000 at December 31, 2004 and 2003, respectively.

Debt Issuance Costs

Senior credit facility issuance costs at December 31, 2004 and 2003, were $5,183,000 and $4,708,000 and are being amortized over the life of the facility. Convertible Note issuance costs at December 31, 2004 and 2003, were $4,395,000 and $4,059,000 and are being amortized over an eight-year period. These costs are classified as other assets in the accompanying consolidated balance sheets. The Company’s amortization expense (recorded as a component of net interest expense) related to these issuance costs for the years ended December 31, 2004, 2003, and 2002, was $1,963,000, $1,665,000, and $1,111,000, respectively.

The fair value of the Company’s total debt is based on estimates using discounted cash flow analyses based on quoted market prices for similar issues. The estimated fair value of total debt at December 31, 2004, was $220,520,000.

Maverick Tube Corporation and Subsidiaries
Notes to Consolidated Financial Statements

8. Derivatives, Financial Instruments, and Risk Management

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

The Company generally uses cash flow hedging strategies to reduce the potentially adverse effects market volatility may have on its operating results. Cash flow hedges are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. The Company enters into foreign exchange forward contracts which expire in three months with the objective of converting U.S. denominated debt held by Prudential into its functional currency. These contracts are entered into to protect against the risk the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. The Company also uses interest rate swaps to convert a portion of its variable rate revolving credit facility to fixed rates. These interest rate swaps expire in three months.

Accounting for Derivatives and Hedging Activities

The Company formally documents at inception all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedged items. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of the hedged items. Changes in the fair value of a derivative that is highly effective as, and is designated and qualifies as, a cash flow hedge are recorded in other comprehensive earnings, until the underlying transactions occur. When it is determined a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

The following table summarizes the notional transaction amounts and fair values for the Company’s outstanding derivatives, by risk category and instrument type, at December 31, 2004.

Qualifying Cash Flow Hedges	Notional Amount	Fair Value Asset/(Liability)	Description

Interest rate swaps (floating to fixed rate swaps)	$50,000	$35	Effectively converts the interest rate on an equivalent amount of variable rate borrowings to a fixed rate

Foreign currency hedges (floating to fixed exchange rates)	$30,000	$(3,117)	Effectively hedges the variability in forecasted cash flows due to the foreign currency risk associated with the settlement of nonfunctional currency denominated debt

At December 31, 2004, the interest rate swap fair value is included on the balance sheet in other long-term assets, and the foreign currency hedge fair value is included in other long-term liabilities. As of December 31, 2004, $241,000 of deferred net income on derivative instruments was accumulated in other comprehensive income (loss), the majority of which is expected to be reclassified to earnings during the next twelve months. The ineffective portion of these hedges was immaterial as of December 31, 2004, and the Company expects the hedge to remain highly effective.

Maverick Tube Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Concentration of Credit Risk

By using derivative financial instruments to hedge exposures to changes in exchange rates and interest rates, the Company exposes itself to credit risk. The Company manages exposure to counterparty credit risk by only entering into derivative financial instruments with highly rated institutions that can be expected to fully perform under the terms of the agreement.

Nonderivative Financial Instruments

Nonderivative financial instruments included in the balance sheet are cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and long-term debt. The carrying value of amounts reported in the consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximates fair value. Management’s estimate of the fair value of the long-term debt obligations is described in Note 7 to the consolidated financial statements.

9. Restructuring Charges

During December 2001, the Company announced its plans to exit its Longview, Washington, facility and move the operations to one of its existing buildings in Hickman, Arkansas. As a result, all 124 employees at the facility were terminated as of December 31, 2002. Restructuring costs of $584,000 and $1,186,000, respectively, were recorded in the 2003 and 2002 consolidated statements of income and were fully paid by December 31, 2004.

10. Income Taxes

The jurisdictional components of income from continuing operations before income taxes and cumulative effect of accounting change for the years ended December 31, 2004, 2003, and 2002, are as follows (in thousands):

	2004	2003	2002

Domestic	$238,229	$7,576	$(8,161)
Foreign	75,459	28,129	14,324
	$313,688	$35,705	$6,163

The components of the provision (benefit) for income taxes for continuing operations before cumulative effect of accounting change for the years ended December 31, 2004, 2003, and 2002, are as follows (in thousands):

	2004	2003	2002

Current:
Federal	$79,580	$514	$878
State	5,145	12	(89)
Foreign	25,251	8,477	7,617
	109,976	9,003	8,406

Deferred:
Domestic	1,160	2,388	(2,686)
Foreign	7,172	1,357	(2,443)
	8,332	3,745	(5,129)
	$118,308	$12,748	$3,277

Maverick Tube Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The difference between the effective income tax rate and the U.S. federal income tax rate is as follows (in thousands):

	2004	2003	2002

Provision at U.S. statutory tax rate	$109,791	$12,497	$2,157
State and local taxes, net of federal tax benefit	5,002	86	(89)
Taxes on foreign income in excess of (less than)
U.S. statutory rate	(853)	(89)	160
Increase in state tax rate	511	-	-
Taxes on foreign dividends	-	-	1,776
Valuation allowances	57	53	(1,001)
Permanent items	(575)	129	(426)
Other	4,375	72	700
	$118,308	$12,748	$3,277

The Company’s effective tax rate is based on expected income, statutory tax rates, and tax planning opportunities available to the Company in the various jurisdictions in which the Company operates. Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions. The Company establishes accruals for certain tax contingencies for exposures associated with permanent tax differences, tax credits, and related interest expense when, despite the belief the Company’s tax return positions are fully supported, the Company believes certain positions are likely to be challenged and the Company’s positions may not be fully sustained. The tax contingency accruals are adjusted quarterly in light of changing facts and circumstances, such as the progress of tax audits, case law, and emerging legislation and are included in “Other” above.

A number of years may elapse before a particular matter, for which the Company has accrued, is audited and finally resolved. The number of years with open tax audits varies by jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes its tax contingency accruals are adequate to address known tax contingencies. Favorable resolution of such contingencies could be recognized as a reduction of the Company’s effective tax rate in the year of resolution. Unfavorable settlement of any particular issue could impact the effective tax rate and may require the use of cash in the year of resolution. The Company’s tax contingency accruals are presented in the balance sheet within accrued liabilities.

Temporary differences which give rise to deferred tax assets and liabilities at December 31, 2004 and 2003, are as follows (in thousands):

	2004	2003

Deferred tax assets:
Various accrued liabilities and reserves	$9,771	$2,669
Net operating loss carryforwards	7,329	3,298
Alternative minimum tax carryforwards	-	5,282
Foreign tax credit carryforwards	6,886	12,362
Pension plans	770	675
Asset valuations	1,508	1,335
Valuation allowances:
Foreign tax credit carryforwards	(6,886)	(6,877)
Net operating loss carryforwards	(109)	(53)
Total deferred tax assets	19,269	18,691
Deferred tax liabilities:
Plant, equipment and intangible assets	28,711	19,157
Net deferred tax liabilities	$(9,442)	$(466)

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate of 5.25%. On November 15, 2004, the FASB issued proposed Standard FAS 109-b, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004.” This standard allows companies additional time to evaluate the effect of the law on whether unrepatriated foreign earnings continue to qualify for the SFAS No. 109, “Accounting for Income Taxes,” exception to recognizing deferred tax liabilities and requires explanatory disclosures from those who need the additional time. Through December 31, 2004, the Company has not provided deferred taxes on foreign earnings because such earnings are intended to be permanently

Maverick Tube Corporation and Subsidiaries
Notes to Consolidated Financial Statements

reinvested outside the U.S. Whether the Company will ultimately take advantage of this provision depends on a number of factors including reviewing future Congressional guidance before a decision can be made. Further, the Company cannot reasonably estimate the related range of possible amounts of unremitted earnings it may consider for repatriation or the related potential range of income tax effects of such repatriation at the time of the issuance of these financial statements. As a result, the Company will make no change in its current intention to permanently reinvest accumulated earnings of its foreign subsidiaries. If it becomes apparent the Company will repatriate these earnings, a one-time tax charge to the Company’s consolidated statements of income could occur.

At December 31, 2004, the Company had net operating loss carryforwards with a tax value of $7,329,000. Management’s assessment is the character and nature of future taxable income will allow the Company to realize the full amount of the tax benefits associated with the net operating loss carryforwards before they expire beginning in 2011, except for $109,000 for which a valuation allowance has been recorded.

11. Defined Contribution Plans

The Company sponsors four defined contribution 401(k) plans available to all U.S. employees. The plans may be amended or terminated at any time by the Board of Directors. The Company has provided matching contributions to the plans for the years ended December 31, 2004, 2003, and 2002, of $2,807,000, $1,701,000, and $927,000, respectively.

The Company also sponsors two deferred compensation plans covering certain officers and key employees. One plan provides for discretionary contributions based solely upon the Company’s profitability and the individuals’ gross wages. The other plan provides for fixed contributions for certain officers of the Company. The Company contribution to these plans for the years ended December 31, 2004, 2003, and 2002, was $658,000, $467,000, and $151,000, respectively.

Maverick Tube Corporation and Subsidiaries
Notes to Consolidated Financial Statements

12. Defined Benefit Plans

Prudential sponsors two pension plans (Hourly Plan and Salary Plan) and a postretirement benefit plan for substantially all of its Canadian employees and a supplemental executive retirement plan (SERP) for certain former key Prudential executives. A reconciliation of changes in the plans’ benefit obligations, fair value of assets, and statement of funded status for the years ended December 31, 2004 and 2003, is as follows (in thousands):

	Pension Benefits		Postretirement
	and SERP		Benefit Plan
	2004	2003	2004	2003

Change in benefit obligation:
Benefit obligation at beginning of year	$42,627	$32,390	$1,883	$1,441
Service cost	1,704	1,507	100	59
Interest cost	3,137	2,534	189	117
Plan amendments	3,202	-	-	-
Actuarial loss	5,242	213	1,081	-
Benefits paid	(1,417)	(1,215)	(83)	(55)
Foreign currency translation change	3,145	7,198	138	321
Benefit obligation at end of year	$57,640	$42,627	$3,308	$1,883

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$36,624	$26,478	$-	$-
Employer contributions	4,369	2,120	-	-
Actual return on plan assets	4,028	3,357	-	-
Benefits paid	(1,417)	(1,215)	-	-
Foreign currency translation change	2,703	5,884	-	-
Fair value of plan assets at end of year	$46,307	$36,624	$-	$-

Funded status:
Underfunded status at end of year	$(11,333)	$(6,003)	$(3,308)	$(1,883)
Unrecognized actuarial loss	13,553	9,265	1,302	504
Unrecognized transition obligation (asset)	(5,287)	(5,557)	486	267
Unrecognized prior service cost	5,243	2,356	-	-
Prepaid (accrued) benefit cost	$2,176	$61	$(1,520)	$(1,112)

Amounts recognized in the balance sheets:
Prepaid benefit costs	$2,582	$1,962	$-	$-
Accrued benefit liability	(9,318)	(5,935)	(1,520)	(1,112)
Intangible asset	4,448	2,022	-	-
Accumulated other comprehensive income	4,464	2,012	-	-
Net amount recognized	$2,176	$61	$(1,520)	$(1,112)

Maverick Tube Corporation and Subsidiaries
Notes to Consolidated Financial Statements

	Pension Benefits	Postretirement
	and SERP	Benefit Plan

Estimated future benefit payments are as follows at December 31, 2004 (in thousands):

2005	$2,222	$89
2006	2,423	98
2007	2,528	111
2008	2,766	125
2009	2,927	135
2010 through 2013	17,951	864
	$30,817	$1,422

Employer contributions expected for the year ended December 31, 2005 (in thousands):

Contributions required by funding regulations or laws	$2,992	$-
Additional discretionary contributions	1,374	76
	$4,366	$76

The accumulated benefit obligation for all defined benefit pension plans was $54,892,000 and $39,063,000 at December 31, 2004 and 2003, respectively.

The provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” require the recognition of an additional minimum liability and related intangible asset to the extent accumulated benefits exceed plan assets. As of December 31, 2004, the Company recorded an adjustment to stockholders’ equity of $4,464,000, which was required to reflect the Company’s minimum liability.

Benefit costs consist of the following (in thousands):

	2004	2003	2002

Pension benefit costs:
Service cost	$1,704	$1,507	$1,048
Interest cost	3,137	2,534	1,963
Expected return on plan assets	(2,783)	(2,256)	(1,985)
Amortization of prior service cost	489	242	131
Amortization of transition asset	(680)	(633)	(518)
Recognized net actuarial gain	389	685	197
	$2,256	$2,079	$836

	2004	2003	2002

Postretirement benefit plan costs:
Service cost	$100	$59	$45
Interest cost	189	117	88
Recognized net actuarial loss	113	57	46
	$402	$233	$179

Maverick Tube Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The weighted average assumptions used in accounting for the Company’s plans at December 31, 2004 and 2003, are as follows:

			Postretirement
	Pension Benefits		Benefit Plan
	2004	2003	2004	2003

Discount rate	6.0%	6.5%	6.0%	6.5%
Expected return on plan assets	7.0%	7.0%	-	-
Rate of compensation increase	4.5%	4.3%	-	-

A discount rate of 6.5% was used for the expense determination for 2004.

The pension plan’s prior service costs are amortized on the straight-line basis over the average remaining service period of active participants. Gains and losses are amortized over the average remaining service period of active participants.

At each of December 31, 2004 and 2003, the pension plan assets were invested 58.0% in equity securities and 42.0% in debt securities. Target investment rates were 55.0% equity securities, 43.0% debt securities, and 2.0% short-term investments. The expected rate of return on equity securities is 8.8%, on debt securities is 5.0%, and on short-term investments is 3.0%. The range on the contractual maturities for the debt securities is from current to April 22, 2043. The weighted average years of the contractual maturities for these debt securities are 3.8 years to 9.4 years depending on the fund involved.

Investment Strategy

The long-term investment objective is to secure the defined pension benefits while managing the variability and level of the Company’s contributions. The portfolio is rebalanced periodically, as required, ensuring the maximum equity content is 60.0% at any time. Investments are managed by external managers, who report to a Pension Committee, and are restricted to those permitted by the Alberta Employee Pension Plan Act, the federal Pension Benefits Standards Act on investment-related issues, and the Income Tax Act and Regulations. Investments are made through pooled or segregated funds.

Determination of the Long-Term Rate of Return on Assets

To estimate the expected long-term rate of return on assets, the Company considered the current level of expected returns on the bond portion of the portfolio, the historical level of the risk premium associated with other asset classes in which the portfolio is invested, and the expectation for future returns on each asset class. The expected return for each asset class was weighted based on the policy’s asset mix to develop an expected long-term rate of return for the portfolio.

Measurement Date

The date used to determine pension benefits is December 31.

For postretirement benefit plan measurement purposes, a 5.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005. The rate was assumed to decrease gradually each successive year until it reaches 4.5%.

Assumed health care cost trend rates have a significant effect on the amounts reported for a postretirement health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effect (in thousands):

	1.0% Increase	1.0% Decrease

Effect on total service and interest cost components	$58	$38
Effect on accumulated postretirement benefit obligations	$590	$465

Maverick Tube Corporation and Subsidiaries
Notes to Consolidated Financial Statements

13. Segment Information

Reportable Segments

The following table sets forth data (in thousands) regarding the reportable industry segments of the Company. Identifiable assets are those used in the Company’s operations in each segment.

	Energy	Industrial
	Products	Products	Corporate	Total
Year Ended December 31, 2004
Net sales	$954,440	$501,824	$-	$1,456,264
Income from operations	172,488	151,574	-	324,062
Identifiable assets	691,324	248,081	63,032	1,002,437
Goodwill and intangible assets	60,967	59,539	-	120,506
Depreciation and amortization	16,943	4,655	6,100	27,698
Capital expenditures	19,186	9,904	5,730	34,820

Year Ended December 31, 2003
Net sales	$621,955	$262,362	$-	$884,317
Income from operations	44,428	914	-	45,342
Identifiable assets	439,747	150,976	80,003	670,726
Goodwill and intangible assets	58,336	59,950	-	118,286
Depreciation and amortization	14,337	3,558	4,516	22,411
Capital expenditures	7,278	6,438	7,186	20,902

Year Ended December 31, 2002
Net sales	$375,097	$77,816	$-	$452,913
Income from operations	10,374	114	-	10,488
Identifiable assets	313,636	224,719	57,528	595,883
Goodwill and intangible assets	43,131	50,053	-	93,184
Depreciation and amortization	10,123	5,591	4,240	19,954
Capital expenditures	15,260	3,806	3,743	22,809

The corporate information in the above table is not considered a segment; however, it represents the corporate assets not identifiable to a reporting segment necessary for the day-to-day operations of the Company.

Geographic Information

			Other
	U.S.	Canada	Countries	Total
Year Ended December 31, 2004
Net sales	$1,040,163	$394,355	$21,746	$1,456,264
Long-lived assets	306,153	25,887	-	332,040

Year Ended December 31, 2003
Net sales	$567,075	$296,739	$20,503	$884,317
Long-lived assets	286,589	21,131	-	307,720

Year Ended December 31, 2002
Net sales	$281,676	$159,364	$11,873	$452,913
Long-lived assets	253,277	18,628	523	272,428

 Net sales are attributable to the country based on where the product is to be delivered. Long-lived assets represent net property, plant and equipment, goodwill, and net other acquired intangibles.

Prudential Steel Ltd., located in Calgary, Alberta, operates under a collective bargaining agreement that covers approximately 77% of its employees. The agreement is due to expire on December 31, 2006. The Elyria and Ferndale facilities of Republic Conduit also operate under collective bargaining agreements that in the aggregate cover 43% of the employees of Maverick C&P, Inc. The agreements are due to expire on November 15, 2005.

Maverick Tube Corporation and Subsidiaries
Notes to Consolidated Financial Statements

In addition, our Counce, Tennessee facility of Maverick Tube, L.P., operates under a collective bargaining agreement that covers approximately 82% of the employees at that location. The agreement is also due to expire on November 15, 2005. Furthermore, approximately 86% of the employees of Texas Arai, a division of Maverick Tube, L.P., are union members, however, the union at Texas Arai was decertified on January 12, 2005.

14. Operating Leases

The Company rents office facilities and equipment under various operating leases. Future minimum payments under noncancelable operating leases with initial or remaining terms in excess of one year are as follows at December 31, 2004 (in thousands):

2005	$5,278
2006	4,372
2007	3,745
2008	3,106
2009	551
Thereafter	715
$17,767

Rent expense for all operating leases was $4,946,000, $3,989,000 and $4,103,000, for the years ended December 31, 2004, 2003, and 2002, respectively.

15. Contingencies

Various claims, incidental to the ordinary course of business, are pending against the Company. In the opinion of management, after consultations with legal counsel, resolution of these matters is not expected to have a material effect on the accompanying financial statements.

16. Stock Plans

Stock Option Plans

The Company sponsors two employee stock option plans (the “1990 Plan” and the “1994 Plan”) allowing for incentive stock options and non-qualified stock options. The Company also sponsors three stock option plans for eligible directors (the “1994 Director Plan,” the “1999 Director Plan,” and the “2004 Director Plan”) allowing for non-qualified stock options. The Company sponsors a combined employee and director stock option plan (the “Prudential Plan”) allowing for incentive stock options and non-qualified stock options. Lastly, the Company also has an Omnibus Incentive Plan (the “Omnibus Plan”) in which stock options and restricted stock may be granted. These plans have been approved by the stockholders of the Company, and no options have been granted by the Company outside of these plans. The 1990 Plan, 1994 Plan, 1994 Director Plan, 1999 Director Plan, 2004 Director Plan, Prudential Plan, and Omnibus Plan provide that 340,000, 1,500,000, 200,000, 300,000, 250,000, 650,187, and 750,000 shares, respectively, may be issued under the plans at an option price not less than the fair market value of the stock at the time the option is granted. The 1990 Plan, 1994 Plan, 1994 Director Plan, 1999 Director Plan, and Prudential Plan expired on December 2000, November 2004, November 1999, November 2004, and September 2000, respectively. Thus, no further options are available for future grants within these plans. The 2004 Director Plan and Omnibus Plan expire in May 2010 and May 2014, respectively. The options vest pursuant to the schedule set forth for each plan. In general, the options issued under the 1994, 1999, and 2004 Director Plans vest six months from the date of grant, and the options issued under the 1990 Plan, 1994 Plan, Prudential Plan, and Omnibus Plan vest ratably over periods ranging from one year to five years. At December 31, 2004 and 2003, 816,252 and 116,168 shares were available for grant under all of the option plans.

The Company grants stock options for a fixed number of shares to directors and employees with an exercise price equal to the fair value of the shares at the time of the grant. Accordingly, the Company has not recognized compensation expense for its stock option grants. The fair value of the options granted for the years ended December 31, 2004, 2003, and 2002, was determined to be $895,000, $1,457,000, and $2,779,000, respectively.

For the purposes of the pro forma disclosures in Note 1, the estimated fair value of the options is recognized as compensation expense over the options’ vesting period. The fair value of the options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2004, 2003, and 2002, respectively: risk-free interest rate of 3.43%, 2.97%, and 3.82%; no

Maverick Tube Corporation and Subsidiaries
Notes to Consolidated Financial Statements

dividend payments expected; volatility factors of the expected market price of the Company’s common stock of 0.613, 0.633, and 0.656; and a weighted average expected life of the options of 3.4 years, 3.7 years, and 3.9 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

The following table summarizes option activity and related information.

		Weighted	Weighted
	Shares Under	Average	Average
	Option	Exercise Price	Fair Value

Options outstanding at December 31, 2001	1,261,963	10.98
Options exercised	(180,940)	6.11
Options forfeited	(55,650)	20.41
Options granted	410,000	13.28	$6.78

Options outstanding at December 31, 2002	1,435,373	11.89
Options exercised	(325,010)	7.02
Options forfeited	(106,326)	20.41
Options granted	185,000	16.39	$7.88

Options outstanding at December 31, 2003	1,189,037	$13.18
Options exercised	(550,407)	12.51
Options forfeited	(7,504)	16.02
Options granted	91,668	21.56	$9.76

Options outstanding at December 31, 2004	722,794	$14.73

The following table summarizes information about fixed stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise Price	Options	Contractual Life	Exercise Price	Options	Exercise Price

$6.80 - $7.13	67,601	4.0 years	$7.00	67,601	$7.00
$10.37 - $15.95	480,858	7.5 years	$13.57	284,193	$13.34
$16.99 - $24.40	174,335	4.5 years	$20.92	136,000	$21.12
$6.80 - $24.40	722,794	6.5 years	$14.73	487,794	$14.63

Restricted Stock Plan

Under the Company’s restricted stock plan, common stock of the Company may be granted at no cost to certain officers and key employees. Certain plan participants are entitled to cash dividends and voting rights for their respective shares. Restrictions limit the sale or transfer of these shares during a vesting period whereby the restrictions lapse at the end of the third or fifth year. Upon issuance of stock under the plan, unearned compensation equivalent to the market value at the date of the grant is charged to stockholders’ equity and subsequently amortized to expense over the eight-year restriction period. During the year ended December 31, 2004, net shares granted were 105,240, including 24,864 shares forfeited by an individual. The Company placed the forfeited shares into treasury stock and subsequently reissued 12,000 of the shares. Compensation expense related to these shares, net of forfeitures, was $238,000 in 2004.

Stock Performance Plan

Under the Company’s stock performance plan, common stock may be awarded at the end of the performance period at no cost to certain officers and key employees, if certain financial goals are met. Compensation expense is recorded over the performance period based on the anticipated number of shares to be awarded. Compensation expense for performance shares was $450,000 for the year ended December 31, 2004.

Maverick Tube Corporation and Subsidiaries
Notes to Consolidated Financial Statements

17. Capital Stock

On June 11, 2000, Maverick and Prudential entered into a Business Combination Agreement providing for the combination of Prudential with Maverick. The transaction was completed on September 22, 2000.

Under the terms of the transaction, Prudential stockholders received 0.52 of an exchangeable share, issued by Maverick Tube (Canada) Inc., a wholly-owned Canadian subsidiary of the Company, for each Prudential common share. Consequently, Prudential stockholders received a total of 15,813,088 exchangeable shares. The exchangeable shares are Canadian securities that began trading on the Toronto Stock Exchange on September 27, 2000. These shares have the same voting rights, dividend and distribution entitlements, and other attributes as shares of the Company’s common stock and are exchangeable, at each stockholder’s option, for shares of the Company’s common stock on a one-for-one basis. The transaction was accounted for as a pooling of interests.

In conjunction with the Prudential transaction, the Company’s Board of Directors designated one share of the Company’s authorized preferred stock as Special Voting Stock. The Special Voting Stock is entitled to a number of votes equal to the number of outstanding exchangeable shares of Maverick Tube (Canada) Inc., on all matters presented to the common stockholders of the Company. The one share of Special Voting Stock is issued to CIBC Mellon Trust Company, as trustee pursuant to the Voting and Exchange Trust Agreement among the Company, Maverick Tube (Canada) Inc., and CIBC Mellon Trust Company, for the benefit of the holders of the exchangeable shares of Maverick Tube (Canada) Inc. For financial statement purposes, the exchangeable shares that have not been exchanged for shares of the Company’s common stock have been treated as if they had been exchanged and are included in the Company’s outstanding shares of common stock.

As long as any exchangeable shares of Maverick Tube (Canada) Inc. are outstanding, the Special Voting Stock may not be redeemed, the number of shares comprising the Special Voting Stock shall not be increased or decreased, and no other term of the Special Voting Stock shall be amended, except upon the unanimous approval of all common stockholders of the Company. If the Special Voting Stock is purchased or otherwise acquired by the Company, it shall be deemed retired and cancelled. Thereafter, it will become an authorized but unissued and undesignated preferred share of the Company.

18. Stockholder Rights Plan

In July 1998, the Company’s Board of Directors adopted a common stockholder rights plan pursuant to which the Company declared a dividend distribution of one preferred stock purchase right (the “Right”) for each outstanding share of common stock of the Company (other than shares held in the Company’s treasury). As of September 22, 2000, the Company undertook to distribute at the Separation Time (as defined below) to the then record holders of exchangeable shares one Right for each exchangeable share then held of record. The Right becomes exercisable the day a public announcement is made that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20.0% or more of the outstanding shares of common stock, or the tenth day following the commencement of a tender offer or exchange offer that would result in a person or a group becoming the beneficial owners of 20% or more of such outstanding share of common stock (each, the “Separation Time”). After such Right becomes exercisable and upon a “flip-in event” (as such item is defined in the plan), each Right entitles the holder to purchase $100 worth of the Company’s common stock or preferred stock, as the case may be, for $50. A "flip-in event" will occur under the Company’s stockholder rights plan when a person becomes an acquiring person otherwise than through a "permitted offer," as described in the Company’s stockholder rights plan. The Company’s stockholder rights plan defines "permitted offer" to mean a tender or exchange offer for all outstanding shares of common stock at a price and on terms a majority of the independent members of the Company’s Board of Directors determines to be adequate and otherwise in the Company’s best interests and the best interests of the Company’s stockholders. Until a Right is exercised or exchanged, the holder thereof will have no rights as a stockholder of the Company, including, without limitation, the right to receive dividends. The Right is subject to redemption by the Company’s Board of Directors for $0.01 per Right at any time prior to the date which a person or group acquires beneficial ownership of 20.0% or more of the Company’s common stock or subsequent thereto at the option of the Board of Directors. The Rights expire July 23, 2008.

Maverick Tube Corporation and Subsidiaries
Notes to Consolidated Financial Statements

19. Quarterly Financial Data (Unaudited)

The results of operations by quarter were as follows (in thousands):

Quarter Ended	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

Net sales	$311,298	$348,088	$400,684	$396,194
Gross profit	70,540	119,264	134,012	84,671
Income before cumulative effect of accounting change	30,325	57,997	68,533	38,525
Net income	28,741	57,997	68,533	38,525
Basic earnings per share before cumulative effect of accounting change	0.72	1.37	1.62	0.90
Basic earnings per share	0.68	1.37	1.62	0.90
Diluted earnings per share before cumulative effect of accounting change	0.72	1.36	1.60	0.90
Diluted earnings per share	0.68	1.36	1.60	0.90

Quarter Ended	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

Net sales	$219,438	$194,925	$226,753	$243,201
Gross profit	14,909	15,646	29,765	40,644
Net income	242	1,063	8,677	12,975
Basic earnings per share	0.01	0.03	0.21	0.31
Diluted earnings per share	0.01	0.03	0.21	0.31

20. New Accounting Pronouncements (Unaudited)

Share-Based Payments

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB No. 25. Among other items, SFAS No. 123 (R) eliminates the use of APB No. 25 and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant-date fair value of those awards, in the financial statements.

The effective date of SFAS No. 123 (R) is the first reporting period beginning after June 15, 2005, which is the Company’s third quarter, although early adoption is allowed. SFAS No. 123 (R) permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123 (R) for all share-based payments granted after that date and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123 (R). The “modified retrospective” method requirements are the same as under the “modified prospective” method, but also permit entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123.

The Company currently plans to adopt SFAS No. 123 (R) on July 1, 2005, using the modified prospective method. This change in accounting is not expected to materially impact the Company’s financial position. However, because the Company currently accounts for share-based payments to its employees using the intrinsic value method, its results of operations have not included the recognition of compensation expense for the issuance of stock option awards. Had the Company applied the fair value criteria established by SFAS No. 123 (R) to previous stock option grants, the impact to its results of operations would have approximated the impact of applying SFAS No. 123, which was a reduction to net income of approximately $1,038,000 in 2004, $2,012,000 in 2003, and $1,120,000 in 2002. The impact of applying SFAS No. 123 to previous stock option grants is further summarized in Note 1. The Company expects the recognition of compensation expense for stock options issued and outstanding at December 31, 2004, to reduce both third and fourth quarter 2005 net earnings by approximately $80,000 and $69,000, respectively.

Maverick Tube Corporation and Subsidiaries
Notes to Consolidated Financial Statements

SFAS No. 123 (R) also requires the benefits associated with the tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company does not expect SFAS No. 151 to materially impact the financial statements upon adoption.

Income Taxes

On December 21, 2004, the FASB issued two FSPs regarding the accounting implications of the American Jobs Creation Act of 2004. FSP No. 109-1, “Application of FASB Statement No. 109 ‘Accounting for Income Taxes’ to the Tax Deduction on Qualified Production Activities Provided by the American Job Creation Act of 2004,” is not expected to have an effect on the Company’s effective tax rate until fiscal 2006. FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Provision Within the American Jobs Creation Act of 2004,” is effective for fiscal year 2004 and is described in Note 10.

Maverick Tube Corporation and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
(In Thousands)

		Additions
Classification	Balance at Beginning of Year	Charged to Cost and Expenses	Charged to Other Accounts	Adjustments	Balance at End of Year

Year ended December 31, 2002:
Deducted from asset account:
Accounts receivable allowances	$2,412	$449	$2,327	$--	$5,188
Valuation allowance for deferred
income taxes	$4,342	$6,877	$--	$(2,870)	$8,349

Year ended December 31, 2003:
Deducted from asset account:
Accounts receivable allowances	$5,188	$298	$--	($72)	$5,414
Valuation allowance for deferred
income taxes	$8,349	$53	$--	$(1,472)	$6,930

Year ended December 31, 2004:
Deducted from asset account:
Accounts receivable allowances	$5,414	$1,376	$--	$149	$6,641
Valuation allowance for deferred
income taxes	$6,930	$65	$--	$--	$6,995

ITEM 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A Controls and Procedures

Effectiveness of Controls and Procedures - Our management, under the supervision and with the participation of our chief executive officer and principal financial officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004. Based on such review and evaluation, our chief executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2004, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the officers, as appropriate to allow timely decisions regarding required disclosure.

During the evaluation of the controls and procedures as of September 30, 2004, the Chief Executive Officer and Chief Financial Officer discovered a potential significant deficiency in the design and operation of our general computer controls related to security around access to certain components of our information systems. We were able to fully implement certain changes to our security access to remediate this deficiency as of December 31, 2004. In addition, we successfully implemented a new, companywide human resources and payroll system in late 2004 and early 2005. There were no other material changes in the Company’s internal control over financial reporting during the fourth quarter of 2004 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded our internal controls over financial reporting were effective as of December 31, 2004.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting as of December 31, 2004, which is included herein.

ITEM 9B Other Information

None.

PART III

ITEM 10 Directors and Executive Officers of the Registrant

The information required by Item 10 is included in our definitive proxy statement and incorporated herein by reference. Our definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.

ITEM 11 Executive Compensation

The information required by Item 11 is included in our definitive proxy statement and incorporated herein by reference. Our definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is included in our definitive proxy statement and incorporated herein by reference. Our definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.

ITEM 13 Certain Relationships and Related Transactions

The information required by Item 13 is included in our definitive proxy statement and incorporated herein by reference. Our definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.

ITEM 14 Principal Accountant Fees and Services

Information required by Item 14 is included in our definitive proxy statement and incorporated herein by reference. Our definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.

PART IV

ITEM 15 Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report.

1.	Financial Statements

2.	Schedule

The consolidated financial statements and supplemental schedule of Maverick Tube Corporation and Subsidiaries are included in Part II, Item 8 and are listed in the Index to Consolidated Financial Statements and Financial Statement Schedule therein.

3. Exhibits

The exhibits required to be filed as part of this annual report on Form 10-K are listed in the attached Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Maverick Tube Corporation
(registrant)

March 15, 2005	/s/ Pamela G. Boone
Pamela G. Boone, Vice President - Treasurer and Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 15, 2005	/s/ C. Robert Bunch
C. Robert Bunch, Chairman and Chief Executive Officer and Director (Principal Executive Officer)

March 15, 2005	/s/ Pamela G. Boone
Pamela G. Boone (Principal Financial Officer)

March 15, 2005	/s/ C. Adams Moore
C. Adams Moore, Director

March 15, 2005	/s/ David H. Kennedy
David H. Kennedy, Director

March 15, 2005	/s/ Gerald Hage
Gerald Hage, Director

March 15, 2005	/s/ Greg Eisenberg
Greg Eisenberg, Director

March 15, 2005	/s/ Paul C. McDermott
Paul C. McDermott, Director

March 15, 2005	/s/ Wayne P. Mang
Wayne P. Mang, Director

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

2.1
Combination Agreement by and between the Registrant and Prudential Steel Ltd. dated as of June 11, 2000 (incorporated herein by reference to Annex B to our definitive proxy statement filed on August 11, 2000).

2.2
Form of Plan of Arrangement involving and affecting Prudential Steel Ltd. and the holders of its common shares and options (incorporated herein by reference to Annex D to our definitive proxy statement filed on August 11, 2000).

2.3
Stock Purchase Agreement dated as of February 12, 2002 by and among the Registrant, Precision Tube Holding Corporation and the shareholders of Precision Tube Holding Corporation (incorporated herein by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K filed on February 14, 2002).

2.4
Asset Purchase Agreement By and Among The LTV Corporation, the Other Sellers Named Herein and the Registrant dated as of October 15, 2002 (incorporated herein by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K filed on October 16, 2002).

2.5
Plan of Reorganization and Agreement of Merger dated as of February 19, 2003 by and among the Registrant, SC Acquisition, L.P., SeaCAT Corporation and certain shareholders of SeaCAT Corporation (incorporated herein by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K filed on February 20, 2003).

3.1
Amended and Restated Certificate of Incorporation of the registrant, as amended (incorporated herein by reference to Exhibit 3.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2000).

3.2	Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed on March 2, 2005).
4.1
Form of Amended and Restated Shareholder Rights Agreement, dated as of September 22, 2000 between the Registrant and Harris Trust and Savings Bank (which includes as Exhibit A thereto the Form of Preferred Stock Rights Certificate) (incorporated herein by reference to Exhibit (5) of the Registrant’s Form 8-A/A filed on September 26, 2000).

4.2	Form of Stock Certificate for Common Stock (incorporated herein by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1 (File No. 33-37363)).
4.3
Form of Stock Certificate for Series II or Special Voting Preferred Stock (incorporated herein by reference to Exhibit 4.3 to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2000).

4.4
Form of Share Capital and other Provisions to be included in the Articles of Incorporation of Maverick Tube (Canada) Inc. (incorporated herein by reference to Annex E to our definitive proxy statement filed on August 11, 2000).

4.5	Form of Support Agreement by and between the Registrant and Maverick Tube (Canada) Inc. (incorporated herein by reference to Annex F to our definitive proxy statement filed on August 11, 2000).
4.6
Form of Voting and Exchange Trust Agreement by and between the Registrant, Maverick Tube (Canada), Inc. and CIBC Mellon Trust Company (incorporated herein by reference to Annex G to our definitive proxy statement filed on August 11, 2000).

4.7
Indenture, dated as of June 9, 2003, between Maverick Tube Corporation and the Bank of New York (the “2003 Indenture”) (incorporated herein by reference to Exhibit 4.3 to the Registrant’s registration statement on Form S-3, filed on July 11, 2003 (File No. 33-106976)).

4.8	Form of 4.00% Convertible Senior Subordinated Note due 2033 (incorporated herein by reference to Exhibit A of the 2003 Indenture).
4.9
Registration Rights Agreement dated as of June 9, 2003 by and among Maverick Tube Corporation and J.P. Morgan Securities, Inc., Jefferies & Co., Inc. and Raymond James & Associates, Inc. (incorporated herein by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-3, filed on July 11, 2003 (File No. 33-106976)).

EXHIBIT
NUMBER	DESCRIPTION

4.10
Supplemental Indenture, dated as of October 24, 2003, between Maverick Tube Corporation and the Bank of New York (incorporated herein by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3/A, filed on October 27, 2003 (File No. 33-106976)).

4.11
Form of Indenture between Maverick Tube Corporation and The Bank of New York, as trustee, governing the 2004 4.00% Convertible Senior Subordinated Note due 2033 (“2004 Indenture”) (incorporated herein by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-4, filed on December 20, 2004 (File No. 333-120923)).

4.12	Form of 2004 4.00% Convertible 4.00% Convertible Senior Subordinated Note due 2033 (incorporated herein by reference to Exhibit A of the 2004 Indenture).
10.1
Lease and Agreement dated July 24, 1992, by and between the Registrant and the Arkansas Development Finance Authority (incorporated herein by reference to Exhibit 10.7 to the Registrant’s annual report on Form 10-K for the fiscal year ended September 30, 1992).

10.2*
Maverick Tube Corporation Savings for Retirement Plan effective on February 15, 1988, as amended (incorporated herein by reference to Exhibit 10.11 to the Registrant’s annual report on Form 10-K for the fiscal year ended September 30, 1993).

10.3*
The Maverick Tube Corporation 1994 Stock Option Plan (the “1994 Employee Plan”) (incorporated herein by reference to Exhibit 10.17 of the Registrant’s annual report on Form 10-K for the fiscal year ended September 30, 1994).

10.3.1*	Amendment #1 to the 1994 Employee Plan (incorporated herein by reference to Exhibit 10.21 of the Registrant’s annual report on Form 10-K for the fiscal year ended September 30, 1997).
10.4*
The Maverick Tube Corporation Director Stock Option Plan (the “1994 Director Plan”) (incorporated herein by reference to Exhibit 10.18 of the Registrant’s annual report on Form 10-K for the fiscal year ended September 30, 1994).

10.4.1*	Amendment #1 to the 1994 Director Plan (incorporated herein by reference to Exhibit 10.24 of the Registrant’s annual report on Form 10-K for the fiscal year ended September 30, 1996).
10.4.2*	Form of Director Non-Qualified Stock Option Agreement issuable under the 1994 Director Plan.
10.5*	Amended and Restated Maverick Tube Corporation 2004 Omnibus Incentive Plan (“2004 Employee Plan”)
10.5.1*	Form of Non-Qualified Stock Option Agreement issuable under the 2004 Employee Plan.
10.5.2*	Form of Restricted Stock Award Agreement issuable under the 2004 Employee Plan.
10.5.3*	Form of Restricted Stock Unit Award Agreement issuable under the 2004 Employee Plan.
10.6*
Maverick Tube Corporation 2004 Stock Incentive Plan for Non-Employee Directors (incorporated herein by reference to Attachment C to the registrant’s definitive proxy statement filed on March 29, 2004), as amended by First Amendment dated February 23, 2005 (incorporated herein by reference to Exhibit 10.1 to Registrant’s current report on Form 8-K filed on March 2, 2005).

10.7*
Form of Deferred Compensation Agreement between the Registrant and Messrs. Gregg Eisenberg, T. Scott Evans and Sudhakar Kanthamneni dated October 1, 1995 (incorporated herein by reference to Exhibit 10.22 of the Registrant’s annual report on Form 10-K for the fiscal year ended September 30, 1996).

10.8*
Form of Severance Agreement dated December 10, 1998, by and among the Registrant and Gregg Eisenberg, Sudhakar Kanthamneni and T. Scott Evans (incorporated herein by reference to Exhibit 10.16 of the Registrant’s annual report on Form 10-K for the fiscal year ended September 30, 1998).

EXHIBIT
NUMBER	DESCRIPTION

10.9
Agreement of Limited Partnership between the Registrant, Maverick Investment Corporation and Maverick Tube L.P. (incorporated herein by reference to Exhibit 10.13 of the Registrant’s annual report on Form 10-K for the fiscal year ended September 30, 1998).

10.10*
Amended and Restated Prudential Steel Ltd. Stock Option Plan (incorporated herein by reference to Exhibit 99.1 of the Registrant’s registration statement on Form S-8 filed on September 27, 2000 (File No. 333-46740)).

10.11*
Amended and Restated Prudential Steel Ltd. Pension Plan for Salaried Employees restated effective January 1, 1992 and including amendments to January 1, 1998 (incorporated herein by reference to Exhibit 10.15 of the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2000 (in Canadian dollars)).

10.12
Lease and Agreement dated January 10, 2001, by and between the Registrant and Commercial Resins Company, Inc. (incorporated herein by reference to Exhibit 10.18 of the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2000).

10.13*
Prudential Steel Ltd. Supplemental Employees’ Retirement Plan dated as of January 1, 1994 (incorporated herein by reference to Exhibit 10.19 of the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2000).

10.14
First Amendment to Amended and Restated Secured Credit Agreement (incorporated herein by reference to Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q for the period ended March 31, 2001).

10.15*	Second Amendment to the 1994 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 of the Registrant’s quarterly report on Form 10-Q for the period ended March 31, 2001).
10.16
Amending Letter to the Letter Agreement dated December 27, 2000 between Prudential Steel Ltd. and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2001).

10.17
Waiver Letter to the Amended and Restated Secured Credit Agreement among the Registrant and Harris Trust and Savings Bank as Agent dated as of December 28, 2000 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2001).

10.18
Amended and Restated Credit Agreement dated as of December 31, 2002 by and among the Registrant and its subsidiaries, on the one hand, and JP Morgan Chase Bank, CIT Business Credit Canada Inc., General Electric Capital Corporation, and other financial lenders now or hereinafter a party to the agreement, on the other hand (incorporated herein by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed on January 3, 2003).

10.18.1	First Amendment dated as of February 28, 2003 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q for the period ended June 30, 2003).
10.18.2	Second Amendment dated as of June 2, 2003 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s quarterly report on Form 10-Q for the period ended June 30, 2003).
10.18.3	Third Amendment dated as of September 19, 2003 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2003).
10.18.4	Fourth Amendment dated as of December 16, 2003 (incorporated herein by reference to Exhibit 10.27 of the Registrant’s annual report on Form 10-K, as amended, for the period ended December 31, 2003).
10.18.5	Fifth Amendment dated as of March 10, 2004 (incorporated herein by reference to Exhibit 10.29 of the Registrant’s annual report on Form 10-K, for the period ended December 31, 2003).
10.18.6	Sixth Amendment dated as of April 9, 2004 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q, for the period ended June 30, 2004).

EXHIBIT
NUMBER	DESCRIPTION

10.18.7	Seventh Amendment dated as of August 18, 2004 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q, for the period ended September 30, 2004).
10.18.8
Eighth Amendment dated as of December 20, 2004 (incorporated herein by reference to Exhibit 99.4 of the Registrant’s Amendment No. 2 to registration statement on Form S-4 as filed on December 23, 2004 (File No. 333-120923).

10.19
Collective Bargaining Agreement between the Registrant and the United Steelworkers of America, effective as of January 1, 2003 through November 15, 2005 (incorporated herein by reference to Exhibit 10.30 of the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2002).

10.20
Collective Bargaining Agreement between the Registrant and the United Steelworkers of America, effective as of January 1, 2003 through November 15, 2005 (incorporated herein by reference to Exhibit 10.31 of the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2002).

10.21*
Employment contract between the Registrant and Jim Cowan dated February 20, 2003 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s quarterly report on Form 10-Q for the period ended March 31, 2003).

10.22*
Severance Agreement dated February 19, 2003, by and among the Registrant and Jim Cowan (incorporated herein by reference to Exhibit 10.28 of the Registrant’s annual report on Form 10-K, as amended, for the period ended December 31, 2003).

10.23*
Severance Agreement, entered into as of May 11, 2004, by and between the Registrant and Pamela G. Boone (the “Boone Severance Agreement”) (incorporated herein by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed on January 14, 2005).

10.23.1*	Addendum to the Boone Severance Agreement dated March 13, 2005.
10.24*	Agreement and General Release, entered into as of October 15, 2004, by and between the Registrant and Gregg Eisenberg.
10.25*	Severance Agreement dated May 11, 2004, by and between the Registrant and Richard W. Preckel.
12	Computation of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, independent auditors.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer.
32.2	Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer.

*	Management contract or compensatory plan or arrangement