Form 10-Q
period 2005-03-31
MAVERICK TUBE CORPORATION
filed 2005-05-09
CIK 869087

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 001-10651

                            MAVERICK TUBE CORPORATION
             (Exact name of registrant as specified in its charter)

                                 [MAVERICK LOGO]
                                ----------------
                                TUBE CORPORATION

               DELAWARE                                        43-1455766
     (State or other jurisdiction of                        (I.R.S. employer
      incorporation or organization)                     identification number)

16401 SWINGLEY RIDGE ROAD, SEVENTH FLOOR                         63017
CHESTERFIELD, MISSOURI                                         (Zip code)
(Address of principal executive offices)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (636) 733-1600

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

      Common stock, $0.01 par value - 42,887,410 shares as of May 3, 2005.

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                                      INDEX

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)                                                                    3

           Condensed Consolidated Balance Sheets - March 31, 2005 and December 31, 2004                        3

           Condensed Consolidated Statements of Income - Three Months Ended March 31, 2005 and 2004            4

           Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2005 and 2004        5

           Notes to Condensed Consolidated Financial Statements                                                6

           Report of Independent Registered Public Accounting Firm                                            12

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations              13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                         22

Item 4.    Controls and Procedures                                                                            22

PART II.   OTHER INFORMATION

Item 6.    Exhibits                                                                                           22

SIGNATURES                                                                                                    23

EXHIBIT INDEX                                                                                                 24

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                               MARCH 31,    DECEMBER 31,
                                                                                                 2005           2004
                                                                                              (UNAUDITED)    (AUDITED)
                                                                                              -----------   ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                                $     6,636   $     14,721
     Short-term investments                                                                             -         19,965
     Accounts receivable, less allowances of $6,634 and $6,641 on March 31, 2005 and
        December 31, 2004, respectively                                                           189,698        160,240
     Inventories                                                                                  459,490        447,080
     Deferred income taxes                                                                          9,502          9,488
     Prepaid expenses and other current assets                                                      8,698          8,404
                                                                                              -----------   ------------
        Total current assets                                                                      674,024        659,898
Property, plant and equipment, net of accumulated depreciation                                    215,885        211,534
Goodwill                                                                                           82,469         85,984
Other acquired intangibles, net of accumulated amortization                                        34,406         34,522
Other assets                                                                                       10,571         10,499
                                                                                              -----------   ------------
                                                                                              $ 1,017,355   $  1,002,437
                                                                                              ===========   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                         $    78,823   $     98,957
     Accrued expenses and other liabilities                                                        38,740         42,809
     Deferred revenue                                                                              12,410         14,387
     Income taxes payable                                                                          14,246         29,364
     Current maturities of long-term debt                                                             831          3,298
                                                                                              -----------   ------------
        Total current liabilities                                                                 145,050        188,815
Long-term debt, less current maturities                                                             2,637          2,981
Convertible senior subordinated notes                                                             120,000        120,000
Revolving credit facility                                                                          81,593         54,660
Other liabilities                                                                                  21,195         21,387
Deferred income taxes                                                                              16,188         18,930

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 5,000,000 authorized shares; 1 share issued and outstanding           -              -
Common stock, $0.01 par value; 80,000,000 authorized shares; 42,900,274 and 42,645,309
     shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively              429            426
Additional paid-in capital                                                                        244,375        238,895
Unamortized value of restricted stock                                                              (2,767)        (1,416)
Treasury stock, 12,864 shares                                                                        (222)          (222)
Retained earnings                                                                                 387,203        355,988
Accumulated other comprehensive income                                                              1,674          1,993
                                                                                              -----------   ------------
                                                                                                  630,692        595,664
                                                                                              -----------   ------------
                                                                                              $ 1,017,355   $  1,002,437
                                                                                              ===========   ============

See accompanying notes to condensed consolidated financial statements.

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                  THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                                 2005           2004
                                                                                              -----------   ------------
Net sales                                                                                     $   446,484   $    311,298
Cost of goods sold                                                                                376,655        240,758
                                                                                              -----------   ------------
Gross profit                                                                                       69,829         70,540

Selling, general and administrative                                                                17,890         17,219
Sales commissions                                                                                   2,873          2,422
                                                                                              -----------   ------------
Income from operations                                                                             49,066         50,899

Interest expense                                                                                    2,493          2,618
                                                                                              -----------   ------------
Income before income taxes and cumulative effect of accounting change                              46,573         48,281

Provision for income taxes                                                                         15,358         17,956
                                                                                              -----------   ------------
Income before cumulative effect of accounting change                                               31,215         30,325

Cumulative effect of accounting change (net of income tax benefit of $951)                              -         (1,584)
                                                                                              -----------   ------------
Net income                                                                                    $    31,215   $     28,741
                                                                                              ===========   ============

Basic earnings (loss) per share
   Income before cumulative effect of accounting change                                       $      0.73   $       0.72
   Cumulative effect of accounting change                                                               -          (0.04)
                                                                                              -----------   ------------
   Net income                                                                                 $      0.73   $       0.68
                                                                                              ===========   ============

Diluted earnings (loss) per share
   Income before cumulative effect of accounting change                                       $      0.72   $       0.72
   Cumulative effect of accounting change                                                               -          (0.04)
                                                                                              -----------   ------------
   Net income                                                                                 $      0.72   $       0.68
                                                                                              ===========   ============

See accompanying notes to condensed consolidated financial statements.

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                                  THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                                 2005          2004
                                                                                              -----------   ------------
OPERATING ACTIVITIES
Net income                                                                                    $    31,215   $     28,741
Adjustments to reconcile net income to net cash provided
   by operating activities:
Cumulative effect of an accounting change                                                               -          1,584
Depreciation                                                                                        6,883          5,590
Amortization                                                                                          652            686
Share-based compensation expense                                                                      396              -
Deferred income taxes                                                                                 722          1,053
Provision for losses on accounts receivable                                                           312            766
Gain (loss) on sale of equipment                                                                       10            (60)
Changes in operating assets and liabilities, net of effect of acquisitions:
   Accounts receivable                                                                            (30,023)       (39,606)
   Inventories                                                                                    (12,904)       (12,586)
   Prepaid expenses and other current assets                                                         (305)         1,958
   Other assets                                                                                      (560)        (2,327)
   Accounts payable                                                                               (20,119)        15,217
   Accrued expenses and other liabilities                                                         (15,214)        19,057
   Deferred revenue                                                                                (1,977)        (3,188)
                                                                                              -----------   ------------
Cash provided (used) by operating activities                                                      (40,912)        16,885

INVESTING ACTIVITIES
Proceeds from sale of investments                                                                  19,965              -
Expenditures for property, plant and equipment                                                    (13,326)        (5,571)
Proceeds from disposal of equipment                                                                    84             60
                                                                                              -----------   ------------
Cash provided (used) by investing activities                                                        6,723         (5,511)

FINANCING ACTIVITIES
Net borrowings on revolving credit facility                                                        26,057            217
Principal payments on long-term borrowings and notes                                               (2,811)        (3,160)
Deferred debt costs                                                                                   (75)          (103)
Principal payments on long-term note receivable                                                         -            239
Proceeds from exercise of stock options                                                             2,921          3,051
                                                                                              -----------   ------------
Cash provided by financing activities                                                              26,092            244
Effect of exchange rate changes on cash and cash equivalents                                           12           (231)
                                                                                              -----------   ------------
Increase (decrease) in cash and cash equivalents                                                   (8,085)        11,387
Cash and cash equivalents at beginning of period                                                   14,721         29,202
                                                                                              -----------   ------------
Cash and cash equivalents at end of period                                                    $     6,636   $     40,589
                                                                                              ===========   ============

Supplemental disclosures of cash flow information:
  Noncash investing and financing activities:
    Net assets consolidated from a cumulative effect of an accounting change                  $         -   $     11,492

See accompanying notes to condensed consolidated financial statements.

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The unaudited, condensed, consolidated financial statements include the accounts of Maverick Tube Corporation, its direct and indirect wholly-owned subsidiaries, a joint venture under the control of Maverick Tube Corporation, and a variable interest entity, all of which are separate legal entities (collectively referred to as "Maverick" or "Company"). All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year-ended December 31, 2004.

2. RECENT ACCOUNTING PRONOUNCEMENTS

SHARE-BASED PAYMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," supersedes Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows." Among other items, SFAS No. 123 (R) eliminates the use of the intrinsic value method of accounting under APB No. 25 and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant-date fair value of those awards, in the financial statements.

SFAS No. 123 (R) is effective for the first fiscal year beginning after June 15, 2005. Therefore, for the Company, SFAS No. 123 (R) will be effective as of January 1, 2006, although early adoption is allowed. SFAS No. 123 (R) permits companies to adopt its requirements using either a "modified prospective" method or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123 (R) for all share-based payments granted after that date and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123 (R). The "modified retrospective" method requirements are the same as under the "modified prospective" method, but also permit entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123.

The Company currently plans to adopt SFAS No. 123 (R) on January 1, 2006, using the modified prospective method. This change in accounting principle is not expected to materially impact the Company's financial statements. However, because the Company currently accounts for share-based payments to its employees using the intrinsic value method under APB No. 25, its results of operations have not included the recognition of compensation expense for the issuance of stock option awards.

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

INVENTORY COSTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," which clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company does not expect SFAS No. 151 to materially impact the financial statements upon adoption.

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

INCOME TAXES

On December 21, 2004, the FASB issued two FASB Statements of Position ("FSP") regarding the accounting implications of the American Jobs Creation Act of 2004. FSP No. 109-1, "Application of FASB Statement No. 109 `Accounting for Income Taxes' to the Tax Deduction on Qualified Production Activities Provided by the American Job Creation Act of 2004," is not expected to have an effect on the Company's effective tax rate until fiscal 2006. FSP No. 109-2, "Accounting and Disclosure Guidance for the Foreign Provision Within the American Jobs Creation Act of 2004," is effective for fiscal year 2004 and is not expected to have an effect on the Company's effective tax rate until it becomes apparent the Company will repatriate foreign earnings. At that time, a one-time tax change to the Company's consolidated statements of income could occur.

3. INVENTORIES

Inventories at March 31, 2005 and December 31, 2004 consist of the following (in thousands):

                                                     2005          2004
                                                  ----------    ----------
Finished goods                                    $  206,623    $  207,194
Work-in-process                                       55,389        44,380
Raw materials                                        113,588       113,007
In-transit materials                                  71,881        70,760
Storeroom parts                                       12,009        11,739
                                                  ----------    ----------
                                                  $  459,490    $  447,080
                                                  ==========    ==========

4. GOODWILL

The changes in the carrying amount of goodwill for the three months ended March 31, 2005 are as follows (in thousands):

Balance at December 31, 2004              $     85,984
     Reclassifications                          (3,515)
                                          ------------
Balance at March 31, 2005                 $     82,469
                                          ============

Reclassifications represent opening balance adjustments between goodwill and deferred taxes, which had no impact on earnings.

5. SENIOR CREDIT FACILITY

The Company has a senior credit facility providing for $185,000,000 revolving line of credit. The Company has letters of credit outstanding under this facility of $7,462,000 at March 31, 2005. Interest is payable monthly at U.S. or Canadian Prime, Banker's Acceptance Rates or the LIBOR rate adjusted by an interest margin, depending upon certain financial measurements. Under the senior credit facility, the Company can borrow an amount based on a percentage of eligible accounts receivable, eligible inventory, and property, plant and equipment, reduced by outstanding letters of credit. The available borrowings under the senior credit facility were approximately $85,718,000 as of March 31, 2005. The senior credit facility includes restrictive covenants relating to maintaining a minimum fixed charge coverage ratio if availability falls below $30,000,000. Also, if availability falls below $50,000,000, the debt will be classified as current. The senior credit facility limits capital expenditures to $30,000,000 per year (excluding the new Republic Conduit facility in Louisville, Kentucky and the plant expansion at Precision Tube) and limits the Company's ability to pay dividends, create liens, sell assets, or enter into transactions with affiliates without the consent of the lenders.

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6. DEFINED BENEFIT PLAN

Prudential Steel Ltd. ("Prudential"), a Canadian subsidiary, sponsors two pension plans, one for its hourly employees and one for its salaried employees, a postretirement benefit plan for substantially all of its Canadian employees and a supplemental executive retirement plan (SERP) for certain former key Prudential executives. Expected contributions for the year ended December 31, 2005 (in thousands) are as follows:

                                                                PENSION
                                                                BENEFITS        POSTRETIREMENT
                                                                AND SERP         BENEFIT PLAN
                                                                --------        --------------
Contributions required by funding regulations or laws           $  2,978        $            -
Additional discretionary contributions                             1,367                    75
                                                                --------        --------------
                                                                $  4,345        $           75
                                                                ========        ==============

Net periodic benefit costs consist of the following for the three months ended March 31, 2005 and 2004 (in thousands):

                                                                                  2005         2004
                                                                                ---------     -------
Pension benefit costs:
Service cost                                                                    $     503     $   391
Interest cost                                                                         848         720
Expected return on plan assets                                                       (830)       (639)
Amortization of prior service cost                                                    122         112
Amortization of transition asset                                                     (169)       (156)
Recognized net actuarial gain                                                         149          89
                                                                                ---------     -------
  Net periodic benefit cost                                                     $     623     $   517
                                                                                =========     =======

                                                                                  2005         2004
                                                                                ---------     ------
Postretirement benefit plan costs:
Service cost                                                                    $      29     $   15
Interest cost                                                                          51         31
Recognized net actuarial loss                                                          31         14
                                                                                ---------     ------
  Net periodic benefit cost                                                     $     111     $   60
                                                                                =========     ======

7. SEGMENT INFORMATION

The Company operates through five business units that have been aggregated into two segments because of their similar economic characteristics and because the long-term financial performance of these business units is affected by similar economic conditions. The consolidated results are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Within each segment, the business units operate in the same markets and have substantially the same customers. The Company evaluates the performance of the energy and industrial segments based on their segment profit (loss), which is defined as income (loss) from operations before income taxes, and interest income and expense.

Certain reclassifications have been made to prior year balances to conform to the current year presentation, including reclassifying certain corporate expenses into the "Corporate" column.

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Summarized financial information is shown in the following table (in thousands) for each of the three months ended March 31, 2005 and 2004, regarding the reportable industry segments of the Company. The "Corporate" column includes corporate-related items and, as it relates to segment profit (loss), income and expense not allocated to the other segments. Intersegment sales are not material. Identifiable assets are those used in the Company's operations in each segment.

                                               ENERGY    INDUSTRIAL
                                              PRODUCTS    PRODUCTS    CORPORATE       TOTAL
                                             ----------  ----------   ----------   -----------
THREE MONTHS ENDED MARCH 31, 2005
Net sales                                    $  333,588  $ 112,896    $        -   $   446,484
Income (loss) from operations                    43,842     16,087       (10,863)       49,066
Identifiable assets                             707,525    256,320        53,510     1,017,355

THREE MONTHS ENDED MARCH 31, 2004
Net sales                                    $  209,984  $ 101,314    $        -   $   311,298
Income (loss) from operations                    37,658     23,304       (10,063)       50,899
Identifiable assets                             459,629    200,684        76,414       736,727

8. STOCK-BASED COMPENSATION

The Company has two employee stock option plans (the "1990 Plan" and the "1994 Plan") that allow for the grant of incentive stock options ("ISOs") and non-qualified stock options ("NQSOs"). The Company also has two stock option plans for eligible directors (the "1994 Director Plan" and the "1999 Director Plan") that allow for grants of NQSOs and an equity compensation plan for non-employee directors (the "2004 Director Plan") pursuant to which stock options and shares of restricted stock may be granted. In addition, the Company sponsors a combined employee and director stock option plan (the "Prudential Plan") that allows for the grant of ISOs and NQSOs. No additional awards may be granted under the 1990 Plan, the 1994 Plan, the 1994 Director Plan, the 1999 Director Plan or the Prudential Plan.

The Company also has an employee incentive plan (the "2004 Omnibus Plan") pursuant to which ISOs, NQSOs, restricted stock, restricted stock units, stock appreciation rights, performance awards, other stock-based awards and cash-bonus awards may be granted to certain employees of the Company. Effective January 1, 2003, the Company adopted SFAS No. 148, "Accounting for Stock-Based Compensation," which allows the Company to continue to account for stock option plans under the intrinsic value method in accordance with APB Opinion No. 25 and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is recognized in net earnings for restricted stock grants.

Pursuant to the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, pro forma net income and earnings per share are presented in the table below as if compensation cost for stock options was determined as of the grant date under the fair value method for the three months ended March 31, 2005 and 2004 (in thousands, except per share information):

                                                                         2005         2004
                                                                      ----------   -----------
Net income, as reported                                               $   31,215   $    28,741
Add: total stock-based employee compensation expense included
     in reported net earnings, net of related tax effects                    267             -
Deduct: total stock-based employee compensation expense
     determined under fair value-based method for
     all awards, net of related tax effects                                 (507)         (177)
                                                                      ----------   -----------
Pro forma net income                                                  $   30,975   $    28,564
                                                                      ==========   ===========

Basic earnings per share
  Net income - as reported                                            $     0.73   $      0.68
  Net income - pro forma                                              $     0.73   $      0.68

Diluted earnings per share
  Net income - as reported                                            $     0.72   $      0.68
  Net income - pro forma                                              $     0.71   $      0.67

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

The compensation expense associated with the fair value of the options calculated for the three months ended March 31, 2005 and 2004, is not necessarily representative of the potential effects on reported net income in future years. The fair value of each option grant is estimated on the date of the grant by use of the Black-Scholes option pricing model.

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Pursuant to the 2004 Omnibus Plan, a restricted stock grantee is entitled to cash dividends and voting rights relating to his or her grant. Restrictions placed on shares of restricted stock granted pursuant to the 2004 Omnibus Plan limit the sale or transfer of these shares during a vesting period whereby the restrictions lapse at the end of the third or fifth year. Upon issuance of stock under the 2004 Omnibus Plan, unearned compensation equivalent to the market value at the date of the grant is charged to stockholders' equity and subsequently amortized to expense over the eight-year restriction period. During the quarter ended March 31, 2005, net shares of restricted stock granted were 45,406. Compensation expense related to these shares was $182,000 for the three months ended March 31, 2005.

Under the Company's 2004 Omnibus Plan, restricted stock units may be granted to certain officers and key employees. If certain financial goals are met, common stock may be awarded at the end of the performance period at no cost to certain officers and key employees, in exchange for such restricted stock units. Compensation expense related to restricted stock units is recorded over the performance period based on the anticipated number of shares to be awarded. Compensation expense for restricted stock units was $214,000 for the three months ended March 31, 2005.


9. CAPITAL STOCK

On June 11, 2000, Maverick and Prudential entered into a Business Combination Agreement providing for the combination of Prudential with Maverick. The transaction was completed on September 22, 2000.

Under the terms of the transaction, Prudential stockholders received 0.52 of an exchangeable share, issued by Maverick Tube (Canada) Inc., a wholly-owned Canadian subsidiary of the Company, for each Prudential common share. Consequently, Prudential stockholders received a total of 15,813,088 exchangeable shares. The exchangeable shares are Canadian securities that began trading on the Toronto Stock Exchange on September 27, 2000. These shares have the same voting rights, dividend and distribution entitlements, and other attributes as shares of the Company's common stock and are exchangeable, at each stockholder's option, for shares of the Company's common stock on a one-for-one basis. The transaction was accounted for as a pooling of interests.

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

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10. EARNINGS PER COMMON SHARE

In June 2003, the Company issued $120,000,000 of contingently convertible senior subordinated notes ("the Old Notes"). In December 2004, the Company completed an offer to exchange new contingently convertible senior subordinated notes ("the New Notes") with terms identical to those applicable to the Old Notes, except for a net share settlement upon conversion provision and a public acquirer change of control provision.

The reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share of common stock ("EPS") is as follows for the three months ended March 31, 2005 and 2004 (in thousands):

                                                                       2005           2004
                                                                    ----------    -----------
NUMERATOR FOR BASIC AND DILUTED EPS
Income before cumulative effect of accounting change                $   31,215    $   30,325
Cumulative effect of accounting change, net of benefit for income
  taxes                                                                      -        (1,584)
                                                                    ----------    -----------
Numerator for basic EPS                                                 31,215        28,741
Interest on the Old Notes                                                   30            28
                                                                    ==========    ===========
Numerator for diluted EPS                                           $   31,245    $   28,769
                                                                    ==========    ===========

The reconciliation for diluted earnings per share is as follows for the three months ended March 31, 2005 and 2004 (in thousands):

                                                                       2005          2004
                                                                    ----------    -----------
DENOMINATOR FOR BASIC EPS
Average shares outstanding - basic                                       42,650        42,064
                                                                    ===========   ===========

DENOMINATOR FOR DILUTED EPS                                              42,650        42,064
Dilutive effect of unvested restricted stock and outstanding stock
  options                                                                   234           193
Dilutive effect of the Old Notes                                            156           156
Dilutive effect of the New Notes                                            441             -
                                                                    -----------   -----------
Average shares deemed outstanding - diluted                              43,481        42,413
                                                                    ===========   ===========

Basic earnings per share include the exchangeable shares (as further described in Note 9) from the business combination with Prudential on an as-if exchanged basis.

11. COMPREHENSIVE INCOME

The following table summarizes the components of other comprehensive income for the three months ended March 31, 2005 and 2004 (in thousands):

                                              2005         2004
                                           ----------    -----------
Net income                                 $   31,215    $   28,741
Change in fair value of cash flow hedges           13            61
Foreign currency translation adjustment          (347)         (802)
Minimum pension liability adjustment               15            18
                                           ----------    -----------
Comprehensive income                       $   30,896    $   28,018
                                           ==========    ===========

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Maverick Tube Corporation

We have reviewed the condensed consolidated balance sheet of Maverick Tube Corporation and Subsidiaries as of March 31, 2005, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Maverick Tube Corporation and Subsidiaries as of December 31, 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended [not presented herein] and in our report dated March 2, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                           /s/ Ernst & Young LLP

St. Louis, Missouri
May 3, 2005

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, provide a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission (SEC) and in our reports to stockholders. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For example, uncertainty continues to exist as to future levels and volatility of oil and natural gas price expectations and their effect on drilling levels and demand for our energy-related products, the future impact of industry-wide draw-downs of inventories, future import levels, and the value of the U.S. dollar. Uncertainty also continues to exist as to the future replacement cost of steel (our principal raw material, representing approximately two-thirds of cost of goods sold).

Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, it is not possible to foresee or identify all factors that could have a material and negative impact on the future financial performance of the Company. The forward-looking statements in this report are made on the basis of management's assumptions and analyses, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments and other factors believed to be appropriate under the circumstances. Further information concerning important factors that could cause actual events or results to be materially different from the forward-looking statements can be found in the "Risk Factors" section of our annual report on Form 10-K for the year ended December 31, 2004.

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

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this quarterly report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Maverick Tube Corporation, its direct and indirect wholly-owned subsidiaries and other required consolidated entities are collectively referred to as "the Company." Also, unless the context otherwise required, the terms "we," "us," or "our" refer to the Company.

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations," commonly referred to as MD&A, is intended to help the reader understand the Company, our operations, and our business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes. The MD&A includes the following sections:

      - Our Business -- a general description of the key drivers that affect our business and the industries in which we operate.

      - Our Business Strategy -- a description of the strategic initiatives on which we focus and the goals we seek to achieve.

      - Results of Operations -- an analysis of our Company's results of operations for the periods presented in our condensed consolidated financial statements.

      - Liquidity and Capital Resources -- an analysis of cash flows and sources and uses of cash.

      - Critical Accounting Estimates -- a description of accounting estimates that require critical judgments and estimates.

OUR BUSINESS

We believe there are certain key drivers and industry factors that are critical to understanding our business. For instance, the general driver of demand for our energy products is the level of end-user exploration, drilling, development and production of oil and natural gas. The general driver of demand for our industrial products is the general level of economic activity in North America. For both our energy and industrial products, the cost of steel is one of the primary factors that can affect our profitability in any given year. In order to gain a deeper understanding of our business, however, we are providing an analysis of drivers and factors that are directly linked to the primary products we produce.

DEMAND-RELATED DRIVERS AND FACTORS

Energy Products

Our energy products generally depend upon similar demand drivers, primarily North American drilling activity. However, our acquisitions during 2003 and 2004 have brought new product lines, and therefore, new opportunities into our energy business, which are discussed below. Our significant energy product types are oil country tubular goods ("OCTG"), line pipe, coiled products, and couplings.

OCTG

We manufacture production casing, surface casing, and production tubing, which are used in new oil and natural gas wells. As a result, we believe that the level of oil and natural gas drilling activity in North America is the primary driver of our OCTG business. The indicator we use to measure drilling activity is the number of oil and natural gas drilling rigs that are active, commonly known as rig count, prepared by Baker Hughes Incorporated. We believe the Baker Hughes rig count is widely accepted within the energy industry as a reliable indicator of drilling activity levels.

The level of drilling activity is largely a function of current prices for oil and natural gas and the industry's future price expectations. Changes in prices drive the amount of resources our end-users commit to the exploration and production of oil and natural gas. Accordingly, increases and decreases in prices have a direct effect on the demand for our OCTG products.

The amount of imports from foreign competitors also significantly affects the North American OCTG market. High levels of imports reduce the volume sold by North American producers and tend to suppress selling prices. We believe import levels of OCTG are affected by North American and overall world demand for OCTG and the relative value of the U.S. and Canadian dollars.

Another item which impacts demand for our energy products in the U.S. is inventory levels maintained by manufacturers, distributors and end-users and whether these inventory levels are being increased, reduced, or maintained. Inventory levels in Canada are less meaningful because Canadian end-users and distributors do not generally hold significant amounts of inventory.

The following table illustrates these demand-related drivers and factors for the three months ended March 31, 2005 and 2004:

                                                                      2005         2004
                                                                  -----------   ----------
U.S. MARKET ACTIVITY:
Average rig count                                                      1,279         1,119
                                                                  ==========    ==========
Average U.S. energy prices:
    Oil per barrel (West Texas Intermediate)                      $    49.65    $    34.96
                                                                  ==========    ==========
    Natural gas per U.S. $ per MCF (Average U.S.)                 $     6.42    $     5.30
                                                                  ==========    ==========

OCTG CONSUMPTION: (in thousands of tons)
    U.S. producer shipments                                              579           624
    Imports                                                              305           216
    Inventory (increase)/decrease                                        (63)          (57)
                                                                  ----------    ----------
        Total U.S. Consumption                                           821           783
                                                                  ==========    ==========

CANADIAN MARKET ACTIVITY:
Average rig count                                                        521           528
                                                                  ==========    ==========
Average Canadian energy prices:
    Natural gas per U.S. $ per MCF (Average Alberta spot price)   $     5.49    $     4.70
                                                                  ==========    ==========

CANADIAN OCTG CONSUMPTION:
        (in thousands of tons)
    Canadian producer shipments                                          194           197
    Imports                                                              153           108
    Inventory (increase)/decrease                                        (28)            1
                                                                  ----------    ----------
        Total Canadian Consumption                                       319           306
                                                                  ==========    ==========

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

U.S. oil and natural gas prices were higher on average for the first quarter of 2005 by 42.0% and 21.1%, respectively, compared to the first quarter of 2004 as relatively low oil and natural gas supply and geopolitical instability, coupled with continued strong energy demand, maintained upward pressure on pricing. These factors prompted an increase in U.S. oil and natural gas drilling during the first quarter of 2005 of 14.3% and 11.7%, respectively, over the prior year quarter. As a result, we experienced continued strong demand for our products during the first quarter of 2005. We expect demand for our energy products to continue to remain strong throughout 2005 as both oil and natural gas prices are expected to sustain the number of active drilling rigs. U.S. oil and natural gas rigs at March 31, 2005 were 2.1% and 2.4% higher, respectively, than the average rig counts during the quarter. Canadian rigs decreased slightly from the prior year quarter.

Line Pipe

Our line pipe products are primarily used to transport oil and natural gas to refining or storage facilities that are adjacent to active oil and natural gas wells. Accordingly, as with OCTG, drilling activity is a key driver of our line pipe business. Line pipe is used later in the energy cycle, however, and so the impact to our line pipe business lags six to twelve months behind drilling activity changes.

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

As we mentioned in our OCTG discussion, the North American rig count increased as prices for oil and natural gas increased from the first quarter of 2004 to the first quarter of 2005. In analyzing the Baker Hughes rig count, it appears that U.S. demand for line pipe (under 16") decreased during the first quarter of 2005 by an estimated 9.4% while Canadian demand increased by 1.4%, respectively, from the prior year quarter. For U.S. sales, domestic shipments decreased by 14.8% in the first quarter of 2005 over the prior year quarter as market share of domestic sales decreased by 12.4% due to aggressive import activity. For Canadian sales, domestic shipments increased by 9.5% in the first quarter of 2005 over the prior year quarter while our import market share increased by 5.0% over the same time period as we were successful in securing several line pipe projects.

Coiled Products

We manufacture three types of coiled products: tubing, line pipe, and umbilical tubing. Coiled tubing is used down-hole as production tubing and to "workover" wells, which means to service existing oil and natural gas wells by reestablishing well production and extending well life. For this reason, the number of wells being worked over is the primary driver of our coiled tubing business. We believe the Baker Hughes workover rig count is a reliable indicator for this type of activity. The factors that impact the Baker Hughes workover rig count are similar to those that affect the rig count that drives OCTG. North American workover rigs averaged 2,031 during the first quarter of 2005, a 9.3% increase compared to the first quarter of 2004.

Coiled line pipe is used in subsea flow line applications where the use of continuous reels of our premium coated steel line pipe reduces both mobilization and installation costs. Demand for this product has been further enhanced by the role liquefied natural gas is expected to play in the natural gas supply in the future. Umbilical tubing is used in subsea control systems that connect the wellhead on the sea floor with surface production installations. The primary driver of coiled line pipe demand and umbilical tubing demand is offshore spending, both in the Gulf of Mexico and international offshore drilling. According to Spears and Associates, global offshore spending for the year of 2005 is forecast to reach $42.6 billion, an increase of 12.1% over 2004.

Couplings

We manufacture couplings in both carbon and alloy steel grades and have the capability to provide a full range of American Petroleum Institute ("API") couplings from 2 3/8" to 20" in nominal sizes. Our API couplings are manufactured, inspected and tested to ensure that they meet or exceed API specifications. We also manufacture a full range of premium couplings through various licensing agreements. Premium couplings are made to customer specification and offer superior performance for a wide range of complex applications.

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

Steel Electrical Conduit

The primary application for steel electrical conduit is sheathing for electrical and communications wiring in industrial, commercial and institutional construction, which are typically referred to collectively as nonresidential construction. As such, steel electrical conduit demand is primarily influenced by changes in spending on nonresidential construction. During the first quarter of 2005, nonresidential spending was down as manufacturers drew down inventory rather than purchase new products. We estimate that the corresponding reduction in previously built inventory levels resulted in a decrease in U.S. demand for steel electrical conduit of the types we produce of approximately 22.9% during the first quarter 2005 as compared to the prior year period. Published forecasts for U.S. nonresidential construction activity for the calendar year 2005 predict a 2.7% increase in construction starts, compared to a modest increase of 0.9% experienced in 2004.

We are one of four producers that account for most of the steel electrical conduit consumed in the U.S. We estimate our domestic market share decreased from 38.1% to 32.3%, due to our efforts to maintain higher selling prices.

HSS

We estimate domestic consumption of HSS during the first quarters of 2005 and 2004 was 511,688 tons and 536,560 tons, respectively. In addition, we estimate the U.S. demand for HSS of the type we produce decreased by 4.6% in the first quarter of 2005 as compared the prior year quarter, and total U.S. producer shipments decreased by 15.7%, as imports captured 9.0% more market share over the prior year quarter, bringing the import market share to 31.8% at March 31, 2005. We estimate our domestic market share decreased from 9.8% in the first quarter of 2004 to 7.8% in the current year quarter. We believe this is due to our continued focus on maintaining our existing selling prices.

In 2003, the Canadian International Trade Tribunal ruled that imports from the Republic of South Korea, the Republic of Turkey, and the Republic of South Africa had been dumped in Canada at significant margins. As a result, imports from these countries are subject to an administrative process of determining normal values or import prices are advanced by a 67% duty. These administrative procedures will apply to all imports of HSS from these countries through August 2008.

Standard Pipe

Standard pipe is primarily used in construction applications for transporting gases and fluids. The most significant drivers of demand for standard pipe are general economic activity and nonresidential construction expenditures. We estimate domestic consumption of standard pipe during the first quarters of 2005 and 2004 was 674,822 tons and 698,264 tons, respectively. According to published reports and management estimates, preliminary numbers indicate U.S. standard pipe demand for the first quarter of 2005 decreased from the prior year period by 3.4%. While domestic shipments decreased 25.3%, the import market share increased to 44.3% in the first quarter of 2005 from 29.5% in the first quarter of 2004.

SELLING PRICES OF OUR PRODUCTS

Our average selling price for OCTG, line pipe, steel electrical conduit, HSS and standard pipe in the first quarter of 2005 increased by 66.4%, 70.2%, 75.3%, 40.7% and 36.2% over the average selling price in the prior year period, respectively. Similarly, our average selling price for our Canadian energy products and industrial products from the first quarter of 2004 to the current year quarter increased by 63.0% and 53.5%, respectively. Our Canadian pricing in 2005 was further impacted by a 7.5% increase in the exchange rate. These selling price increases were driven by additional demand for our products and steel price increases.

STEEL COSTS OF OUR PRODUCTS

The steel component of our costs of goods sold represents approximately two-thirds of our total costs of good sold. Accordingly, we believe another key driver of our profitability is the cost of steel and our ability to pass that cost onto our customers.

Because we value our inventory using an average cost methodology, our steel component of our cost of goods sold lags steel price changes by approximately four to six months. Therefore, our average steel component of cost of goods sold reached $778 per ton for the first quarter of 2005 which represents an increase of 115.5% over the average cost of steel per ton in the first quarter of 2004. While steel prices for the first quarter of 2005 are higher compared to the prior year quarter, we expect steel prices to decrease throughout 2005. In addition, we will begin to see the benefit of lower cost steel in our income statement in the second quarter of 2005.

OUR BUSINESS STRATEGY

We have developed a business strategy that is focused on the following strategic initiatives:

Generate Profitable Organic and Strategic Growth - We are committed to being a growth company. Our growth has positioned us, we believe, as the North American market share leader in oilfield tubing and casing, coiled tubing, line pipe, coiled line pipe, couplings, and other custom-engineered pipe products used in oil and natural gas exploration, production, and transmission. In 2004, we acquired Texas Arai, the North American market share leader in API and premium couplings. We have committed $63 million in 2005 towards the consolidation of our Republic Conduit facilities in Louisville, Kentucky to be completed in the first quarter of 2006. In addition, we are investing approximately $12 million to increase the manufacturing capacity of Precision Tube, our coiled tubing business, by 50%.

Expand Geographic Reach and Portfolio of Value-Added Oil Service Products - We are focused on broadening our geographic reach and adding complementary products to our portfolio. To that end, we continually seek opportunities for strategic growth through acquisitions as we did with the expansion into coiled tubing and subsea umbilicals in 2002 and 2003, respectively. While the nature and timing of such activities cannot be predicted, we are confident in our ability to continue to identify, acquire and assimilate attractive investment opportunities that satisfy our return on investment criteria.

Achieve the Best Safety Record in the Oil Service Industry - We continue to make solid strides in our safety performance. By implementing training programs, engineering safer work stations and rewarding safe practices, we have reduced our safety index. Efforts by all employees, at all levels, have been critical to produce these spectacular improvements.

Generate Superior Returns on Capital Employed in All Business Units - We remain committed to generating superior returns on capital employed in each of our business units. In early 2005, we restructured the Company along business unit lines to provide a management structure conducive to future growth, as well as allowing us to better focus our attention and energies on our increasingly diverse products and constituencies. Further, it provides the mechanism to monitor return on net assets to ascertain which business units continue to provide shareholder value.

RESULTS OF OPERATIONS

OVERALL COMPANY

We experienced strong market conditions in the first quarter of 2005 that drove our overall operations. We also aggressively priced most of our products based upon market demand and to absorb the unusually high steel costs we incurred.

The following table illustrates the operating results and tons shipped for the three-month periods ended March 31, 2005 and 2004 (in millions, except per share data and tons shipped):

                                                                           2005 VS. 2004
                                                                    -------------------------
                                             2005        2004         CHANGE       % CHANGE
                                        -----------   -----------   -----------   -----------
Energy tons shipped                         241,596       260,444       (18,848)        (7.2%)
Industrial tons shipped                      78,673       118,847       (40,174)       (33.8%)
                                        -----------   -----------   -----------   -----------
Total tons shipped                          320,269       379,291       (59,022)       (15.6%)

Net sales                               $     446.5   $     311.3   $     135.2         43.4%
Cost of goods sold                            376.7         240.8         135.9         56.4%
                                        -----------   -----------   -----------   -----------
Gross profit                                   69.8          70.5          (0.7)        (1.0%)
Income from operations                         49.1          50.9          (1.8)        (3.5%)
Income before income taxes                     46.6          48.3          (1.7)        (3.5%)
Income before cumulative effect of
   accounting change                           31.2          30.3           0.9          3.0%
Net income                                     31.2          28.7           2.5          8.7%
Diluted earnings per share before
   cumulative effect of an accounting
   change                                      0.72          0.72             -             -
Diluted earnings per share                     0.72          0.68          0.04          5.9%

Net sales for the first quarter of 2005 increased 43.4% to $446.5 million, compared to the first quarter 2004. These results were primarily attributable to a 69.8% increase in overall average net selling prices to $1,394 per ton. We increased our prices based upon additional product demand and to offset increases in the cost of steel implemented by our major steel suppliers. Because of our aggressive price increases, we experienced a 15.6% decrease in total product shipments.

Cost of goods sold for the first quarter of 2005 increased by 56.4% to $376.7 million, compared to the prior year quarter. Overall average unit cost per ton of products sold increased 85.2% to $1,176 per ton. Costs increased primarily due to an increase in the cost of steel experienced for the first quarter of 2005 compared to the prior year quarter.

Gross profit for the first quarter of 2005 decreased by 1.0% to $69.8 million as compared to the same quarter of the prior year. Gross profit per ton for the first quarter of 2005 was $218 per ton, as compared to $186 per ton for the same prior year period. Gross profit per ton increased primarily due to the strong market conditions in our energy products lines and higher selling prices in our energy and industrial product lines during the first quarter of 2005 compared to the first quarter of 2004. Gross profit as a percentage of net sales was 15.6% for the current year first quarter, as compared to 22.6% for the same quarter of the prior year. While our steel costs for the first quarter of 2005 are higher compared to the prior year quarter, we expect steel prices to decrease throughout 2005. We expect these lower costs to be expensed during the remainder of 2005 as the first quarter of 2005 should be our highest steel cost period.

Selling, general and administrative expenses increased 3.5%, to $17.8 million during the first quarter of 2005 compared to the prior year quarter. The increase resulted primarily from stock-based employee compensation expense, and additional depreciation and amortization from enhancements to our information systems. Selling, general and administrative expenses as a percentage of net sales during the first quarter of 2005 were 4.0% compared to 5.5% for the prior year quarter. The decrease resulted primarily from the increase in net sales as described above.

Sales commissions increased 20.8% to $2.9 million during the first quarter of 2005 compared to the prior year quarter. The increase resulted primarily from the increase in industrial sales.

Interest expense decreased 3.8%, to $2.5 million for the three months ended March 31, 2005 compared to the first quarter of 2004. The decrease was primarily due to a prepayment of a subordinated note payable in the amount of $2.5 million during the first quarter of 2005.

The provision for income taxes was $15.4 million for the first quarter of 2005, compared to the prior year first quarter provision of $18.0 million. The decrease in our tax provision was due partially to lower income from operations in the first quarter of 2005, compared to the prior year quarter. In addition, our effective tax rate decreased from 37.2% during the first quarter of 2004 to 33.0% during the first quarter of 2005. The decrease was attributable primarily to reduced taxes on foreign earnings, the utilization of foreign tax credits in the prior year and the impact of the new domestic manufacturing deduction.

As a result of the foregoing, we generated net income of $31.2 million, or $0.72 diluted income per share in the first quarter of 2005. As with our gross profit, we expect to begin realizing the benefit of lower cost steel in our financial statements in the second quarter of 2005.

ENERGY PRODUCTS SEGMENT

Energy products sales for the first quarter of 2005 increased 58.9% to $333.6 million compared to the first quarter of 2004. While average U.S. rig counts increased by 14.3% for the first quarter of 2005, our energy products shipments decreased by 7.2% during the same period, as compared to the first quarter of 2004, as we raised our prices more aggressively than our competitors. Average Canadian rig count decreased slightly by 1.3% over the same time period. The increase in sales was primarily due to a 71.3% increase in overall average net selling prices for energy products for the first quarter of 2005 to an average of $1,381 per ton as compared to the first quarter of 2004. The increase in selling prices was primarily driven by additional demand for our energy products.

Energy products cost of goods sold increased 70.5%, to $284.5 million for the first quarter of 2005 compared to the first quarter of 2004. The increase was due primarily to increased steel costs implemented by our suppliers during 2004. Gross profit for energy products was $49.1 million for the first quarter of 2005 compared to $43.1 million for the same period of the prior year. Gross profit was $203 per ton at March 31, 2005 compared to $165 per ton for the same period in the prior year, reflecting stronger selling prices. Energy product gross profit margin percentage was 14.7% for the first quarter of 2005, compared to a gross profit margin percentage of 20.5% for the prior year quarter. While our steel costs for the first quarter of 2005 are higher compared to the prior year quarter, we expect steel prices to decrease throughout 2005. We expect these lower costs to be expensed during the remainder of 2005 as the first quarter of 2005 should be our highest steel cost period.

INDUSTRIAL PRODUCTS SEGMENT

Industrial products sales increased 11.5% to $112.9 million for the first quarter of 2005 compared to the first quarter of 2004, while industrial product shipments decreased 33.8% over the same period. Overall average net selling price for the Company's industrial products increased 68.4% from the first quarter of 2004 to the current year quarter average of $1,435 per ton. This increase in industrial products sales resulted from higher selling prices which were driven by tight steel availability and higher steel costs. Industrial product shipments decreased due to lower than expected construction activity in the first quarter of 2005 compared to the first quarter of 2004, excess HSS inventories in the field, our continued focus on maintaining existing selling prices.

Industrial products cost of goods sold increased 24.8%, to $92.2 million, for the first quarter of 2005 compared to the first quarter of 2004. The increase was due primarily to higher costs of steel. Gross profit for industrial products was $20.7 million for the first quarter of 2005, compared to $27.4 million for the prior year quarter. Gross profit was $263 per ton for the first quarter of 2005, as compared to $231 per ton for the three months ended March 31, 2004, primarily reflecting increased selling prices. Industrial products gross profit margin percentage was 18.3% for the first quarter of 2005 compared to 27.0% for the first quarter of 2004. Gross profit per ton decreased primarily due to the sale of lower cost inventory at higher selling prices during the first quarter of 2004. During the fourth quarter of 2004, we experienced an increase in the cost of steel flowing through cost of goods sold. While our steel costs for the first quarter of 2005 are higher compared to the prior year quarter, we expect steel prices to decrease throughout 2005. We expect these lower costs to be expensed during the remainder of 2005 as the first quarter of 2005 should be our highest steel cost period.

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

DEBT

We have a senior credit facility providing for up to $185 million of revolving credit. The amount we can borrow is based on a percentage of eligible accounts receivable, eligible inventory and property, plant and equipment reduced by outstanding letters of credit. At March 31, 2005, we had an outstanding balance of $81.6 million and outstanding letters of credit under this agreement of $7.5 million. Interest is payable at U.S. or Canadian Prime, Banker's Acceptance Rates or the LIBOR rate adjusted by an interest margin, depending upon certain financial measurements. The additional available borrowing under the senior credit facility was approximately $85.7 million as of March 31, 2005. The senior credit facility includes a financial covenant relating to maintaining a minimum fixed charge coverage ratio if availability falls below $30 million. Also, the senior credit facility is structured to give our senior lenders dominion over our cash if availability falls below $50 million. If this occurs, the full amount outstanding would be classified as a current liability. The senior credit facility also limits capital expenditures to $30 million per year (excluding the new Republic Conduit facility in Louisville, Kentucky and the plant expansion at Precision Tube) and limits our ability to pay dividends, create liens, sell assets or enter into transactions with affiliates without the consent of the lenders.

We have $120 million outstanding of convertible senior subordinated notes due June 15, 2033. The Company pays interest semiannually on the convertible senior subordinated notes at the rate of 4.0% per annum. Beginning with the six-month interest period commencing on June 15, 2008, the Company will pay contingent interest during a six-month interest period if the average trading price of the convertible senior subordinated notes equals or exceeds 130.0% of the principal amount of the convertible senior subordinated notes during a specified period prior to such six-month interest period. The Convertible Notes are general unsecured obligations and are subordinated to our senior indebtedness referred to above.

Our net debt to capitalization ratio (the sum of our current and long-term debt, net of cash, cash equivalents and short-term investments compared to the sum of our stockholders' equity and our current and long-term debt, net of cash, cash equivalents and short-term investments) increased from 19.7% at December 31, 2004, to 23.9% at March 31, 2005. This ratio is a measure of our long-term liquidity and is an indicator of financial flexibility.

SUMMARY OF CASH FLOW ACTIVITY

The following is a summary of our cash flows for the three months ended March 31, 2005 and 2004 (in thousands):

                                                      2005          2004
                                                   ----------    ---------
Net cash provided (used) by operating activities   $  (40,912)   $   16,885
Net cash provided (used) by investing activities   $    6,723    $   (5,511)
Net cash provided by financing activities          $   26,092    $      244

Net Cash Provided (Used) by Operating Activities - During the first quarter of 2005, cash used by operations was impacted by a $30.0 million increase in accounts receivable, a $12.9 million increase in inventories, a $20.1 million decrease in accounts payable, and a $15.2 million decrease in accrued expenses and other liabilities compared to December 31, 2004. The primary reason for the increase in accounts receivable was an increase in selling prices during the first quarter of 2005 and an increase in shipments during the first quarter of 2005 compared to the fourth quarter of 2004. We raised our selling prices in response to strong demand for our products and to offset increases in steel cost. Inventory increased primarily as we built inventory for one of our product lines ahead of an anticipated raw material price increase to take advantage of lower steel costs. During the first quarter of 2004, cash generated from operations was impacted primarily by a $39.6 million increase in accounts receivable as our shipment levels and selling prices increased during the first quarter of 2004.

Net Cash Provided (Used) by Investing Activities - The primary source for the net cash provided by investing activities during the first quarter of 2005 was the sale of our short-term investments in the amount of $20.0 million, offset by expenditures for property, plant and equipment. Of our capital expenditures, $5.7 million is attributable to the construction of our new conduit facility in Louisville, Kentucky. The primary purpose for the net cash used by investing activities during the first quarter of 2004 was capital expenditures on machinery and equipment.

Net Cash Provided by Financing Activities - The primary source for the net cash provided by financing activities during the first quarter of 2005 was an increase in our borrowings under the revolving line of credit. The primary source for the net cash provided by financing activities during the first quarter of 2004 was proceeds from the exercise of stock options offset by payments on long-term borrowings.

Our capital expenditure budget for 2005 is approximately $92.8 million. Our capital expenditure budget will be primarily used to construct the new state-of-the-art Republic Conduit facility for $63 million, expand our existing facility at Precision Tube for $12 million and acquire new equipment for our other existing manufacturing facilities. In addition, our capital expenditure for enhancing our information technology systems and to complete integration efforts with recent acquisitions is approximately $6.3 million for 2005. We expect to meet ongoing working capital and the capital expenditure requirements from a combination of cash flow from operating activities and available borrowings under our revolving credit facility. However, this budget could be reduced to help manage liquidity needs.

CRITICAL ACCOUNTING ESTIMATES

Certain accounting issues require management estimates and judgments for the preparation of financial statements. We believe that the estimates, assumptions and judgments described in our annual report on Form 10-K relating to valuation of goodwill and other intangible assets, the collectibility of accounts receivable, collectibility of notes receivable, income tax matters and the pension plans have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting estimates. Our management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the disclosure relating to these estimates in the MD&A.

The Company's critical accounting policies and estimates are more fully described in our annual report on Form 10-K for the year ended December 31, 2004. The Company's critical accounting policies and estimates did not change during the first quarter of 2005. Management believes the application of these policies on a consistent basis enables the Company to provide the users of the financial statements with useful and reliable information about the Company's operating results and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

We are subject to interest rate risk to the extent we borrow against our revolving credit facility which has variable interest rates. However, until March 21, 2005, we utilized an interest rate swap agreement to mitigate a portion of our exposure. We do not use derivative financial instruments for trading or other speculative purposes. Assuming the current level of borrowings at variable rates and a two-percentage-point change in the average interest rate under these borrowings, it is estimated our interest expense for the quarter ended March 31, 2005, would not have changed by a material amount. In the event of an adverse change in interest rates, we would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions that would be taken and their possible effects, no such actions have been considered. Further, no consideration has been given to the effects of the change in the level of overall economic activity that could exist in such an environment.

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

ITEM 4.  CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our chief executive officer and principal financial officer, has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2005. Based on such review and evaluation, our chief executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2005, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reports within the time period specified in the SEC's rules and forms and (b) is accumulated and communicated to the Company's management, including the officers, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2005, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS

The exhibits required to be filed as part of this quarterly report on Form 10-Q are listed in the attached Index to the exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Maverick Tube Corporation
                                            (Registrant)

Date:  May 9, 2005                      /s/ C. Robert Bunch
                                        ----------------------------------------
                                        C. Robert Bunch
                                        Chairman, Chief Executive Officer
                                        (Principal Executive Officer)

Date:  May 9, 2005                      /s/ Pamela G. Boone
                                        ----------------------------------------
                                        Pamela G. Boone
                                        (Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                             DESCRIPTION
-----------   ------------------------------------------------------------------
10.1          Ninth Amendment to Amended and Restated Credit Agreement dated March
              14, 2005 among Registrant and its subsidiaries, on the one hand, and the Senior Lenders, on the other hand.

10.2          Tenth Amendment to Amended and Restated Credit Agreement dated March
              31, 2005 among Registrant and its subsidiaries, on the one hand, and the Senior Lenders, on the other hand.

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