Form 10-Q
period 2005-06-30
MAVERICK TUBE CORPORATION
filed 2005-08-09
CIK 869087

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 001-10651

                           MAVERICK TUBE CORPORATION
             (Exact name of registrant as specified in its charter)

                                MAVERICK TUBE
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

    Common stock, $0.01 par value - 42,977,130 shares as of August 2, 2005.

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                                     INDEX

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)                                      3

           Condensed Consolidated Balance Sheets - June 30, 2005
           and December 31, 2004                                                 3

           Condensed Consolidated Statements of Income - Three
           and Six Months Ended June 30, 2005 and 2004                           4

           Condensed Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 2005 and 2004                               5

           Notes to Condensed Consolidated Financial Statements                  7

           Report of Independent Registered Public Accounting Firm              15

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                            16

Item 3.    Quantitative and Qualitative Disclosures About Market Risk           27

Item 4.    Controls and Procedures                                              28

PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders                  29

Item 6.    Exhibits                                                             29

SIGNATURES                                                                      30

EXHIBIT INDEX                                                                   31

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          JUNE 30,    DECEMBER 31,
                                                                           2005           2004
                                                                        (UNAUDITED)    (AUDITED)
                                                                        -----------   ------------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                         $     9,436   $     14,721
      Short-term investments                                                      -         19,965
      Accounts receivable, less allowances of $7,693 and $6,641 at
         June 30, 2005 and December 31, 2004, respectively                  196,088        160,240
      Inventories                                                           449,490        447,080
      Deferred income taxes                                                   9,561          9,488
      Income taxes refundable                                                 7,965              -
      Prepaid expenses and other current assets                              15,985          8,404
                                                                        -----------   ------------
         Total current assets                                               688,525        659,898
Property, plant and equipment, net of accumulated depreciation              254,832        211,534
Goodwill                                                                    201,627         85,984
Other acquired intangibles, net of accumulated amortization                  34,468         34,522
Other assets                                                                 13,149         10,499
                                                                        -----------   ------------
                                                                        $ 1,192,601   $  1,002,437
                                                                        ===========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                                  $    93,538   $     98,957
      Accrued expenses and other liabilities                                 58,118         42,809
      Deferred revenue                                                        4,468         14,387
      Income taxes payable                                                    6,952         29,364
      Current maturities of long-term debt                                   44,152          3,298
                                                                        -----------   ------------
         Total current liabilities                                          207,228        188,815
Long-term debt, less current maturities                                       2,278          2,981
Convertible senior subordinated notes                                       120,000        120,000
Revolving credit facility                                                   151,027         54,660
Other liabilities                                                            20,622         21,387
Deferred income taxes                                                        21,227         18,930

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 5,000,000 authorized shares; 1 share
   issued and outstanding                                                         -              -
Common stock, $0.01 par value; 80,000,000 authorized shares;
   43,006,870 and 42,645,309 shares issued and outstanding at June
   30, 2005 and December 31, 2004, respectively                                 430            426
Additional paid-in capital                                                  247,100        238,895
Unamortized value of restricted stock                                        (2,443)        (1,416)
Treasury stock, 38,251 and 12,864 shares at June 30, 2005 and December
   31, 2004, respectively                                                      (782)          (222)
Retained earnings                                                           425,881        355,988
Accumulated other comprehensive income                                           33          1,993
                                                                        -----------   ------------
                                                                            670,219        595,664
                                                                        -----------   ------------
                                                                        $ 1,192,601   $  1,002,437
                                                                        ===========   ============

See accompanying notes to condensed consolidated financial statements.

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                 JUNE 30,               JUNE 30,
                                                             2005        2004        2005       2004
                                                          ---------   ---------   ---------   ---------
Net sales                                                 $ 405,440   $ 299,312   $ 822,511   $ 577,026
Cost of goods sold                                          338,510     197,329     685,849     413,764
                                                          ---------   ---------   ---------   ---------
Gross profit                                                 66,930     101,983     136,662     163,262

Selling, general and administrative                          19,576      18,309      36,815      34,809
Sales commissions                                             2,490       3,427       5,069       5,584
                                                          ---------   ---------   ---------   ---------
Income from operations                                       44,864      80,247      94,778     122,869

Interest expense                                              3,831       2,677       6,324       5,295
                                                          ---------   ---------   ---------   ---------

Income from continuing operations before
  income taxes and cumulative effect of
  accounting change                                          41,033      77,570      88,454     117,574
Provision for income taxes                                   12,427      29,702      28,086      44,496
                                                          ---------   ---------   ---------   ---------
Income from continuing operations before
  cumulative effect of accounting change                     28,606      47,868      60,368      73,078

Income (loss) from operations of discontinued
  HSS business (net of income tax (benefit)
  provision of $(617) and $6,286 for the three
  months ended June 30, 2005 and 2004,
  respectively and $(917) and $9,448 for the
  six months ended June 30, 2005 and 2004, respectively)     (1,129)     10,129      (1,676)     15,244
Gain on sale of HSS business (net of income tax
  provision of $6,439)                                       11,201           -      11,201           -
                                                          ---------   ---------   ---------   ---------
Income before cumulative effect of  accounting change        38,678      57,997      69,893      88,322

Cumulative effect of accounting change (net of income
   tax benefit of $951)                                           -           -           -      (1,584)
                                                          ---------   ---------   ---------   ---------
Net income                                                $  38,678   $  57,997   $  69,893   $  86,738
                                                          =========   =========   =========   =========

Basic earnings (loss) per share
  Income from continuing operations                       $    0.67   $    1.13   $    1.41   $    1.73
  Income from discontinued operations                          0.24        0.24        0.22        0.36
  Loss from cumulative effect of
    accounting change                                             -           -           -       (0.04)
                                                          ---------   ---------   ---------   ---------
  Net income                                              $    0.90   $    1.37   $    1.64   $    2.06
                                                          =========   =========   =========   =========

Diluted earnings (loss) per share
  Income from continuing operations                       $    0.66   $    1.12   $    1.39   $    1.72
  Income from discontinued operations                          0.23        0.24        0.22        0.36
  Loss from cumulative effect of
    accounting change                                             -           -           -       (0.04)
                                                          ---------   ---------   ---------   ---------
  Net income                                              $    0.89   $    1.36   $    1.61   $    2.04
                                                          =========   =========   =========   =========

See accompanying notes to condensed consolidated financial statements.

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                                 SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                                 2005       2004
                                                                              ---------   ---------
OPERATING ACTIVITIES

Income from continuing operations                                             $  60,368   $  71,494
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Cumulative effect of an accounting change                                             -       1,584
Depreciation                                                                     13,422      11,358
Amortization                                                                      1,249       1,392
Share-based compensation expense                                                  1,204         200
Deferred income taxes                                                             1,051       1,718
Provision for losses on accounts receivable                                         312         601
Gain on sale of property and equipment                                           (1,057)        (23)
Changes in operating assets and liabilities, net of effect of acquisitions:
    Accounts receivable                                                         (10,098)    (28,930)
    Inventories                                                                  18,233     (56,405)
    Prepaid expenses and other current assets                                     1,587        (130)
    Other assets                                                                   (310)     (2,534)
    Accounts payable                                                            (54,085)      5,326
    Accrued expenses and other liabilities                                       (9,406)      6,578
    Income taxes refundable/payable                                             (25,577)     32,582
    Deferred revenue                                                             (9,919)      2,884
                                                                              ---------   ---------
Cash (used) provided by continuing operating activities                         (13,026)     47,695

INVESTING ACTIVITIES

Proceeds from sale of investments                                                19,900           -
Cash paid for acquisitions, net of cash received                               (129,709)    (21,633)
Expenditures for property, plant and equipment                                  (29,656)    (11,461)
Proceeds from disposal of equipment                                               1,475       5,589
Other                                                                                 -         (34)
                                                                              ---------   ---------
Cash used by investing activities                                              (137,990)    (27,539)

FINANCING ACTIVITIES

Net borrowings on revolving credit facility                                      95,786           -
Principal payments on long-term borrowings and notes                             (4,240)     (3,423)
Deferred debt costs                                                              (3,375)       (348)
Principal payments on long-term note receivable                                       -         313
Proceeds from exercise of stock options                                           4,104       3,884
                                                                              ---------   ---------
Cash provided by financing activities                                            92,275         426

DISCONTINUED OPERATIONS

Gain from discontinued operations                                                 9,525      15,244
Adjustments to reconcile gain from discontinued operations
    to net cash provided by discontinued operations
Depreciation                                                                        303         359
Gain on sale of hollow structural sections business                             (11,201)          -
Change in operating assets and liabilities of discontinued operations            17,798     (26,817)
Expenditures for property, plant and equipment                                     (582)       (198)
Proceeds from sale of hollow structural sections business                        37,796           -
                                                                              ---------   ---------
Net cash provided (used) by discontinued operations                              53,639     (11,412)

Effect of exchange rate changes on cash and cash equivalents                       (183)       (916)
                                                                              ---------   ---------
(Decrease) increase in cash and cash equivalents                                 (5,285)      8,254

Cash and cash equivalents at beginning of period                                 14,721      29,202
                                                                              ---------   ---------
Cash and cash equivalents at end of period                                    $   9,436   $  37,456
                                                                              =========   =========

Supplemental disclosures of cash flow information:
   Noncash investing and financing activities:
    Net assets consolidated from a cumulative effect of an accounting change  $       -   $  11,492

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

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year-ended December 31, 2004.

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

The Company currently plans to adopt SFAS No. 123 (R) on January 1, 2006, using the modified prospective method. This change in accounting principle is not expected to materially impact the Company's financial statements. However, because the Company currently accounts for share-based payments to its employees using the intrinsic value method under APB No. 25, its results of operations to date have not included the recognition of compensation expense for the issuance of stock option awards.

SFAS No. 123 (R) also requires the tax benefits associated with the tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

INVENTORY COSTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," which clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has elected to apply the guidance beginning with fiscal year 2006 but does not expect SFAS No. 151 to materially impact the financial statements upon adoption.

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

INCOME TAXES

On December 21, 2004, the FASB issued two FASB Statements of Position ("FSP") regarding the accounting implications of the American Jobs Creation Act of 2004. FSP No. 109-1, "Application of FASB Statement No. 109 `Accounting for Income Taxes' to the Tax Deduction on Qualified Production Activities Provided by the American Job Creation Act of 2004," is not expected to have an effect on the Company's effective tax rate until fiscal 2006. FSP No. 109-2, "Accounting and Disclosure Guidance for the Foreign Provision Within the American Jobs Creation Act of 2004," is effective for fiscal year 2004 and is not expected to have an effect on the Company's effective tax rate until it becomes apparent the Company will repatriate foreign earnings. At that time, a one-time tax charge to the Company's consolidated statements of income could occur.

3. BUSINESS ACQUISITIONS

On May 27, 2005, the Company completed its purchase of all the equity interests of Tubos del Caribe S.A., ("Tubo Caribe) a Colombian manufacturer of oil country tubular goods ("OCTG") and line pipe, 97% of the equity interests in Consorcio Metalurgico Nacional S.A. ("Colmena"), a Colombian manufacturer of steel electrical conduit and other pipe and tube products used in a variety of industrial applications, and all of the equity interest of Advance Corporation ("Advance"), a Houston, Texas-based distributor of primarily electrical conduit (collectively, the "Colombian operations"), in exchange for $129,709,000 cash (net of $6,463,000 cash received), and a $15,000,000 subordinated note. In addition, the Colombian operations included approximately $35,634,000 of debt as of May 27, 2005. The acquisition was accounted for as a purchase business combination, and the financial statements of the acquired companies have been consolidated from the acquisition date. The Company acquired the Colombian operations to expand its business into Latin America, provide a low cost source of quality product for import into North America and to provide for additional premium alloy casing and tubing.

The cost to acquire these companies has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values. The remaining difference between the purchase price and the fair value of net assets represents goodwill. The fair value estimation for property, plant and equipment, and intangible assets has not yet been incorporated into the allocation of the balance sheet which will be completed by March 31, 2006. As of June 30, 2005, the allocation resulted in preliminary goodwill of $119,158,000, which is not deductible for tax purposes.

4. DISCONTINUED OPERATIONS

On June 30, 2005, the Company completed the sale of its hollow structural sections ("HSS") business to Atlas Tube Inc. for cash in the amount of $37,796,000, resulting in a pre-tax gain of $17,640,000. Total costs incurred with the exit of this business amounted to $2,060,000 and include impairment of fixed assets, severance pay and other professional fees. The Company and Atlas Tube Inc. also entered into a short-term transitional conversion agreement whereby the Company will convert raw material supplied by Atlas Tube Inc. into HSS products at our Hickman, Arkansas facility. The division met the criteria to be been accounted for as a discontinued operation under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The results of operations for this division have been classified as discontinued operations in all periods presented.

Net sales from discontinued operations were $28,337,000 and $57,749,000 for the three and six-months ended June 30, 2005, respectively. Net sales from discontinued operations were $48,776,000 and $82,360,000 for the three and six months ended June 30, 2004, respectively. The Company's consolidated balance sheet as of June 30, 2005 includes $12,087,000 in current assets and $1,192,000 in current liabilities pertaining to discontinued operations. The Company's consolidated balance sheet as of December 31, 2004 includes $46,530,000 in current assets and $1,614,000 in current liabilities pertaining to discontinued operations.

5. RESTRUCTURING CHARGES

On December 16, 2004, the Company announced that it intended to consolidate its Republic Conduit operations into a state-of-the-art facility located in Louisville, Kentucky, resulting in the closure of two manufacturing facilities located in Ferndale, Michigan and Cedar Springs, Georgia. The purpose of the consolidation and resultant plant closures is to achieve annual operating cost savings principally from reduced freight and conversion costs and improved efficiency. The cessation of production in Ferndale, Michigan and Cedar Springs, Georgia and termination of approximately one hundred eighty (180) people will be completed by the first quarter of 2006. The Company estimates the pre-tax expenses associated with the above closures to total approximately $5,362,000 consisting of employee severance of $3,642,000, revision of depreciable assets lives and salvage value of property, plant and equipment of $1,200,000 and other cash charges of $520,000.

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

The Company currently plans on transferring certain equipment from the Ferndale, Michigan and Cedar Springs, Georgia facilities to the new facility located in Louisville, Kentucky. Additionally, within cost of goods sold, the Company recognized incremental depreciation expense of $169,000 during the three months ended June 30, 2005 as a result of the revision of depreciable asset lives and salvage value of property, plant and equipment not being transferred to Louisville, Kentucky. The Company has also expensed $533,000 in cost of goods sold during the three-months ended June 30, 2005 related to the expected severance cost of certain production and salaried employees. No severance payments have been made related to the $533,000 accrual as of June 30, 2005.

6. INVENTORIES

Inventories at June 30, 2005 and December 31, 2004 consist of the following (in thousands):

                        2005       2004
                      --------   --------
Finished goods        $208,724   $207,194
Work-in-process         69,553     44,380
Raw materials          105,321    113,007
In-transit materials    43,515     70,760
Storeroom parts         22,377     11,739
                      --------   --------
                      $449,490   $447,080
                      ========   ========

7. GOODWILL

The changes in the carrying amount of goodwill for the six-months ended June 30, 2005 are as follows (in thousands):

Balance at December 31, 2004               $  85,984
      Acquisitions - Colombian operations    119,158
      Reclassifications                       (3,515)
                                           ---------
Balance at June 30, 2005                   $ 201,627
                                           =========

Reclassifications represent opening balance adjustments between goodwill and deferred taxes, which had no impact on earnings.

8. SENIOR CREDIT FACILITY

On May 27, 2005, Maverick entered into a new senior credit facility providing for a $325,000,000 revolving line of credit, which replaced the Company's $185,000,000 revolving credit facility. Under the new senior credit facility, the Company has letters of credit outstanding of $7,812,000 at June 30, 2005. Interest is payable monthly at U.S. or Canadian Prime, Banker's Acceptance Rates or the LIBOR rate adjusted by an interest margin, depending upon certain financial measurements. The Company can borrow an amount based on a percentage of eligible accounts receivable, eligible inventory, and property, plant and equipment, reduced by outstanding letters of credit. As of June 30, 2005, total borrowings under the new senior credit facility were $151,027,000. The senior credit facility limits the Company's ability to pay dividends, create liens, sell assets, or enter into transactions with affiliates without the consent of the lenders. Also, if availability falls below $50,000,000, the Company becomes subject to certain restrictive covenants, including, the maintenance of a minimum fixed charge coverage ratio and the debt will be classified as current. If availability falls below $75,000,000, the senior credit facility limits capital expenditures to $40,000,000 per year. At June 30, 2005, excess borrowing capacity was $158,556,000.

9. DEBT

As of June 30, 2005, the balance of certain debt incurred by the Colombian Operations was $34,796,000. The debt is comprised of loans with numerous local and national banks within Colombia with maturity dates between July 2005 and May 2008. The weighted average floating interest rate for the Colombian debt was 10.5% as of June 30, 2005. As of June 30, 2005, several financial covenants of the Colombian debt were violated primarily as a result of the change in ownership of the Colombian operation on May 27, 2005; therefore the debt is classified as a current liability. The Company intends to refinance the Colombian debt during the third quarter of 2005 to obtain lower interest rate debt and to cure the violations of the financial covenants.

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

                                                       PENSION BENEFITS  POSTRETIREMENT
                                                           AND SERP       BENEFIT PLAN
                                                       ----------------  --------------
Contributions required by funding regulations or laws        $3,133            $  -
Additional discretionary contributions                        1,021              74
                                                             ------            ----
                                                             $4,154            $ 74
                                                             ======            ====

Net periodic benefit costs consist of the following for the three and six months ended June 30, 2005 and 2004 (in thousands):

                                    THREE MONTHS ENDED   SIX MONTHS ENDED
                                         JUNE 30,            JUNE 30,
                                      2005       2004      2005      2004
                                    -------    -------   -------   -------
PENSION BENEFIT COSTS:
Service cost                        $   489    $   374   $   985   $   765
Interest cost                           824        689     1,660     1,409
Expected return on plan assets         (807)      (611)   (1,625)   (1,250)
Amortization of prior service cost      118        107       238       219
Amortization of transition asset       (164)      (149)     (331)     (305)
Recognized net actuarial gain           145         86       292       175
                                    -------    -------   -------   -------
                                    $   605    $   496   $ 1,219   $ 1,013
                                    =======    =======   =======   =======

                                    THREE MONTHS ENDED   SIX MONTHS ENDED
                                         JUNE 30,            JUNE 30,
                                      2005       2004      2005      2004
                                    -------    -------   -------   -------
POSTRETIREMENT BENEFIT PLAN COSTS:
Service cost                          $ 28       $ 15     $  57     $  30
Interest cost                           49         29       100        60
Recognized net actuarial loss           30         13        60        27
                                      ----       ----     -----     -----
                                      $107       $ 57     $ 217     $ 117
                                      ====       ====     =====     =====

11. SEGMENT INFORMATION

The Company operates through business units that have been aggregated into two segments: Energy Products and Industrial Products. Within each segment, the business units have similar economic characteristics, operate in the same markets and have substantially the same customers. Also, the financial performance of the business units within each segment is affected by similar economic conditions. The consolidated results are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company evaluates the performance of the energy and industrial segments based on their segment profit (loss), which is defined as income (loss) from continuing operations before income taxes and interest income and interest expense.

Certain reclassifications have been made to prior year balances to conform to the current year presentation, including reclassifying certain corporate expenses into the "Corporate" column.

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Summarized financial information from continuing operations is shown in the following table (in thousands) for each of the three and six months ended June 30, 2005 and 2004, regarding the reportable industry segments of the Company. The "Corporate" column includes corporate-related items and, as it relates to segment profit (loss), income and expense not allocated to the other segments. Intersegment sales are not material. Identifiable assets are those used in the Company's operations in each segment.

                                            ENERGY    INDUSTRIAL
                                           PRODUCTS    PRODUCTS   CORPORATE    TOTAL
                                          ----------  ----------  ---------  ----------
THREE MONTHS ENDED JUNE 30, 2005
Net sales                                 $  319,580  $   85,860  $       -  $  405,440
Income (loss) from continuing operations      43,588      11,447    (10,171)     44,864
Identifiable assets                          850,577     300,593     41,431   1,192,601

                                            ENERGY    INDUSTRIAL
                                           PRODUCTS    PRODUCTS   CORPORATE    TOTAL
                                          ----------  ----------  ---------  ----------
THREE MONTHS ENDED JUNE 30, 2004
Net sales                                 $  192,178  $  107,134  $       -  $  299,312
Income (loss) from continuing operations      47,813      43,946    (11,512)     80,247
Identifiable assets                          516,868     223,099     75,616     815,583

                                            ENERGY    INDUSTRIAL
                                           PRODUCTS    PRODUCTS   CORPORATE    TOTAL
                                          ----------  ----------  ---------  ----------
SIX MONTHS ENDED JUNE 30, 2005
Net sales                                 $  653,167  $  169,344  $       -  $  822,511
Income (loss) from continuing operations      87,241      27,872    (20,335)     94,778
Identifiable assets                          850,577     300,593     41,431   1,192,601

                                            ENERGY    INDUSTRIAL
                                           PRODUCTS    PRODUCTS   CORPORATE    TOTAL
                                          ----------  ----------  ---------  ----------
SIX MONTHS ENDED JUNE 30, 2004
Net sales                                 $  402,162  $  174,864  $       -  $  577,026
Income (loss) from continuing operations      85,560      58,884    (21,575)    122,869
Identifiable assets                          516,868     223,099     75,616     815,583

The corporate information in the above table is not considered a segment; however, it represents the corporate assets necessary for the day-to-day operations of the Company (that are not identifiable to the reporting segments).

12. STOCK-BASED COMPENSATION

The Company has an employee incentive plan (the "2004 Omnibus Plan") pursuant to which incentive stock options ("ISOs"), non-qualified stock options ("NQSOs"), restricted stock, restricted stock units, stock appreciation rights, performance awards, other stock-based awards and cash-bonus awards may be granted to certain employees of the Company. The Company also has an equity compensation plan for non-employee directors pursuant to which stock options and shares of restricted stock may be granted. Further, the Company has two employee stock option plans, two stock option plans for eligible directors, and a combined employee and director stock option plan for its Prudential business unit that are all inactive and, as a result, no additional awards may be granted under them. However, each of these inactive plans has outstanding grants of awards, consisting of ISOs and NQSOs, depending on the plan.

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Pursuant to the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, pro forma net income and earnings per share are presented in the table below as if compensation cost for stock options was determined as of the grant date under the fair value method for the three and six months ended June 30, 2005 and 2004 (in thousands, except per share information):

                                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                             JUNE 30,                   JUNE 30,
                                                                         2005         2004         2005         2004
                                                                      ----------   ----------   ----------   ----------
Net income, as reported                                               $   38,678   $   57,997   $   69,893   $   86,738
Add: total stock-based employee compensation expense included in
    reported net earnings, net of related tax effects                       545           124          812          124
Deduct: total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax
    effects                                                                 (925)        (393)      (1,432)        (577)
                                                                      ----------   ----------   ----------   ----------
Pro forma net income                                                  $   38,298   $   57,728   $   69,273   $   86,285
                                                                      ==========   ==========   ==========   ==========

Basic earnings per share
    Net income - as reported                                          $     0.90   $     1.37   $     1.64   $     2.06
    Net income - pro forma                                            $     0.89   $     1.36   $     1.62   $     2.04

Diluted earnings per share
    Net income - as reported                                          $     0.89   $     1.36   $     1.61   $     2.04
    Net income - pro forma                                            $     0.88   $     1.35   $     1.60   $     2.03

The compensation expense associated with the fair value of the options calculated for the three and six months ended June 30, 2005 and 2004, is not necessarily representative of the potential effects on reported net income in future years. The fair value of each option grant is estimated on the date of the grant by use of the Black-Scholes option pricing model.

Pursuant to the 2004 Omnibus Plan, a restricted stock grantee is entitled to cash dividends and voting rights relating to his or her grant. Restrictions placed on shares of restricted stock granted pursuant to the 2004 Omnibus Plan limit the sale or transfer of these shares during a vesting period whereby the restrictions lapse at the end of the third or fifth year. Upon issuance of stock under the 2004 Omnibus Plan, unearned compensation equivalent to the market value at the date of the grant is charged to stockholders' equity and subsequently amortized to expense over the eight-year restriction period. During the three and six months ended June 30, 2005, net shares of restricted stock granted were 7,900 and 53,306, respectively. Compensation expense related to these shares was $119,000 and $300,000 for the three months and six ended June 30, 2005, respectively.

Under the Company's 2004 Omnibus Plan, restricted stock units may be granted to certain officers and key employees. If certain financial goals are met, common stock may be awarded at the end of the performance period at no cost to certain officers and key employees. Compensation expense related to restricted stock units is recorded over the performance period based on the anticipated number of shares to be awarded. Compensation expense for restricted stock units was $688,000 and $902,000 for the three and six months ended June 30, 2005, respectively.

13. CAPITAL STOCK

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

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

14. EARNINGS PER COMMON SHARE

In June 2003, the Company issued $120,000,000 of contingently convertible senior subordinated notes (the "Old Notes"). In December 2004, the Company completed an offer to exchange new contingently convertible senior subordinated notes (the "New Notes") with terms identical to those applicable to the Old Notes, except for a net share settlement upon conversion provision and a public acquirer change of control provision.

The reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share from continuing operations of common stock ("EPS") is as follows (in thousands):

                                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                      JUNE 30,                   JUNE 30,
                                                                  2005         2004         2005         2004
                                                               ----------   ----------   ----------   ----------
NUMERATOR FOR BASIC AND DILUTED EPS
Income from continuing operations before cumulative effect of
    accounting change                                          $   28,606   $   47,868   $   60,368   $   73,078
Interest on the Old Notes                                              30           28           60           56
                                                               ----------   ----------   ----------   ----------
Numerator for diluted EPS                                      $   28,636   $   47,896   $   60,428   $   73,134
                                                               ==========   ==========   ==========   ==========

The reconciliation for diluted earnings per share from continuing operations is as follows (in thousands):

                                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                      JUNE 30,                   JUNE 30,
                                                                  2005         2004         2005         2004
                                                               ----------   ----------   ----------   ----------
DENOMINATOR FOR BASIC EPS
Average shares outstanding - basic                                 42,797       42,346       42,727       42,205
                                                                   ======       ======       ======       ======

DENOMINATOR FOR DILUTED EPS                                        42,797       42,346       42,727       42,205
Dilutive effect of unvested restricted stock and outstanding
   stock options                                                      199          232          216          213
Dilutive effect of the Old Notes                                      156          156          156          156
Dilutive effect of the New Notes                                      168            -          305            -
                                                                   ------       ------       ------       ------
Average shares deemed outstanding - diluted                        43,320       42,734       43,404       42,574
                                                                   ======       ======       ======       ======

Basic earnings per share include the exchangeable shares (as further described in Note 13) from the business combination with Prudential on an as-if exchanged basis.

                   MAVERICK TUBE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

15. COMPREHENSIVE INCOME

The following table summarizes the components of other comprehensive income for the three and six months ended June 30, 2005 and 2004 (in thousands):

                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                  JUNE 30,                   JUNE 30,
                                              2005        2004         2005        2004
                                           ----------  ----------   ---------   ----------
Net income                                 $   38,678  $   57,997   $  69,893   $   86,738
Change in fair value of cash flow hedges           (1)        326          12          387
Foreign currency translation adjustment        (1,685)     (1,456)     (2,032)      (2,258)
Minimum pension liability adjustment               45          29          60           47
                                           ----------  ----------   ---------   ----------
Comprehensive income                       $   37,037  $   56,896   $  67,933   $   84,914
                                           ==========  ==========   =========   ==========

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Maverick Tube Corporation

We have reviewed the condensed consolidated balance sheet of Maverick Tube Corporation and Subsidiaries as of June 30, 2005, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2005 and 2004 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

St. Louis, Missouri
August 1, 2005

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, provide a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission (SEC) and in our reports to stockholders. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For example, uncertainty continues to exist as to future levels and volatility of oil and natural gas price expectations and their effect on drilling levels and demand for our energy-related products, future import levels, and the value of the U.S. dollar. Uncertainties also exist as to future levels of nonresidential construction activity, the principal economic driver for the industrial segment. In addition, the future replacement cost of steel (our principal raw material, representing approximately two-thirds of cost of goods sold). We also recently completed an acquisition and, as with any acquisition, we face certain transition risks with respect to the acquired businesses.

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

In addition, certain market data and other statistical information used throughout this report are based on independent industry publications, government publications, and reports by market research firms or other published independent sources. Although we believe these sources to be reliable, we have not independently verified the information and cannot guarantee the accuracy and completeness of such sources.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Maverick Tube Corporation, its direct and indirect wholly-owned subsidiaries and other required consolidated entities are collectively referred to as the "Company." Also, unless the context otherwise required, the terms "we," "us," or "our" refer to the Company.

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations," commonly referred to as MD&A, is intended to help the reader understand the Company, our operations, and our business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes, as well as our Annual Report on Form 10-K for the year ended December 31, 2004.

RECENT DEVELOPMENTS

On May 27, 2005, we completed our purchase of all the equity interests of Tubos del Caribe S.A., ("Tubo Caribe) a Colombian manufacturer of oil country tubular goods ("OCTG") and line pipe, 97% of the equity interests in Consorcio Metalurgico Nacional S.A. ("Colmena"), a Colombian manufacturer of steel electrical conduit and other pipe and tube products used in a variety of industrial applications, and all of the equity interest of Advance Corporation ("Advance"), a Houston, Texas-based distributor of primarily electrical conduit (collectively, the "Colombian operations"), in exchange for $129.7 million cash (net of $6.5 million cash received), and a $15.0 million subordinated note. In addition, the Colombian operations included approximately $35.6 million of debt as of May 27, 2005.

In connection with the Colombian transaction, we entered into a new $325 million senior revolving credit facility, which replaced our $185 million revolving credit facility.

On June 30, 2005, we completed the sale of our hollow structural sections (sometimes referred to as "HSS") business to Atlas Tube Inc.

OUR BUSINESS

We believe there are certain key drivers and industry factors that are critical to understanding our business. The general driver of demand for our energy products is the level of end-user exploration, drilling, development and production of oil and natural gas in the Western Hemisphere. The general driver of demand for our industrial products is nonresidential construction activity in North America. For both our energy and industrial products, the cost of steel is one of the primary factors that can affect our profitability in any given year.

DEMAND-RELATED DRIVERS AND FACTORS

Energy Products
---------------

Our significant energy product types are OCTG, line pipe, coiled tubular products, and couplings. Each product has specific drivers and factors that impact our business as described below.

OCTG

We manufacture production casing, surface casing, and production tubing, which are used in new oil and natural gas wells. As a result, we believe that the level of oil and natural gas drilling activity in the Western Hemisphere is the primary driver of our OCTG business. The indicator we use to measure drilling activity is the number of oil and natural gas drilling rigs that are active, commonly known as rig count, prepared by Baker Hughes Incorporated. We believe the Baker Hughes rig count is widely accepted within the energy industry as a reliable indicator of drilling activity levels.

The level of drilling activity is largely a function of current prices for oil and natural gas and the industry's future price expectations. Changes in prices drive the amount of resources our end-users commit to the exploration and production of oil and natural gas. Accordingly, increases and decreases in prices have a direct effect on the demand for our OCTG products.

The quantity of imports from foreign competitors also significantly affects the U.S. and Canadian OCTG market. High levels of imports reduce the volume sold by North American producers and tend to suppress selling prices. We believe import levels of OCTG are affected by North American and overall world demand for OCTG; transportation costs and the relative value of the U.S. and Canadian dollars. The Company imports OCTG from Colombia into the U.S. and Canada from its Tubo Caribe subsidiary.

Another item that impacts demand for our energy products in the U.S. is inventory levels maintained by manufacturers, distributors and end-users and whether these inventory levels are being increased, reduced, or maintained. Inventory levels in Canada and Latin America are less meaningful because end-users and distributors do not generally hold significant amounts of inventory.

The following table illustrates these demand-related drivers and factors for the three months ended June 30, 2005 and 2004:

                                                                   2005      2004
                                                                  ------    ------
U.S. MARKET ACTIVITY:
Average rig count                                                  1,336     1,164
                                                                  ======    ======
Average U.S. energy prices:
    Oil per barrel (West Texas Intermediate)                      $53.05    $38.44
                                                                  ======    ======
    Natural gas per MCF (Average U.S.)                            $ 6.94    $ 5.97
                                                                  ======    ======

U.S. OCTG CONSUMPTION: (in thousands of tons)
    U.S. producer shipments                                          612       573
    Imports                                                          430       275
    Inventory (increase)/decrease                                   (154)      (73)
                                                                  ------    ------
        Total U.S. Consumption                                       888       775
                                                                  ======    ======

CANADIAN MARKET ACTIVITY:
Average rig count                                                    241       202
Average Canadian energy prices:
    Natural gas per U.S. $ per MCF (Average Alberta spot price)   $ 5.77    $ 5.04

CANADIAN OCTG CONSUMPTION:
        (in thousands of tons)
    Canadian producer shipments                                       96        80
    Imports                                                          112        52
    Inventory (increase)/decrease                                    (60)      (15)
                                                                  ------    ------
        Total Canadian Consumption                                   148       117
                                                                  ======    ======
LATIN AMERICA MARKET ACTIVITY:
Average rig count                                                    326       290
                                                                  ======    ======

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

      The Canadian rig count in the table is based on weekly rig count reporting from Baker Hughes Incorporated. Energy prices in the table are the average Alberta natural gas spot price as reported by Nickles Energy Group. Imports are as reported by Statistics Canada. Inventory (increase)/decrease is our estimate based upon data reported by Statistics Canada. Canadian producer shipments are reported by Statistics Canada Steel Pipe and Tube Report.

      The Latin American rig counts in the table are based on rig count reporting from Baker Hughes Incorporated.

U.S. oil and natural gas prices were higher on average for the second quarter of 2005 by 38.0% and 16.2%, respectively, compared to the second quarter of 2004 as relatively low oil and natural gas supply and geopolitical instability, coupled with continued strong energy demand, maintained upward pressure on pricing. These factors prompted an increase in U.S. oil and natural gas drilling during the second quarter of 2005 of 14.8% and 17.4%, respectively, over the prior year quarter. As a result, we experienced continued strong demand for our products during the second quarter of 2005. We expect demand for our energy products to continue to remain strong throughout 2005 as both oil and natural gas prices are expected to sustain the currently high number of active drilling rigs. In fact, drilling activity seemed to be trending upward slightly, as U.S. oil and natural gas rigs at June 30, 2005 were 1.4% and 2.4% higher, respectively, than the average rig counts during the prior quarter. Also, the Canadian and Latin American rig counts increased by 19.3% and 12.4%, respectively, from the prior year quarter.

Line Pipe

Our line pipe products are primarily used to transport oil and natural gas. Line pipe products in the size range we offer are primarily used in new gathering systems, new distribution systems, and for repair and replacement of existing gathering and distribution systems. Accordingly, drilling activity that occurs in new or expanded fields is a key driver of our line pipe business. Line pipe, however, is used later in the drilling cycle. As a result, changes in demand for line pipe lags six to twelve months behind drilling activity changes.

Similar to OCTG, we analyze the demand for our line pipe products by focusing on the Baker Hughes rig count, the impact of changes in the price of oil and natural gas, the effect of imports, and industry inventory levels. In addition to the OCTG drivers and factors, our line pipe sales are influenced by the level of pipe line construction activity, line pipe replacement requirements, the type of drilling (exploration vs. infill), new residential construction and utility purchasing programs.

As we mentioned in our OCTG discussion, the U.S., Canadian, and Latin American rig counts increased as prices for oil and natural gas increased from the second quarter of 2004 to the second quarter of 2005. However, due to the fact that a large percentage of current drilling activity in the U.S. is directed toward the development of existing fields (infill drilling) we estimate that U.S. demand for line pipe (under 16") decreased from the second quarter of 2004 by an estimated 2.8%. Canadian demand, however, improved over the prior year quarter primarily due to the increase in rig counts. In the U.S., line pipe imports for the quarter were a much bigger factor than in 2004. Domestic shipments decreased by 30.7% in the second quarter of 2005 over the prior year quarter, as these shipments were displaced by an estimated increase of 31.8% in line pipe imports. For Canadian sales, domestic shipments increased by 7.5% in the second quarter of 2005 over the prior year quarter while preliminary numbers suggest an increase of 90.0% in imports over the same period last year.

Coiled Products

We manufacture three types of coiled products: tubing, line pipe, and umbilical tubing. Coiled tubing is used down-hole as production tubing and to service, or "workover," existing oil and natural gas wells by reestablishing well production and extending well life. For this reason, the number of wells being worked over is the primary driver of our coiled tubing business. We believe the Baker Hughes workover rig count is a reliable indicator for this type of activity. The factors that impact the Baker Hughes workover rig count, especially current and expected prices of oil and natural gas, are similar to those that affect the rig count that drives OCTG. U.S. and Canadian workover rigs averaged 1,755 during the second quarter of 2005, an 8.3% increase compared to the second quarter of 2004.

Coiled line pipe is used in subsea flow line applications where the use of continuous reels of our premium coated steel line pipe reduces both mobilization and installation costs. Demand for this product has been further enhanced by the role liquefied natural gas is expected to play in the natural gas supply in the future. Umbilical tubing is used in subsea control systems that connect the wellhead on the sea floor with surface production installations. The primary driver of coiled line pipe demand and umbilical tubing demand is offshore oil and natural gas exploration and production, both in the Gulf of Mexico and international offshore drilling. According to Spears and Associates, global offshore spending for the year of 2005 is forecast to reach $42.6 billion, an increase of 12.1% over 2004.

Couplings

We manufacture couplings in both carbon and alloy steel grades and have the capability to provide a full range of American Petroleum Institute ("API") couplings from 2 3/8" to 20" in nominal sizes. Our API couplings are manufactured, inspected and tested to ensure that they meet or exceed API specifications. We also manufacture a full range of premium couplings through various licensing agreements. Premium couplings are made to customer specification and offer superior performance for a wide range of complex applications. Couplings shipments increased 23.0% for the quarter ended June 30, 2005 over the prior year quarter while average price per piece increased 61.3% over the same period.

Industrial Products
-------------------

Our industrial products are used in numerous applications. Consequently, the sources of demand for these products are diverse. However, we believe the primary demand driver for our industrial products is the general level of economic activity in the construction, transportation, agricultural, material handling and recreational market segments. Our significant industrial product types are steel electrical conduit, standard pipe, and mechanical tubing. Our markets are the U.S., Canada, Colombia, and, to a small degree, exports outside of North America.

Steel Electrical Conduit

The primary application for steel electrical conduit is sheathing for electrical and communications wiring in industrial, commercial and institutional construction, which are typically referred to collectively as "nonresidential construction." As such, the amount being spent on nonresidential construction influences steel electrical conduit demand. During the second quarter of 2005, nonresidential construction spending was down, reflecting a lower level of industry activity than in the second quarter last year. We estimate that the lower level of nonresidential construction activity resulted in a decrease in U.S. demand for steel electrical conduit of the types we produce of approximately 12.8% during the second quarter 2005 as compared to the prior year period. Published forecasts for U.S. nonresidential construction activity for the calendar year 2005 had previously predicted a 2.7% increase in construction starts, compared to a modest increase of 0.9% experienced in 2004. However, published reports indicate that for the five months ended May 31, 2005, nonresidential construction activity was actually down about 9.0% compared to the same period last year. We estimate that alternative products to the types of steel electrical conduit that we produce have captured some market share as a result of higher than traditional prices for steel electrical conduit in the past.

Standard Pipe

Standard pipe is primarily used in construction applications for transporting gases and fluids. The most significant drivers of demand for standard pipe are general economic activity and nonresidential construction expenditures. We estimate domestic consumption of standard pipe during the second quarters of 2005 and 2004 was 655,414 tons and 774,297 tons, respectively. According to published reports and management estimates, preliminary estimates indicate U.S. standard pipe demand for the second quarter of 2005 decreased from the prior year period by 15.4%. While domestic shipments decreased 22.8%, the import market share increased to 44.2% in the second quarter of 2005 from 38.8% in the second quarter of 2004.

HSS

On June 30, 2005, we completed the sale of our HSS business to Atlas Tube Inc. Accordingly, the operating results of our U.S. and Canadian HSS business were segregated from continuing operations and reported as discontinued operations in the statements of income.

SELLING PRICES OF OUR PRODUCTS

Our U.S. average selling price for OCTG, line pipe, and standard pipe in the second quarter of 2005 increased by 24.0%, 13.3%, and 4.6% over the average selling price in the prior year period, respectively. Average selling price for conduit decreased by 3.6% over the average for the prior year period. Similarly, our average selling price for our Canadian energy products and industrial products from the second quarter of 2004 to the current year quarter increased by 37.6% and 40.3%, respectively. Our Canadian pricing in 2005 was further impacted by a 9.2% increase in the exchange rate. These selling price increases were driven by additional demand for our products and steel price increases.

STEEL COSTS OF OUR PRODUCTS

The steel component of our costs of goods sold represents approximately two-thirds of our total costs of goods sold. Accordingly, we believe another key driver of our profitability is the cost of steel and our ability to pass that cost to our customers.

Because we value our inventory using an average cost methodology, the steel component of our cost of goods sold lags steel purchase price changes by approximately four to six months. Our average steel component of cost of goods sold was $719 per ton for the second quarter of 2005, which represents an increase of 60.7% over the average cost of steel per ton in the second quarter of 2004. While steel prices for the second quarter of 2005 are higher compared to the prior year quarter, steel prices have recently declined. Most recently, the published price of hot rolled steel bands decreased to $440 per ton from $664 per ton at the beginning of 2005. We expect to see the benefit of lower cost steel in our income statement in the third and fourth quarters, of 2005.

OUR BUSINESS STRATEGY

We have developed a business strategy that is focused on the following strategic initiatives:

Generate Profitable Organic and Strategic Growth of our Current Business - We are committed to being a growth company. Our growth has positioned us, we believe, as a North American market share leader in oilfield tubing and casing, coiled tubing, line pipe, coiled line pipe, couplings, and other custom-engineered pipe products used in oil and natural gas exploration, production, and transmission. In 2004, we acquired Texas Arai, a North American market share leader in API and premium couplings. We have committed $67 million in 2005 towards the consolidation of our Republic Conduit facilities in Louisville, Kentucky to be completed in the first quarter of 2006. In addition, we are investing approximately $12 million to increase the manufacturing capacity of Precision Tube, our coiled tubing business, by about 50%.

Expand Geographic Reach and Portfolio of Value-Added Oil Service Products - We are focused on broadening our geographic reach and adding complementary products to our portfolio. To that end, we continually seek opportunities for strategic growth through acquisitions as we did with the expansion into coiled tubing and subsea umbilicals in 2002 and 2003, respectively. With the addition of Tubos del Caribe, Colmena and Advance in 2005, we believe we have acquired well-recognized product lines and respected brand names. Our Colombian operations also bring efficient, low cost production capacity adjacent to world-class port facilities providing easy access for world-wide steel purchases and export opportunities. As a result, we believe we are well positioned for future growth in Latin America. While the nature and timing of such activities cannot be predicted, we are confident in our ability to continue to identify, acquire and assimilate attractive investment opportunities that satisfy our return on investment criteria.

Generate Superior Returns on Capital Employed in All Business Units - We remain committed to generating superior returns on capital employed in each of our business units. In early 2005, we restructured the Company along business unit lines to provide a management structure conducive to future growth, as well as allowing us to better focus our attention and energies on our increasingly diverse products and constituencies. Further, it provides the mechanism to monitor return on net capital employed to ascertain which business units continue to create shareholder value.

Achieve the Best Safety Record in the Oil Service Industry - We continue to make solid strides in our safety performance. By implementing training programs, engineering safer work stations and rewarding safe practices, we have reduced our safety index. Efforts by all employees, at all levels, have been critical to produce these spectacular improvements.

RESULTS OF OPERATIONS

Overall Company

We experienced strong market conditions in our energy segment in the first half of 2005 that drove our overall operations. We also aggressively priced most of our products based upon market demand and to absorb the unusually high steel costs we incurred. We also advanced our business initiatives through the acquisition of our new Colombian operations. Because the acquisition occurred late in the second quarter, however, the impact of the new Colombian businesses on our results of operations was immaterial.

The following tables illustrate the results and tons shipped from continuing operations for the three-month and six-month periods ended June 30, 2005 and 2004 (in millions, except per share data and tons shipped):

                                                      THREE MONTHS ENDED JUNE 30,         2005 VS. 2004
                                                         2005             2004         CHANGE      % CHANGE
                                                      ----------       ----------    ----------    --------
Energy tons shipped                                      228,896          175,739        53,157        30.2%
Industrial tons shipped                                   55,708           67,528       (11,820)      (17.5%)
                                                      ----------       ----------    ----------
Total tons shipped                                       284,604          243,267        41,337

Net sales                                             $    405.4       $    299.3    $    106.1        35.4%
Cost of goods sold                                         338.5            197.3         141.2        71.6%
                                                      ----------       ----------    ----------
Gross profit                                                66.9            102.0         (35.1)
Income from operations                                      44.9             80.2         (35.3)      (44.0%)
Income from continuing operations before
    income taxes and cumulative effect of
    accounting change                                       41.0             77.6         (36.6)      (47.2%)
Income from continuing operations before cumulative
    effect of an  accounting change                         28.6             47.9         (19.3)      (40.3%)
Income (loss) from discontinued HSS
    business  (net of tax)                                  (1.1)            10.1         (11.2)         NM
Gain on sale of HSS business (net of tax)                   11.2                -          11.2          NM
Net income                                                  38.7             58.0         (19.3)      (33.3%)

                                                      SIX MONTHS ENDED JUNE 30,         2005 VS. 2004
                                                         2005          2004         CHANGE      % CHANGE
                                                      ----------     ----------    ----------   --------
Energy tons shipped                                      470,492        436,182        34,310        7.9%
Industrial tons shipped                                  104,037        138,422       (34,385)     (24.8%)
                                                      ----------     ----------    ----------
Total tons shipped                                       574,529        574,604           (75)

Net sales                                             $    822.5     $    577.0    $    245.5       42.5%
Cost of goods sold                                         685.8          413.8         272.0       65.7%
                                                      ----------     ----------    ----------
Gross profit                                               136.7          163.2         (26.5)
Income from operations                                      94.8          122.9         (28.1)     (22.8%)
Income from continuing operations before
    income taxes and cumulative effect of
    accounting change                                       88.5          117.6         (29.1)     (24.7%)
Income from continuing operations before cumulative
    effect of an accounting change                          60.4           73.1         (12.7)     (17.4%)
Income (loss) from discontinued HSS
     business  (net of tax)                                 (1.7)          15.2         (16.9)        NM
Gain on sale of HSS business (net of tax)                   11.2              -          11.2         NM
Net income                                                  69.9           86.7         (16.8)     (19.4%)

NM Not meaningful

Net sales for the second quarter of 2005 increased 35.4% to $405.4 million compared to the second quarter 2004. These results were primarily attributable to a 17.0% increase in total product shipments as a result of strengthening market conditions in the energy segment, offset by a decrease in shipments in the industrial segment. In addition, we experienced a 15.8% increase in overall average net selling prices to $1,424 per ton. We increased our prices based upon additional product demand and to offset increases in the cost of steel implemented by our major steel suppliers.

Net sales for the six months ended June 30, 2005 increased 42.5% to $822.5 million compared to the six months ended June 30, 2004. These results were primarily attributable to a 42.6% increase in overall average net selling prices to $1,432 per ton. We increased our prices based upon additional product demand and to offset increases in the cost of steel implemented by our major steel suppliers. Overall shipments remained unchanged for the six months ended June 30, 2005 compared to the same prior year period.

Cost of goods sold for the second quarter of 2005 increased by 71.6% to $338.5 million compared to the prior year quarter. Overall average unit cost per ton of products sold increased 46.6% to $1,189 per ton. Costs increased primarily due to an increase in the cost of steel for the second quarter of 2005 compared to the prior year quarter.

Cost of goods sold for the six months ended June 30, 2005 increased by 65.7% to $685.8 million compared to the prior year quarter. Overall average unit cost per ton of products sold increased 65.8% to $1,194 per ton. Costs increased primarily due to an increase in the cost of steel for the six months ended June 30, 2005 compared to the prior year period.

Gross profit for the second quarter of 2005 decreased by 34.4% to $66.9 million compared to the same quarter last prior year. Gross profit per ton for the second quarter of 2005 was $235 per ton compared to $419 per ton for the same prior year period. Gross profit per ton decreased primarily due to the higher cost of steel flowing through cost of goods sold in the second quarter of 2005 as compared to the prior year period. Gross profit as a percentage of net sales was 16.5% for the current year quarter compared to 34.1% for the same quarter of the prior year.

Gross profit for the six months ended June 30, 2005 decreased by 16.2% to $136.7 million as compared to the same quarter of the prior year. Gross profit per ton for the six months ended June 30, 2005 was $238 per ton compared to $284 per ton for the same prior year period. Gross profit per ton decreased primarily due to the higher cost of steel flowing through cost of goods sold in 2005 as compared to the prior year period. Gross profit as a percentage of net sales was 16.6% for the six months ended June 30, 2005 compared to 28.3% for the prior year period.

While our steel costs that we have expensed during 2005 are higher compared to the prior year, steel costs have recently declined from their 2004 peaks. Most recently, the published price of hot rolled steel bands decreased to $440 per ton from $664 per ton at the beginning of 2005. We expect steel costs to decrease at a faster rate than the future potential decreases in selling prices, resulting in improved profit per ton for the rest of 2005 and 2006.

Selling, general and administrative expenses increased 7.1% to $19.6 million during the second quarter of 2005 compared to the prior year quarter. The increase resulted primarily from the acquisition of the Colombian operations and typical post-acquisition costs along with additional severance and pension expenses. Selling, general and administrative expenses as a percentage of net sales during the second quarter of 2005 were 4.8% compared to 6.1% for the prior year quarter. The decrease resulted primarily from the increase in net sales as described above.

Selling, general and administrative expenses increased 5.7% to $36.8 million during the six months ended June 30, 2005 compared to the prior year period. The increase resulted primarily from the acquisition of the Colombian operations and typical post-acquisition costs along with additional severance and pension expenses. Selling, general and administrative expenses as a percentage of net sales during the six months ended June 30, 2005 were 4.5% compared to 6.0% for the prior year quarter. The decrease resulted primarily from the increase in net sales as described above.

Sales commissions decreased 26.5% to $2.5 million during the second quarter of 2005 compared to the prior year quarter. Sales commissions decreased 8.9% to $5.1 million for the six months ended June 30, 2005 compared to the prior year period. The decrease resulted primarily from the decrease in industrial sales as described further below.

Interest expense increased 40.7%, to $3.8 million for the second quarter of 2005 compared to the prior year quarter. Interest expense increased 18.9% to $6.3 million for the six months ended June 30, 2005 compared to the prior year period. The increase in interest expense was primarily attributable to additional borrowings on the new revolving credit facility to finance the Colombian operation acquisition and higher interest rates in 2005 compared to 2004. In addition, the purchase price for the Colombian operations included approximately $35.0 million of debt as part of the acquisition on May 27, 2005.

The provision for income taxes was $12.4 million for the second quarter of 2005 compared to the prior year second quarter provision of $29.7 million. The provision for income taxes on continuing operations was $28.1 million for the six months ended June 30, 2005 compared to the prior year period provision of $44.5 million. The decrease in our tax provision was due partially to lower income from continuing operations in the current year compared to the prior year. In addition, our effective tax rate decreased from 38.3% during the second quarter of 2004 to 30.3% during the second quarter of 2005. The decrease was attributable primarily to our mix of U.S. and foreign income.

The Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities," on March 31, 2004, which resulted in the consolidation of Pennsylvania Cold Drawn Ltd. ("PCD") as of that date. As a result, we recorded a $1.6 million (net of benefit for income taxes of $1.0 million) non-cash cumulative charge to recognize the prior losses of PCD during the first quarter of 2004.

On June 30, 2005, the Company completed the sale of its U.S. and Canadian HSS business to Atlas Tube Inc. Accordingly, the operating results of our HSS business were segregated from continuing operations and reported separately as discontinued operations. The loss from operations of the discontinued business was $1.1 million in the second quarter of 2005 compared to a profit of $10.1 million in the second quarter of 2004. The loss from operations of the discontinued business was $1.7 million for the six months ended June 30, 2005 compared to a profit of $15.2 million for the six months ended June 30, 2004. The income from operations of the discontinued business during 2004 was due to the sale of lower cost inventory at higher selling prices. The loss from operations of the discontinued business during 2005 was due to falling selling prices and higher cost inventory purchased in the second half of 2004 when steel prices where at all time highs. The gain on the sale of the HSS business was $11.2 million for the three and six months ended June 30, 2005.

As a result of the above, we generated net income of $38.7 million, or $0.89 diluted income per share; in the second quarter of 2005. We generated net income of $69.9 million for the six months ended June 30, 2005, or $1.61 diluted income per share. We expect to begin realizing the benefit of lower cost steel in our financial statements in the third and fourth quarters of 2005.

Energy Products Segment

Energy products sales for the second quarter of 2005 increased 66.3% to $319.6 million compared to the second quarter of 2004. Average U.S. rig counts increased 14.8% to 1,336 rigs for the second quarter of 2005 compared to 1,164 rigs for the second quarter of 2004, causing our energy products shipments to increase by 30.2% for the quarter, as compared to the second quarter of 2004. Average Canadian rig count increased 19.3% to 241 rigs for the second quarter of 2005 compared to 202 rigs for the second quarter of 2004. The increase in sales was primarily due to a 27.6% increase in overall average net selling prices for energy products for the second quarter of 2005 to an average of $1,396 per ton as compared to the second quarter of 2004. Energy products sales for the six months ended June 30, 2005 increased 62.4% to $653.2 million compared to the prior year period. Average U.S. rig counts increased 14.6% to 1,308 rigs for the six months ended June 30, 2005 compared to 1,141 rigs for the six months ended June 30, 2004, causing our energy products shipments to increase by 7.9% for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Average Canadian rig count increased 4.4% to 381 rigs for the six months ended June 30, 2005 compared to 365 rigs for the six months ended June 30, 2004. The increase in sales was primarily due to a 50.5% increase in overall average net selling prices for energy products for the six months ended June 30, 2005 to an average of $1,388 per ton as compared to the prior year period. The increase in selling prices was primarily driven by additional demand for our energy products.

Energy products cost of goods sold increased 94.6%, to $269.3 million for the second quarter of 2005 compared to the second quarter of 2004. The increase was primarily due to high steel costs flowing through our cost of goods sold for the quarter. Gross profit for energy products was $50.3 million for the second quarter of 2005 compared to $53.8 million for the same period of the prior year. Gross profit was $220 per ton at June 30, 2005 compared to $306 per ton for the same period in the prior year, reflecting these higher steel costs in cost of goods sold. Energy products gross profit margin percentage was 15.7% for the second quarter of 2005 compared to a gross profit margin percentage of 28.0% for the prior year quarter. Energy products cost of goods sold increased 81.4%, to $553.7 million for the six months ended June 30, 2005 compared to the prior year period. The increase was primarily due to high steel costs flowing through our cost of goods sold for the six months ended June 30, 2005. Gross profit for energy products was $99.5 million for the six months ended June 30, 2005 compared to $96.8 million for the same period of the prior year. Gross profit was $211 per ton at June 30, 2005 compared to $222 per ton for the same period in the prior year. Energy product gross profit margin percentage was 15.2% for six months ended June 30, 2005, compared to a gross profit margin percentage of 24.1% for the prior year period.

Industrial Products Segment

Industrial products sales decreased 19.8% to $85.9 million for the second quarter of 2005 compared to the second quarter of 2004, as industrial product shipments decreased 17.5% over the same period. Overall average net selling price for the Company's industrial products decreased 2.8% from the second quarter of 2004 to the current year quarter average of $1,542 per ton. Industrial products sales decreased 3.2% to $169.3 million for the six months ended June 30, 2005 compared to the prior year period, as industrial product shipments decreased 24.8% over the same period. Overall average net selling price for the Company's industrial products increased 28.7% from the six months ended June 30, 2004 to the average of $1,627 per ton for the six months ended June 30, 2005. The decrease in industrial products sales was due to lower shipment levels due to lower than expected nonresidential construction activity in 2005 compared to 2004.

Industrial products cost of goods sold increased 17.5%, to $69.2 million, for the second quarter of 2005 compared to the second quarter of 2004. The increase was primarily due to high steel costs flowing through our cost of goods sold for the quarter. Gross profit for industrial products was $16.6 million for the second quarter of 2005 compared to $48.2 million for the prior year quarter. Gross profit was $298 per ton for the second quarter of 2005 compared to $714 per ton for the prior year quarter, primarily due to lower sales volumes and high steel costs. Industrial products gross profit margin percentage was 19.3% for the second quarter of 2005 compared to 45.0% for the second quarter of 2004. Gross profit per ton decreased primarily due to low sales volumes of higher costing inventory. Industrial products cost of goods sold increased 21.8%, to $132.1 million, for the six months ended June 30, 2005 compared to the prior year period. The increase was primarily due to high steel costs flowing through our cost of goods sold for the six months ended June 30, 2005. Gross profit for industrial products was $37.2 million for the six months ended June 30, 2005 compared to $66.4 million for the prior year period. Gross profit was $358 per ton for the six months ended June 30, 2005 compared to $480 per ton for the prior year period, due to lower sales volumes and high steel costs. Industrial products gross profit margin was 22.0% for the six months ended June 30, 2005 compared to 38.0% for the prior year period, as gross profit per ton decreased primarily due to lower sales volumes of higher costing inventory.

LIQUIDITY AND CAPITAL RESOURCES

General

We operate in a capital intensive business and access to various financing resources is vital to our continued financial strength. In the past, we have been successful in obtaining financing from a variety of sources on terms we consider attractive. We expect to continue to maintain access to capital sources in the future because we exhibit certain characteristics we believe are considered important by credit rating agencies and financial markets in determining our access to attractive financing alternatives. These characteristics include the essential nature of the services we provide; our large and diverse customer base; our liquidity profile; our asset base; our commitment to maintaining a moderate financial profile; and disciplined capital allocation.

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

Consistent with our business strategy, we do not anticipate paying cash dividends in the near future. Any payment of cash dividends in the future will depend upon our financial condition, capital requirements, and earnings as well as other factors we may deem relevant. In addition, our new long-term revolving credit facility with commercial lenders restricts the amount of dividends we can pay to our stockholders.

Debt

We have a new senior credit facility providing for up to $325.0 million of revolving credit. The new senior credit facility may be expanded up to $450.0 million at the Company's option. The amount we can borrow is based on a percentage of eligible accounts receivable, eligible inventory and property, plant and equipment reduced by outstanding letters of credit. Interest is payable at U.S. or Canadian Prime rates, Banker's Acceptance Rates or LIBOR adjusted by an interest margin, depending upon certain financial measurements. Our average interest rate was 4.9% under the new senior credit facility as of June 30, 2005. At June 30, 2005, we had an outstanding balance of $151.0 million and outstanding letters of credit under this agreement of $7.8 million and additional available borrowing of approximately $158.6 million. If availability falls below $50.0 million, we become subject to a number of restrictions and covenants including maintaining a certain minimum fixed charge coverage ratio. Also, the senior credit facility is structured to give our senior lenders dominion over our cash if availability falls below $50.0 million. If this occurs, the full amount outstanding would be classified as a current liability. If availability falls below $75.0 million, the senior credit facility limits capital expenditures to $40.0 million per year. In addition, the senior credit facility limits our ability to pay dividends, create liens, sell assets or enter into certain transactions with affiliates without the consent of the lenders.

We have $120 million outstanding of Convertible Notes (the "convertible notes") due June 15, 2033. The Company pays interest semiannually on the convertible notes at the rate of 4.0% per annum. Beginning with the six-month interest period commencing on June 15, 2008, the Company will pay contingent interest during a six-month interest period if the average trading price of the convertible notes equals or exceeds 130.0% of the principal amount of the convertible notes during a specified period prior to such six-month interest period. The convertible notes are general unsecured obligations and are subordinated to our senior indebtedness referred to above.

On May 27, 2005 we completed our purchase of the Colombian operations for cash and a subordinated note. In addition, the purchase price for the Colombian operation included debt as part of the acquisition. The balance of the Colombian debt was $34.8 million as of June 30, 2005 and is comprised of loans with numerous local and national banks within Colombia with maturity dates between July 2005 and May 2008. The weighted average floating interest rate for the Colombian debt was 10.5% as of June 30, 2005. As of June 30, 2005, several financial covenants of the Colombian debt were violated primarily as a result of the change in ownership of the Colombian operation on May 27, 2005. We intend to refinance the Colombian debt during the third quarter of 2005 to obtain lower interest rate debt and to cure the violations of the financial covenants.

Our net debt to total capitalization ratio (the sum of our current and long-term debt, net of cash, cash equivalents and short-term investments divided by the sum of our stockholders' equity and our current and long-term debt, net of cash, cash equivalents and short-term investments) increased from 19.7% at December 31, 2004 to 31.5% at June 30, 2005. This ratio is a measure of our long-term liquidity and is an indicator of financial flexibility.

Summary Of Cash Flow Activity

The following is a summary of our cash flows for the six months ended June 30, 2005 and 2004 (in thousands):

                                                                 2005        2004
                                                              ---------    ---------
Net cash provided (used) by continuing operating activities   $ (13,026)   $  47,695
Net cash used by investing activities                         $(137,990)   $ (27,539)
Net cash provided by financing activities                     $  92,275    $     426
Net cash provided (used) by discontinued operations           $  53,639    $ (11,412)

Net Cash Provided (Used) by Continuing Operating Activities - During the six months ended June 30, 2005, cash used by operations was impacted by a $10.1 million increase in accounts receivable, a $18.2 million decrease in inventories, a $54.1 million decrease in accounts payable, and a $25.6 million decrease in income taxes refundable/payable compared to December 31, 2004. We raised our selling prices in response to strong demand for our products and to offset increases in steel cost. During the six months ended June 30, 2004, cash generated from operations was impacted primarily by a $28.9 million increase in accounts receivable as our shipment levels and selling prices increased during this period.

Net Cash Provided (Used) by Investing Activities - The primary factor affecting net cash provided by investing activities was the acquisition of the Colombian operations on May 27, 2005. In addition, capital expenditures for the six months ended June 30, 2005 were $29.7 million, of which $18.3 million is attributable to the construction of our new conduit facility in Louisville, Kentucky. The primary factor affecting net cash used by investing activities during the six months ended June 30, 2004 was the purchase of Texas Arai for $20.2 million and capital expenditures on machinery and equipment.

Net Cash Provided by Financing Activities - The primary source for the net cash provided by financing activities during the six months ended June 30, 2005 was an increase in our borrowings under the new revolving line of credit to finance the acquisition of the Colombian operations on May 27, 2005. The primary cause for the net cash used by financing activities during the six months ended June 30, 2004 were principal payments on long-term borrowings that were offset by the proceeds from the exercise of stock options

Our capital expenditure budget for 2005 is approximately $93.0 million. Of that amount, $67 million is dedicated to the construction of the new state-of-the-art Republic Conduit facility, $12 million is dedicated to expand our existing facility at Precision Tube and $10.0 million is dedicated to expand our heat treat capacity to allow the Company to sell more value added energy products. We expect to meet ongoing working capital and the capital expenditure requirements from a combination of cash flow from operating activities and available borrowings under our revolving credit facility. However, this budget could be reduced to help manage liquidity needs.

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

The Company's critical accounting policies and estimates are more fully described in our annual report on Form 10-K for the year ended December 31, 2004. The Company's critical accounting policies and estimates did not change during the second quarter of 2005. Management believes the application of these policies on a consistent basis enables the Company to provide the users of the financial statements with useful and reliable information about the Company's operating results and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

We are subject to interest rate risk to the extent we borrow against our revolving credit facility and other variable rate debt which has variable interest rates. Assuming the current level of borrowings of $ 179.0 million at variable rates and a two-percentage-point change in the average interest rate under these borrowings, it is estimated our interest expense for the quarter ended June 30, 2005, would have changed by approximately $896,000. In the event of an adverse change in interest rates, we would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions that would be taken and their possible effects, no such actions have been considered. Further, no consideration has been given to the effects of the change in the level of overall economic activity that could exist in such an environment.

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

FOREIGN CURRENCY RISK

The Company's reported cash flows related to its Canadian operations are based on cash flows measured in Canadian dollars translated to the U.S. dollar equivalent based on published exchange rates for the period reported. Our Latin American operation's cash flows are measured in Colombian pesos translated to the U.S. dollar equivalent based on published exchange rates for the period reported. The majority of sales and purchases with U.S. entities are denominated in U.S. dollars, while its transactions within Colombia are denominated in local currency. The Company believes its current risk exposure to the exchange rate movements, based on net cash flows, to be immaterial.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2005. Management has excluded from its evaluation the business operations of Tubos del Caribe S.A., Consorcio Metalurgico Nacional S.A. and Advance Corporation (the "Colombian Operations") acquired on May 27, 2005. Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2005, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reports within the time period specified in the SEC's rules and forms and (b) is accumulated and communicated to the Company's management, including the officers, as appropriate to allow timely decisions regarding required disclosure.

The Colombian Operations excluded from our evaluation constituted $254.9 million (including goodwill) of the Company's total assets at June 30, 2005 and $15.3 million of the Company's revenues, representing 21.4% and 3.8%, respectively, of the related consolidated financial statement amounts for the quarter ended June 30, 2005.

Due to the complexity of the Colombian operations, we expect the implementation of the Company's internal controls over financial reporting throughout such operations will be a lengthy process. Management has determined that it would be difficult for the Company to complete its assessment of internal controls over financial reporting at the Colombian operations as of December 31, 2005 as required by Section 404 of the Sarbanes-Oxley Act. Due to these issues, and in order to permit the timely completion of the Company's assessment, the Company will likely elect to exclude the Colombian Operations from the scope of the Company's 2005 annual assessment as allowed under the guidance provided by the SEC in Management's Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, Frequently Asked Questions issued October 6, 2004.

During the three and six months ended June 30, 2005, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of the stockholders of the Company was held on May 16, 2005. Of the 44,379,162 shares entitled to vote (42,852,871 common stock and 1,526,291 exchangeable shares) at such meeting, 39,909,463 shares were present at the meeting in person or by proxy.

(b) The individuals listed below were elected as directors of the Company at the meeting:

      C. Robert Bunch
      Gerald Hage
      David H. Kennedy
      Wayne P. Mang
      Paul McDermott
      C. Adams Moore

(c) The stockholders elected each of the following directors at the meeting, and with respect to each director, the number of shares voted for and withheld were as follows:

                      NUMBER OF SHARES VOTED
NAME OF NOMINEES      FOR            WITHHELD
----------------   ----------  ----------------------
C. Robert Bunch    38,316,870         1,592,593
Gerald Hage        38,531,527         1,377,936
David H. Kennedy   38,604,019         1,305,444
Wayne P. Mang      38,555,709         1,353,754
Paul McDermott     37,821,427         2,088,036
C. Adams Moore     38,490,240         1,419,223

      The stockholders approved the Second Amended and Restated Maverick Tube Corporation 2004 Omnibus Incentive Plan with 26,600,453 shares voting for the proposal, 5,567,920 shares voting against the proposal, 596,122 shares abstaining and 7,144,968 broker non-votes.

      The stockholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors with 38,430,915 shares voting for the proposal, 1,454,149 shares voting against the proposal and 24,399 shares abstaining.

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

                                        Maverick Tube Corporation
                                        --------------------------
                                        (Registrant)

Date: August 9, 2005            /s/ C. Robert Bunch
                                --------------------------------
                                C. Robert Bunch
                                Chairman, Chief Executive Officer
                                (Principal Executive Officer)

Date: August 9, 2005            /s/ Joyce M. Schuldt
                                ------------------------------------------------
                                Joyce M. Schuldt
                                Senior Vice President - Finance, Chief Financial
                                Officer and Secretary
                                (Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION
-----------    -----------
2.1            Stock Purchase Agreement dated as of May 20, 2005 by and among the Registrant, Mortonbay S.A. and Piament Holdings S.A.

10.1 Credit Agreement dated May 27, 2005 among Registrant and its subsidiaries, on the one hand, and the JPMorgan Chase Bank, N.A.
               and JPMorgan Chase Bank Toronto Branch, on the other hand.

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