Form 10-Q
period 2005-09-30
MAVERICK TUBE CORPORATION
filed 2005-11-08
CIK 869087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-10651
MAVERICK TUBE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	43-1455766
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

16401 Swingley Ridge Road, Seventh Floor Chesterfield, Missouri	63017 (Zip code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (636) 733-1600
Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑  No ☐
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common stock, $0.01 par value — 43,101,213 shares as of November 2, 2005.

MAVERICK TUBE CORPORATION AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets — September 30, 2005 and December 31, 2004

Condensed Consolidated Statements of Income — Three and Nine Months Ended September 30, 2005 and 2004

Condensed Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2005 and 2004

Notes to Condensed Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered sales of equity securities and use of proceeds

Item 3.	Defaults upon senior securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other information

Item 6.	Exhibits

SIGNATURES
Amended and Restated Credit Agreement
Letter Re: Unaudited Interim Financial Information
Certification of CEO Pursuant to Rule 13a-14(a)/15d-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)/15d-14(a)
Certification Pursuant to 18 U.S.C. Section 1350 of CEO
Certification Pursuant to 18 U.S.C. Section 1350 of CFO

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
MAVERICK TUBE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$13,472	$14,721
Short-term investments	—	19,965
Accounts receivable, less allowances of $7,215 and $6,641 at September 30, 2005 and December 31, 2004, respectively	208,861	160,240
Inventories	388,475	447,080
Deferred income taxes	9,502	9,488
Income taxes refundable	6,351	—
Prepaid expenses and other current assets	7,841	8,404

Total current assets	634,502	659,898

Property, plant, and equipment, net of accumulated depreciation	285,277	211,534
Goodwill	193,003	85,984
Other acquired intangibles, net of accumulated amortization	34,337	34,522
Other assets	13,159	10,499

Total Assets	$1,160,278	$1,002,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$100,037	$98,957
Accrued expenses and other liabilities	53,476	42,809
Deferred revenue	5,825	14,387
Income taxes payable	7,817	29,364
Current maturities of long-term debt	67,282	3,298

Total current liabilities	234,437	188,815

Long-term debt, less current maturities	2,114	2,981
Convertible senior subordinated notes	120,000	120,000
Revolving credit facility	46,857	54,660
Other liabilities	19,583	21,387
Deferred income taxes	19,323	18,930

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 authorized shares; 1 share issued and outstanding	—	—
Common stock, $0.01 par value; 80,000,000 authorized shares; 43,016,213 and 42,645,309 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	430	426
Additional paid-in capital	248,641	238,895
Unamortized value of restricted stock	(1,333)	(1,416)
Treasury stock, 80,703 and 12,864 shares at September 30, 2005 and December 31, 2004, respectively	(1,694)	(222)
Retained earnings	465,037	355,988
Accumulated other comprehensive income	6,883	1,993

Total Stockholders’ Equity	717,964	595,664

Total Liabilities and Stockholders’ Equity	$1,160,278	$1,002,437

See accompanying notes to condensed consolidated financial statements

MAVERICK TUBE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales	$489,137	$353,722	$1,300,583	$926,305
Cost of goods sold	402,615	232,396	1,078,395	642,481

Gross profit	86,522	121,326	222,188	283,824

Selling, general and administrative	21,205	13,618	57,245	48,073
Sales commissions	2,516	3,369	7,585	8,953
Partial trade case relief	(800)	(740)	(800)	(740)

Income from operations	63,601	105,079	158,158	227,538

Interest expense	4,696	1,884	10,478	6,983

Income from continuing operations before provision for income taxes	58,905	103,195	147,680	220,555

Provision for income taxes	18,329	39,292	46,416	83,788

Income from continuing operations	40,576	63,903	101,264	136,767

(Loss) Income from discontinued operations (net of income tax (benefit) provision of $(282) and $2,876 for the three months ended September 30, 2005 and 2004, respectively and $(1,199) and $12,324 for the nine months ended September 30, 2005 and 2004, respectively)	(1,420)	4,630	(3,416)	18,504
Gain on sale of HSS business, net of income tax provision of $6,439	—	—	11,201	—

Net income	$39,156	$68,533	$109,049	$155,271

Basic earnings (loss) per share:
Income from continuing operations	$0.95	$1.51	$2.37	$3.24
(Loss) Income from discontinued operations	(0.03)	0.11	0.18	0.44

Basic net income per share	$0.91	$1.62	$2.55	$3.67

Diluted earnings (loss) per share:
Income from continuing operations	$0.93	$1.49	$2.33	$3.21
(Loss) Income from discontinued operations	(0.03)	0.11	0.18	0.44

Diluted net income per share	$0.90	$1.60	$2.51	$3.64

See accompanying notes to condensed consolidated financial statements

MAVERICK TUBE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, In thousands)

	Nine months ended September 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$109,049	$155,271
Loss/income from discontinued operations and gain on sale of HSS business, net of tax	7,785	18,504

Income from continuing operations	101,264	136,767
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	21,388	17,517
Amortization	1,806	2,104
Share-based compensation expense	1,162	689
Deferred income taxes	1,182	2,138
Provision for losses on accounts receivable	312	601
(Gain) loss on sale of property and equipment	(1,221)	1
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(24,053)	(39,330)
Inventories	92,609	(135,665)
Prepaid expenses and other current assets	8,637	(4,212)
Other noncurrent assets	(69,851)	(5,872)
Accounts payable	(49,506)	33,822
Accrued expenses and other liabilities	54,662	16,174
Income taxes refundable/payable	(22,560)	29,161
Deferred revenue	(8,562)	6,080

Cash provided by continuing operating activities	107,269	59,975

INVESTING ACTIVITIES
Proceeds from sale (purchases) of investments	19,900	(40,303)
Cash paid for acquisitions, net of cash received	(129,233)	(22,012)
Expenditures for property, plant and equipment	(53,785)	(19,050)
Proceeds from disposal of equipment	1,822	5,835
Other	—	549

Cash used by investing activities	(161,296)	(74,981)

FINANCING ACTIVITIES
Net borrowings on revolving credit facility	40,045	17,591
Principal payments on long-term borrowings and notes	(40,000)	(3,670)
Deferred debt costs	(3,831)	(353)
Principal payments on long-term note receivable	—	313
Proceeds from exercise of stock options	5,885	5,628

Cash provided by financing activities	2,099	19,509

Net cash provided (used) by discontinued operations	50,414	(2,414)
Effect of exchange rate changes on cash and cash equivalents	265	436

(Decrease) increase in cash and cash equivalents	(1,249)	2,525
Cash and cash equivalents at beginning of period	14,721	29,202

Cash and cash equivalents at end of period	$13,472	$31,727

See accompanying notes to condensed consolidated financial statements

Maverick Tube Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands except share and per share data)
1. Basis of Presentation
The unaudited, condensed, consolidated financial statements include the accounts of Maverick Tube Corporation and its direct and indirect wholly-owned subsidiaries, all of which are separate legal entities (collectively referred to as “we”, “us”, “our” and similar terms, as well as “Maverick” or the “Company”). All significant inter-company accounts and transactions have been eliminated.
The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K (File No. 1-10651) for the year ended December 31, 2004.
2. Recent Accounting Pronouncements
Share-Based Payments
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123 (R) supersedes Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” Among other items, SFAS No. 123 (R) eliminates the use of the intrinsic value method of accounting under APB No. 25 and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant-date fair value of those awards, in the financial statements.
SFAS No. 123 (R) is effective for the first fiscal year beginning after June 15, 2005, which, for us, will be the fiscal year beginning January 1, 2006, although early adoption is allowed. SFAS No. 123 (R) permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123 (R) for all share-based payments granted after that date and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123 (R). The “modified retrospective” method requirements are the same as under the “modified prospective” method, but also requires entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123.
We plan to adopt SFAS No. 123 (R) on January 1, 2006, using the modified prospective method. Because we currently account for share-based payments to our employees using the intrinsic value method under APB No. 25, our results of operations to date have not included the recognition of compensation expense for the issuance of stock option awards. This change in accounting principle is not expected to materially impact our financial statements.
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
Inventory Costs
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. We have elected to apply the guidance beginning with fiscal year 2006 but do not expect SFAS No. 151 to materially impact our financial statements upon adoption.

Maverick Tube Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands except share and per share data)
Income Taxes
On December 21, 2004, the FASB issued two FASB Statements of Position (“FSP”) regarding the accounting implications of the American Jobs Creation Act of 2004. FSP No. 109-1, “Application of FASB Statement No. 109 ‘Accounting for Income Taxes’ to the Tax Deduction on Qualified Production Activities Provided by the American Job Creation Act of 2004,” has not materially impacted our effective tax rate for the nine months ended September 30, 2005. FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Provision within the American Jobs Creation Act of 2004,” is effective for fiscal year 2004 and is not expected to have an effect on our effective tax rate until it becomes apparent that we will repatriate foreign earnings. At that time, if we choose to repatriate foreign earnings, a one-time tax charge to our consolidated statements of income could occur.
3. Business Acquisitions
On May 27, 2005, we completed our purchase of all the equity interests of Tubos del Caribe Ltda. (“Tubo Caribe”), a Colombian manufacturer of oil country tubular goods (“OCTG”) and line pipe, 97% of the equity interests in Consorcio Metalurgico Nacional Colmena Ltda., a Colombian manufacturer of steel electrical conduit and other pipe and tube products used in a variety of industrial applications and all of the equity interests of Advance Corp., a Houston, Texas based distributor of primarily electrical conduit (collectively, the “Colombian operations”), in exchange for $129,709 in cash (net of $6,463 cash received) and a $15,000 subordinated note. In addition, the Colombian operations included approximately $35,634 of debt as of May 27, 2005. The acquisition was accounted for as a purchase business combination, and the financial statements of the acquired companies have been consolidated from the acquisition date. We acquired the Colombian operations to expand our business into Latin America, provide a low cost source of quality product for import into North America and to provide for additional premium alloy casing and tubing.
The cost to acquire these companies has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values. The remaining difference between the purchase price and the fair value of net assets represents goodwill. The fair value estimation for property, plant and equipment, and intangible assets will be completed by March 31, 2006 and has not yet been incorporated into the allocation of the balance sheet. As of September 30, 2005, the allocation resulted in preliminary goodwill of $110,534, which is not deductible for tax purposes.
4. Discontinued Operations
On September 1, 2005, we acquired the assets and assumed certain liabilities of Pennsylvania Cold Drawn, LLC (“PCD”), a cold drawn tubular business, in exchange for the note described below which was in default. These assets and liabilities were recorded at their carryover basis as we have been fully consolidating this business in our financial statements since the first quarter 2004 under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). We originally sold this business on March 29, 2002 for $8,115, consisting of $1,238 in cash and the buyer’s nine-year secured promissory note for $6,877. In November 2003, we restructured the promissory note in exchange for the release of our guarantee of certain payment obligations and obtained additional security including the buyer’s personal guarantee and increased the outstanding note obligation. During the third quarter of 2004, we recorded a non-cash impairment charge of $3,767 related to our investment in PCD to recognize the impact of their continuing unfavorable operating results. We plan to sell the assets acquired and the liabilities assumed from our September 1, 2005 acquisition, and accordingly, the operating results are reflected as discontinued operations under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in all periods presented.
Additionally, in the first quarter of 2004, we recorded, under FIN 46, the cumulative effect of the accounting change for PCD resulting in a $1,584 charge, net of a $951 tax benefit. As this business is now classified as discontinued operations, we have reclassified this charge on the statement of income for the nine months ended September 30, 2004 from cumulative effect of an accounting change into income from discontinued operations.
On June 30, 2005, we completed the sale of our hollow structural sections (“HSS”) business to Atlas Tube (USA) Inc. (“Atlas”) and Atlas Tube Inc., the parent company of Atlas, for $36,633 in cash, resulting in a pre-tax gain of $17,640. Total costs incurred with the exit of this business amounted to $2,060 and include impairment of fixed assets, severance pay and other professional fees. Maverick and Atlas Tube Inc. also entered into a short-term transitional conversion agreement whereby we will convert raw material supplied by Atlas Tube Inc. into HSS products at our Hickman, Arkansas facility. The business met the criteria to be accounted for as a discontinued operation under SFAS No. 144, and accordingly, the operating results for this division are reflected as discontinued operations in all periods presented.
Aggregate net sales from discontinued operations, previously included in our Industrial Products segment, were $6,284 and $66,045 for the three and nine-months ended September 30, 2005 and $46,963 and $133,765 for the three and nine months ended September 30, 2004, respectively.

Maverick Tube Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands except share and per share data)
Our condensed consolidated balance sheets as of September 30, 2005 and December 31, 2004 include $5,931 and $53,410 in current assets and $2,933 and $9,061 in current liabilities, respectively, pertaining to discontinued operations.
5. Restructuring Charges
On December 16, 2004, we announced our intention to consolidate our Republic Conduit operations into a new facility located in Louisville, Kentucky, resulting in the closure of two manufacturing facilities located in Ferndale, Michigan and Cedar Springs, Georgia. The purpose of the consolidation and resultant plant closures is to achieve annual operating cost savings principally from reduced freight and conversion costs and improved efficiency. The cessation of production in these facilities and termination of approximately 180 people will be completed during 2006. We estimate the pre-tax expenses associated with the above closures to total approximately $5,605, consisting of employee severance of $3,580, charges related to the revision of depreciable asset lives and salvage values of property, plant and equipment of $1,200 and other cash charges of $825.
We plan on transferring certain equipment from the Michigan and Georgia facilities to the new facility in Louisville, Kentucky. Additionally, within cost of goods sold, we recognized incremental depreciation expense of $532 and $701 during the three and nine months ended September 30, 2005, respectively, as a result of the revision of depreciable asset lives and salvage values of property, plant and equipment not being transferred to Louisville, Kentucky. We have also expensed $1,298 and $1,831 in cost of goods sold during the three and nine months ended September 30, 2005, respectively, related to the expected severance cost of certain production and salaried employees. No severance payments have been made related to the $1,831 accrual as of September 30, 2005.
6. Inventories
Inventories consist of the following:

	September 30,	December 31,
	2005	2004
Finished goods	$144,353	$207,194
Work-in-process	47,231	44,380
Raw materials	126,177	113,007
In-transit materials	46,761	70,760
Storeroom parts	23,953	11,739

	$388,475	$447,080

7. Goodwill
Changes in the carrying amount of goodwill for the nine-months ended September 30, 2005 are as follows:

Balance at December 31, 2004	$85,984
Acquisitions — Colombian operations (1)	110,534
Reclassifications (2)	(3,515)

Balance at September 30, 2005	$193,003

(1)	preliminary allocation (see note 3).

(2)	adjustments between goodwill and deferred taxes related to certain intangibles, which had no impact on earnings.
8. Senior Credit Facility
On May 27, 2005, we entered into a new senior credit facility (amended and restated August 5, 2005) providing for a $325,000 revolving line of credit, which replaced our $185,000 revolving credit facility. This revolving credit line also allows for expansion up to $450,000 via an accordion feature. The revolving credit line is secured by certain accounts receivable, inventories, property, plant and equipment and all or part of the voting stock of our subsidiaries. Under the new senior credit facility, we had $7,494 in letters of credit outstanding as of September 30, 2005. Interest is payable monthly at U.S. or Canadian Prime rates, Banker’s Acceptance Rates or the LIBOR rate adjusted by an interest rate margin, depending upon certain financial measurements. We can borrow an amount based on a percentage of eligible accounts receivable, eligible inventory, and property, plant and equipment, reduced by outstanding letters of credit. As of September 30,

Maverick Tube Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands except share and per share data)
2005, total borrowings under the new senior credit facility were $46,857. The senior credit facility limits our ability to pay dividends, create liens, sell assets, or enter into transactions with affiliates without the consent of the lenders. If availability falls below $75,000, the senior credit facility limits capital expenditures to $40,000 per year. Also, if availability falls below $50,000, we become subject to certain restrictive covenants, including maintaining a minimum fixed charge coverage ratio and our senior lenders can exercise dominion over our cash. If this occurs, the full outstanding amount would be classified as a current liability. At September 30, 2005, additional availability was approximately $262,078.
9. Debt
On August 26, 2005, we entered into a one-year $50,000 loan for our Colombian operations replacing numerous loans with local and national banks within Colombia. This refinancing cured violations of certain covenants in those loans that occurred primarily as a result of the change in ownership due to our acquisition of the Colombian operations on May 27, 2005. Interest is payable at LIBOR plus an interest rate margin. As of September 30, 2005 this debt balance was $50,000, and was classified as a current liability due to the short term nature of the loan. We also have $770 in letters of credit outstanding. We are discussing with Colombian banks to potentially convert this debt into long term debt of our Colombian operations during the fourth quarter of 2005 or first quarter of 2006.
10. Defined Benefit Plan
Prudential Steel Ltd. (“Prudential”), a Canadian subsidiary, sponsors two pension plans, one for its hourly employees and one for its salaried employees, a postretirement benefit plan for substantially all of its Canadian employees and a supplemental executive retirement plan (“SERP”) for certain former key Prudential executives. Expected contributions for the year ended December 31, 2005 are as follows:

	Pension Benefits	Postretirement
	and SERP	Benefit Plan
Contributions required by funding regulations or laws	$3,163	$—
Additional discretionary contributions	1,031	74

	$4,194	$74

Net periodic benefit costs consist of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Pension benefit costs:
Service cost	$507	$452	$1,492	$1,217
Interest cost	854	832	2,514	2,241
Expected return on plan assets	(836)	(738)	(2,461)	(1,988)
Amortization of prior service cost	123	130	361	349
Amortization of transition asset	(171)	(180)	(502)	(485)
Recognized net actuarial loss	151	103	443	278

	$628	$599	$1,847	$1,612

Postretirement benefit plan costs:
Service cost	$30	$42	$87	$72
Interest cost	50	75	150	135
Recognized net actuarial loss	31	53	91	80

	$111	$170	$328	$287

11. Segment Information
We operate through business units that have been aggregated into two segments: Energy Products and Industrial Products. The financial performance of each business unit within each segment is affected by similar economic conditions. The consolidated results are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. We evaluate the performance of the energy and industrial segments

Maverick Tube Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands except share and per share data)
based on their segment profit (loss) (defined as income (loss) from continuing operations before income taxes, interest income and interest expense) and return on net capital employed.
Certain reclassifications have been made to prior year balances to conform to the current year presentation, including reclassifying certain corporate expenses into the “Corporate” column.
Summarized financial information from continuing operations for reportable industry segments is shown in the following table. The corporate column includes corporate-related items and, as it relates to segment profit (loss), income and expense not allocated to the other segments. Inter-segment sales are not material. Identifiable assets are those used in our operations in each segment. The corporate information is not considered a segment; however, it represents the corporate assets necessary for our day-to-day operations (that are not identifiable to the reporting segments).

	Energy	Industrial
	Products	Products	Corporate	Total
Three months ended September 30, 2005
Net sales	$399,516	$89,621	$—	$489,137
Income (loss) from operations	61,251	12,521	(10,171)	63,601
Identifiable assets	840,539	277,727	42,012	1,160,278
Three months ended September 30, 2004
Net sales	$256,412	$97,310	$—	$353,722
Income (loss) from operations	66,282	48,324	(9,527)	105,079
Identifiable assets	648,280	238,911	63,663	950,854
Nine months ended September 30, 2005
Net sales	$1,052,685	$247,898	$—	$1,300,583
Income (loss) from operations	148,322	40,342	(30,506)	158,158
Identifiable assets	840,539	277,727	42,012	1,160,278
Nine months ended September 30, 2004
Net sales	$658,573	$267,732	$—	$926,305
Income (loss) from operations	151,725	106,915	(31,102)	227,538
Identifiable assets	648,280	238,911	63,663	950,854
12. Stock-Based Compensation
We have an employee incentive plan (the “2004 Omnibus Plan”) pursuant to which incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), restricted stock, restricted stock units, stock appreciation rights, performance awards, other stock-based awards and cash-bonus awards may be granted to certain employees. We also have an equity compensation plan for non-employee directors pursuant to which stock options and shares of restricted stock may be granted.
Pursuant to the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, pro forma net income and earnings per share are presented in the table below as if compensation cost for employee stock based compensation was determined as of the grant date under the fair value method for the three and nine months ended September 30, 2005 and 2004:

Maverick Tube Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Income, as reported	$39,156	$68,533	$109,049	$155,271
Add: total stock-based employee compensation (income) expense included in reported net earnings, net of related tax effects	(15)	417	797	539
Deduct: total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(447)	(740)	(1,904)	(1,310)

Pro forma net income	$38,694	$68,210	$107,942	$154,500

Basic earnings per share
Net income — as reported	$0.91	$1.62	$2.55	$3.67
Net income — pro forma	$0.90	$1.61	$2.52	$3.66

Diluted earnings per share
Net income — as reported	$0.90	$1.60	$2.51	$3.64
Net income — pro forma	$0.89	$1.59	$2.49	$3.62
The compensation expense associated with the fair value of the options calculated for the three and nine months ended September 30, 2005 and 2004, is not necessarily representative of the potential effects on reported net income in future years. The fair value of each option grant is estimated on the date of the grant by use of the Black-Scholes option pricing model.
Pursuant to the 2004 Omnibus Plan, a restricted stock grantee is entitled to cash dividends and voting rights relating to his or her grant. Restrictions placed on time-based shares of restricted stock granted pursuant to the 2004 Omnibus Plan limit the sale or transfer of these shares during a vesting period whereby the restrictions lapse at the end of the third, fourth or fifth year. Upon issuance of stock under the 2004 Omnibus Plan, unearned compensation equivalent to the market value at the date of the grant is charged to stockholders’ equity and subsequently amortized to expense over the applicable restriction period. During the three and nine months ended September 30, 2005, no shares and 53,303 shares of restricted stock were granted, respectively. A net reversal of compensation expense of $(40) and compensation expense of $263 (both net of any forfeitures of previous awards) was recorded for the three and nine months ended September 30, 2005, respectively.
Under our 2004 Omnibus Plan, performance-based restricted stock units may be granted to certain officers and key employees. If certain financial goals are met, common stock may be awarded at the end of the performance period at no cost to certain officers and key employees. Compensation expense related to restricted stock units is recorded over the performance period based on the anticipated number of shares to be awarded. Compensation expense for restricted stock units was $1 and $899 (both net of any forfeitures of previous awards) for the three and nine months ended September 30, 2005, respectively.
13. Capital Stock
On September 22, 2000, Maverick acquired Prudential pursuant to a Business Combination Agreement. Under the terms of the transaction, Prudential stockholders received 0.52 of an exchangeable share, issued by Maverick Tube (Canada) Inc., a wholly-owned Canadian subsidiary, for each Prudential common share. Consequently, Prudential stockholders received a total of 15,813,088 exchangeable shares that were listed on the Toronto Stock Exchange (“TSX”). These shares had the same voting rights, dividend and distribution entitlements, and other attributes as shares of our common stock and were exchangeable, at each stockholder’s option, for shares of our common stock on a one-for-one basis. The transaction was accounted for as a pooling of interests.
In conjunction with the Prudential transaction, our Board of Directors designated one share of our authorized preferred stock as Special Voting Stock. The Special Voting Stock was entitled to a number of votes equal to the number of outstanding exchangeable shares of Maverick Tube (Canada) Inc., on all matters presented to our common stockholders. The one share of Special Voting Stock was issued to CIBC Mellon Trust Company, as trustee pursuant to the Voting and Exchange Trust Agreement among Maverick, Maverick Tube (Canada) Inc., and CIBC Mellon Trust Company, for the benefit of the holders of the exchangeable shares of Maverick Tube (Canada) Inc. For financial

Maverick Tube Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands except share and per share data)
statement purposes, the exchangeable shares that had not been exchanged for shares of our common stock had been treated as if they had been exchanged and were included in our outstanding shares of common stock.
As of September 30, 2005, all remaining exchangeable shares were redeemed for shares of our common stock on a one-for-one basis. The exchangeable shares are no longer listed on the TSX.
14. Earnings per Common Share
In June 2003, we issued $120,000 of contingently convertible senior subordinated notes (the “Old Notes”). In December 2004, we completed an offer to exchange new contingently convertible senior subordinated notes (the “New Notes”) with terms identical to those applicable to the Old Notes, except for a net share settlement upon conversion provision and a public acquirer change of control provision.
The reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share from continuing operations of common stock (“EPS”) is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator for Basic and Diluted EPS
Income from continuing operations	$40,576	$63,903	$101,264	$136,767
Interest on Old Notes	30	30	89	90

Numerator for diluted EPS	$40,606	$63,933	$101,353	$136,857

The reconciliation for diluted earnings per share from continuing operations is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Denominator for Basic EPS
Average shares outstanding — Basic	42,870	42,399	42,776	42,270

Denominator for Diluted EPS	42,870	42,399	42,776	42,270
Dilutive effect of unvested restricted stock and outstanding stock options	154	317	195	257
Dilutive effect of the Old Notes	156	156	156	156
Dilutive effect of the New Notes	331	—	314	—

Average shares deemed outstanding — diluted	43,511	42,872	43,441	42,683

Basic earnings per share include the exchangeable shares (for the periods affected and as further described in Note 13) from the business combination with Prudential on an as-if exchanged basis.
15. Comprehensive Income
The following table summarizes the components of other comprehensive income:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$39,156	$68,533	$109,049	$155,271
Change in fair value of cash flow hedges	—	(195)	12	192
Foreign currency translation adjustment	7,020	5,158	4,988	2,900
Minimum pension liability adjustment	(170)	(76)	(110)	(29)

Comprehensive income	$46,006	$73,420	$113,939	$158,334

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Maverick Tube Corporation
We have reviewed the condensed consolidated balance sheet of Maverick Tube Corporation and Subsidiaries as of September 30, 2005, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2005 and 2004 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.
We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Maverick Tube Corporation and Subsidiaries as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended [not presented herein] and in our report dated March 2, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
St. Louis, Missouri
November 3, 2005

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Statement Regarding Forward-Looking Information
From time to time, we make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports to stockholders. The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, provide a safe harbor for such forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” “may,” “will” and variations of such words or similar expressions are intended, but are not the exclusive means, to identify forward-looking statements. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to: (i) continued uncertainty as to future levels and volatility of oil and natural gas price expectations and their effect on drilling levels and demand for our energy-related products; (ii) the future replacement cost of steel (our principal raw material, representing approximately 55% to 65% of our cost of goods sold); (iii) future levels of nonresidential construction activity, the principal economic driver for the industrial segment; (iv) the ability to effectively implement and transition any acquisitions (for example, our recently completed Colombian acquisition); (v) future import levels of competing products; (vi) the value of the U.S. dollar and (vii) other risks and uncertainties detailed from time to time in our filings with the SEC . Further information concerning important factors that could cause actual events or results to be materially different from the forward-looking statements can be found in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2004.
Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, it is not possible to foresee or identify all factors that could have a material and negative impact on our future performance. The forward-looking statements in this report are made on the basis of management’s assumptions and analyses, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments and other factors believed to be appropriate under the circumstances.
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
Overview
Maverick Tube Corporation and its direct and indirect wholly-owned subsidiaries are collectively referred to as “Maverick” or the “Company,” and “we,” “us,” or “our” and similar terms, unless otherwise noted. The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” commonly referred to as MD&A, is intended to help the reader understand the Company, our operations, and our business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes, as well as our Annual Report on Form 10-K for the year ended December 31, 2004.
We are a leading North American producer of welded tubular steel products used in the oil and natural gas industry and for various industrial applications. Our business is organized through six operating units located throughout the Western Hemisphere and we organize our financial results into two segments: Energy Products and Industrial Products.
For the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, our net sales increased $374.3 million, or 40.4%, to $1,300.6 million primarily from the continued strong growth performance from each of our principal energy segment product lines in our U.S. and Canadian markets. Additionally, our Colombian operations contributed $84.3 million in net sales during the four months since our acquisition of those operations on May 27, 2005. While our net sales were strong for the nine months ended September 30, 2005 over 2004, our gross margins dropped from 30.6% to 17.1% primarily due to the higher cost of steel flowing through our cost of goods sold during 2005. To a lesser extent, income from continuing operations for the nine months ended September 30, 2005, was negatively impacted by Hurricane Rita, severance costs and expenses related to the consolidation of our electrical conduit manufacturing facilities (totaling approximately $9.6 million). Our selling, general and administrative (“SG&A”) expense as a percent of net sales decreased to 4.4% for the nine months ended September 30, 2005 from 5.2% for the nine months ended September 30, 2004, due to increased sales volumes, cost cutting measures and operational efficiencies implemented during 2005.
Recent Developments
As of September 30, 2005, we redeemed all remaining exchangeable shares of Maverick Tube (Canada), Inc., a wholly-owned Canadian subsidiary, for shares of our common stock on a one-for-one basis. The exchangeable shares were Canadian securities that began trading on the Toronto Stock Exchange (“TSX”) on September 27, 2000 issued as part of our acquisition of Prudential Steel Ltd. in 2000. These shares had the same voting rights, dividend and distribution entitlements, and other attributes as shares of our common stock and had been exchangeable, at each stockholder’s option, for shares of our common stock on a one-for-one basis. All exchangeable outstanding shares had been treated as if exchanged and had been included in our outstanding shares of common stock for all periods subsequent to the transaction date for accounting purposes. Prior to September 30, 2005, exchangeable shares were redeemed as requested by such exchangeable stockholders. The exchangeable shares are no longer listed on the TSX.
On September 1, 2005, we acquired the assets and assumed certain liabilities of Pennsylvania Cold Drawn, LLC (“PCD”), a cold drawn tubular business. These assets and liabilities were recorded at their carryover basis as we have been fully consolidating this business in our financial statements since the first quarter 2004 under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). We plan to sell the assets acquired and the liabilities assumed from our September 1, 2005 acquisition and accordingly, under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results and related reserves are reflected as discontinued operations in all periods presented.
On June 30, 2005, we completed the sale of our hollow structural sections (“HSS”) business to Atlas Tube (USA) Inc. (“Atlas”) and Atlas Tube Inc., parent company of Atlas, for $36.6 million in cash, resulting in a pre-tax gain of $17.6 million. Total costs incurred with the exit of this business amounted to $2.1 million and include impairment of fixed assets, severance pay and other professional fees. Maverick and Atlas Tube Inc. also entered into a short-term transitional conversion agreement whereby we will convert raw material supplied by Atlas Tube Inc. into HSS products at our Hickman, Arkansas facility. This sale met the criteria to be accounted for as a discontinued operation under SFAS No. 144, and accordingly, the operating results for this business are reflected as discontinued operations in all periods presented.
On May 27, 2005, we completed our purchase of all the equity interests of Tubos del Caribe Ltda., (“Tubo Caribe”) a Colombian manufacturer of oil country tubular goods (“OCTG”) and line pipe, 97% of the equity interests in Consorcio Metalurgico Nacional Colmena Ltda., a Colombian manufacturer of steel electrical conduit and other pipe and tube products used in a variety of industrial applications, and all of the equity interests of Advance Corp., a Houston, Texas based distributor of primarily electrical conduit (collectively, the “Colombian operations”), in exchange for $129.7 million cash (net of $6.5 million cash received) and a $15.0 million subordinated note. In addition, the acquisition included approximately $35.6 million of debt that we consolidated into a one-year $50.0 million loan on August 26, 2005. In connection with the acquisition, we entered into a new $325 million senior revolving credit facility, which replaced our $185 million revolving credit facility.
Industry Factors that Affect Our Business
We believe there are certain key drivers and industry factors that are critical to understanding our business. The general driver of demand for our energy products is the level of end-user drilling, development, production and transportation of oil and natural gas in the Western Hemisphere. The general driver of demand for our industrial products is nonresidential construction activity in North America. For both our energy and industrial products, the spread between our selling prices and the cost of steel is one of the primary factors that can affect our profitability in any given year.
Energy Products
Our energy products line consists of OCTG, line pipe, coiled tubing products and couplings. We are a leading Western Hemisphere producer of OCTG and couplings for use in newly drilled oil and natural gas wells and of line pipe used for transporting oil and natural gas. Our energy products segment contributed approximately 82% and 81% of our net sales for the three and nine month periods ended September 30, 2005, respectively.
We believe the rig count published by Baker Hughes Incorporated, which reports the number of active oil and natural gas drilling rigs, is a reliable indicator of drilling activity levels. The level of drilling activity and the amount of resources our end-users commit to the exploration and production of oil and natural gas is largely a function of current prices for oil and natural gas and the industry’s future price expectations.
The quantity of imports from foreign competitors can also affect the U.S. and Canadian OCTG and line pipe markets. High levels of imports may reduce the volume sold by North American producers and may suppress selling prices. We import OCTG from Colombia into the U.S. and Canada from our recently acquired Tubo Caribe subsidiary and we import OCTG and line pipe into Canada from our U.S. operations.
The following table illustrates these demand-related drivers:

	Three months ended September 30,			Nine months ended September 30,
	2005	2004	Change	2005	2004	Change
U.S. Market Activity:
Average rig count (1)	1,428	1,229	16.2%	1,348	1,170	15.2%
Average U.S. energy prices (2):
Oil per barrel (West TX Intermediate)	$63.06	$43.93	43.5%	$55.25	$39.11	41.3%
Natural gas per MCF (Average U.S.)	$10.05	$5.36	87.5%	$7.80	$5.55	40.5%

U.S. OCTG Consumption (in thousands of tons):
U.S. producer shipments (3)	604	564		1,843	1,722
Imports (4)	469	308		1,262	799
Inventory (increase)/decrease (5)	(179)	2		(396)	(128)

Total U.S. Consumption	894	874	2.3%	2,709	2,393	13.2%

Canadian Market Activity:
Average rig count (1)	497	326	52.5%	420	352	19.3%
Average Canadian energy prices (6):
Natural gas per U.S. $ per MCF (Average Alberta spot price)	$7.56	$4.65	62.6%	$6.26	$4.80	30.4%

Canadian OCTG Consumption (in thousands of tons):
Canadian producer shipments (7)	213	147		542	476
Imports (8)	120	82		388	242
Inventory (increase)/decrease (9)	(27)	(41)		(154)	(107)

Total Canadian Consumption	306	188	62.8%	776	611	27.0%

Latin America Market Activity:
Average rig count (1)	311	292	6.5%	317	285	11.2%

(1)	Based on monthly rig count as reported by from Baker Hughes, Incorporated (“BHI”)

(2)	Monthly average period prices as reported by World Bank

(3)	OCTG Situation Report and management estimates

(4)	As reported by Duane Murphy and Associates in “The OCTG Situation Report,” the Preston Pipe Report, the U.S. Census Bureau and management estimates

(5)	Our estimate based upon independent research by Duane Murphy and Associates.

(6)	The average Alberta natural gas spot price as reported by Nickles Energy Group.

(7)	Reported by Statistics Canada Steel Pipe and Tube Report.

(8)	As reported by Statistics Canada

(9)	Our estimate based upon data reported by Statistics Canada.
U.S. oil and natural gas prices were higher on average in 2005 as relatively low oil and natural gas supply and geopolitical instability, coupled with continued strong energy demand, maintained upward pressure on pricing. These factors prompted an increase in U.S. oil and natural gas drilling as reflected in the above table. These percentage increases in rig counts may not track price increase percentages exactly due to, among other things, availability of rigs. Additionally, U.S. OCTG consumption, while up in 2005, has been affected by weather-related events in the gulf coast. As a result, while we have experienced continued strong demand for our energy products throughout 2005 and expect demand for our energy products to continue to remain strong through 2005, our revenue increases may not be at levels of oil and gas price increases as drilling activity is limited to available rigs. We expect oil and natural gas prices to sustain the currently high number of active drilling rigs. In fact, drilling activity has continued to increase in the third quarter 2005 compared to second quarter 2005 as U.S. and Canadian average rig counts have increased 7% and 106% (corresponding to the typical spring break-up in western Canada), respectively.
Coiled tubing is used down-hole as production tubing and to service, or “workover,” existing oil and natural gas wells by reestablishing well production and extending well life. For this reason, the number of wells being worked over using coiled tubing is the primary driver of our coiled tubing business. While no one maintains a count of wells being worked over using coiled tubing, the economics of using coiled tubing well workovers are similar, if not better, than the economics for well workovers using traditional methods. Therefore, we believe that the Baker Hughes workover rig count is a reliable proxy for coiled tubing well workover activity. The factors that impact the Baker Hughes workover rig count, especially current and expected prices of oil and natural gas, are similar to those that affect the rig count that drives OCTG. North American workover average rig counts increased 7% and 15% for the three and nine months ended September 30, 2005, respectively.
Industrial Products
Our industrial products segment consists of steel electrical conduit, standard pipe, pipe piling and mechanical tubing products and are used in numerous applications in industrial, commercial and institutional construction, which are typically referred to collectively as “nonresidential construction.” Consequently, the sources of demand for these products are diverse and difficult to identify. However, we believe the primary demand driver for our industrial products is nonresidential construction in addition to the general level of economic activity in the construction, transportation, agricultural, material handling and recreational market segments. As such, the amount being spent on nonresidential construction is a key indicator for the strength of overall demand for our industrial products.
Although nonresidential construction spending was below 2004 levels for most of 2005, activity levels have recently rebounded to within 1% of August 2004 levels. Our conduit shipments increased 3% in the third quarter of 2005 compared to the comparable period of 2004. If construction activity holds or increases, we could see increased shipment levels in 2006 as demand for our products typically occurs later in the construction cycles.
Steel Costs of Our Products
The steel component of our costs of goods sold historically has represented approximately 55% to 65% of our costs of goods sold. Accordingly, we believe another key driver of our profitability is the cost of steel and our ability to pass that cost to our customers. Because we value our inventory using an average cost methodology, the steel component of our cost of goods sold lags steel purchase price changes by approximately three to five months. While steel prices in our cost of goods sold for the third quarter of 2005 were higher than 2004, steel prices have been declining in 2005. More specifically, the average cost of steel in our cost of goods sold for the first quarter of 2004 was approximately $350 per ton, rose each quarter thereafter to approximately $750 per ton for the first quarter of 2005 and has been decreasing since to an average of approximately $670 per ton in the third quarter of 2005.
Our Business Strategy
We are committed to being a growth company and have developed a business strategy that is focused on the following strategic initiatives:

Leverage Our Leading North American Oilfield Tubulars Position to Expand Our Offering of Complementary Highly-Engineered Products and Services to Our Energy Customers.
We believe that we are the North American market share leader in OCTG and line pipe. We have worked to leverage this leadership position to expand into complementary highly-engineered products. With our acquisitions of Precision Tube Technology, L.P. (“Precision”) in 2002 and SeaCat, L.P. (“SeaCAT”) in 2003, we obtained leading coiled tubing and coiled line pipe businesses. With our acquisition of Texas Arai in 2004, we developed a leading position in American Petroleum Institute and premium couplings. We intend to grow our presence in each of these product areas. We recently announced initiatives to increase our coiled tubing capacity by 50% and to increase our capacity to deliver premium alloy OCTG products by more than 100%. We also intend to add further complementary highly-engineered products and services to better meet the needs of our oil and natural gas exploration, production and transmission customers.

Expand Our Geographic Presence Through Both Organic and Acquisition Growth.
As our oil and natural gas exploration, production and transmission customers have expanded their global presence, we have as well. Our acquisition of Prudential Steel Ltd. (“Prudential”) in 2000 substantially augmented our Canadian presence. Our 2002 and 2003 acquisitions of Precision and SeaCAT both involved substantial revenues from outside North America. Our recent acquisition of Tubos del Caribe Ltda., Consorcio Metalúrgico Nacional Colmena Ltda. and Advance Corp. have provided us a foundation for growth in Latin America. While the nature and timing cannot be predicted, we intend to further grow our geographic footprint both organically and through further acquisitions. A broader geographic reach will enable us to further expand and optimize our manufacturing capacity, improve our sourcing capabilities and provide more responsive service to our worldwide oil and natural gas exploration, production and transmission customers.

Optimize Return on Capital Employed Across Business Units.
The ultimate measure of our success is the creation of stockholder value. We remain committed to generating attractive returns on the capital employed in our businesses. In 2005, we commenced a plan to consolidate our Republic Conduit manufacturing facilities in Louisville, Kentucky. We expect to realize $15 to $18 million in operational, transportation and other cost savings upon its completion. Additionally, in June 2005 we sold our highly-commoditized North American Industrial Hollow Structural Section (“HSS”) business, in which we did not have a leading market position. We also have recently restructured our Company along business unit lines to enable us to better respond to changes in our increasingly diversified markets and to assess and manage each of our businesses return on its net assets and capital employed. To further increase our return on capital employed, we are continuing to pursue various initiatives to improve our systems, optimize our use of working capital and realize various SG&A and operational efficiencies.
Results of Operations
Overall Company
During 2005, strong energy demand along with net sales of $69.0 million and $84.3 million for the three and nine months ended September 30, 2005 respectively, for our Colombian operations (acquired on May 27, 2005) primarily generated our revenue growth. Beginning in 2004, we raised the prices charged for our products based on growing demand and to pass on sharply higher replacement costs of steel. In 2005, steel costs have fallen from the high levels reached in the fourth quarter of 2004. In 2004, our gross margins benefited from the higher selling prices and an inventory of relatively low cost steel. Conversely, we entered 2005 with a substantial inventory of steel purchased at costs higher than 2005 replacement costs. Consequently, despite higher selling prices in 2005 compared to 2004, our gross margin rates have been significantly lower for the nine months ended September 30, 2005 in comparison to the same period for 2004. For the three and nine months ended September 30, 2005, we generated net income of $39.2 million and $109.1 million or $0.90 and $2.51 per diluted share, respectively. The following table summarizes our company-wide operating results:

Results of Operations (in	Three months ended September 30,
thousands, except percentages)	2005	2004	Change	% change
Net sales	$489,137	$353,722	$135,415	38.3%
Cost of goods sold	402,615	232,396	170,219	73.2%

Gross Profit	86,522	121,326	(34,804)	-28.7%
Gross Profit as % of sales	17.7%	34.3%
Operating expenses	22,921	16,247	6,674	41.1%

Income from operations	63,601	105,079	(41,478)	-39.5%
Interest expense	4,696	1,884	2,812	149.3%
Provision for income taxes	18,329	39,292	(20,963)	-53.4%
(Loss) Income from discontinued operations, net of tax	(1,420)	4,630	(6,050)	NM

Net Income	$39,156	$68,533	$(29,377)	-42.9%

	Nine months ended September 30,
	2005	2004	Change	% change
Net sales	$1,300,583	$926,305	$374,278	40.4%
Cost of goods sold	1,078,395	642,481	435,914	67.8%

Gross Profit	222,188	283,824	(61,636)	-21.7%
Gross Profit as % of sales	17.1%	30.6%
Operating expenses	64,030	56,286	7,744	13.8%

Income from operations	158,158	227,538	(69,380)	-30.5%
Interest expense	10,478	6,983	3,495	50.1%
Provision for income taxes	46,416	83,788	(37,372)	-44.6%
(Loss) Income from discontinued operations, net of tax	(3,416)	18,504	(21,920)	NM
Gain on sale of HSS business, net of tax	11,201	—	11,201	NM

Net Income	$109,049	$155,271	$(46,222)	-29.8%

NM = Not meaningful

Three months ended September 30, 2005 compared to September 30, 2004
Net sales — The 38.3% increase in net sales to $489.1 million was primarily attributable to the overall 39.1% increase in total product shipments as our overall average net selling price remained relatively constant. Market conditions in the energy segment continue to strengthen, leading to a 43.3% increase in tons shipped (approximately half of which is attributable to our Colombian operations) and an 8.7% increase in average selling price. We experienced significant net sales increases in all of our energy product lines: OCTG, line pipe, coiled tubing products and couplings. Our industrial segment shipments increased 22.4%, but were offset by a 24.8% decrease in average selling price. Our Colombian operations have added $69.0 million in net sales for their first full quarter since our acquisition in May 2005. We continue to experience strong demand and fundamentals in our energy segment business.
Cost of goods sold — Cost of goods sold increased by 73.2% to $402.6 million due to the 39.1% increase in tons shipped as well as the 21.9% increase in average unit cost per ton of products sold (due primarily to an increase in the cost of steel, as detailed previously).
Gross profit — Gross profit decreased 28.7% to $86.5 million primarily due to the higher cost of steel flowing through cost of goods sold. The average cost of steel flowing through our cost of goods sold was approximately $669 per ton compared to $549 per ton, a 21.9% increase.
Operating expenses — The overall $6.7 million increase in operating expenses was due primarily to an increase in SG&A expense of $7.6 million offset by a $0.9 million decrease in sales commissions. The increase in SG&A is due primarily to the acquisition of the Colombian operations ($2.6 million) and severance costs ($3.3 million). SG&A expenses as a percentage of net sales increased to 4.3% from 3.9%. The 25.3% decrease in sales commissions to $2.5 million is due primarily to the 24.8% reduction in our industrial segment’s average selling price. We also recognized $0.8 million in recovery for the trade case outstanding with the Department of Commerce compared to $0.7 million in 2004. Payments will be made to various companies, including Maverick, under the Continued Dumping & Subsidy Offset Act of 2000 (“CDSOA”) to cover certain expenses including investment in manufacturing facilities and acquisition of technology incurred after the imposition of antidumping and subsidy measures. We cannot predict the amounts or the certainty of any recoveries associated with CDSOA in future years.
Interest expense — The $2.8 million increase in interest expense to $4.7 million was primarily due to $2.2 million in interest for debt incurred and assumed in connection with our recent Colombian acquisition. As part of this acquisition, the purchase price included approximately $35.6 million of debt with numerous local and national banks within Colombia. On August 26, 2005, we replaced this debt with a one-year $50.0 million loan with, among other improvements, a lower interest rate provision. We are discussing with Colombian banks to potentially convert this debt into long term debt of our Colombian operations during the fourth quarter of 2005 or first quarter of 2006.
Provision for income taxes — The decrease in our provision for income taxes to $18.3 million from $39.3 million was due to lower income from continuing operations and a decrease in our effective tax rate from 38.1% to 31.1% which was attributable primarily to our mix of U.S. and foreign income and the impact of a dividend from our Canadian subsidiary in 2004.
Discontinued operations — On June 30, 2005, we completed the sale of our HSS business to Atlas Tube (USA) Inc. (“Atlas”) and Atlas Tube Inc., parent company of Atlas. On September 1, 2005, we acquired the assets and certain liabilities of PCD and are holding it for sale. Accordingly, the operating results of our HSS business and PCD were segregated from continuing operations and reported separately as discontinued operations for all periods presented. The loss from operations of the discontinued businesses was $1.4 million in the third quarter of 2005 compared to a profit of $4.6 million in the third quarter of 2004. As we no longer owned our HSS business during the third quarter 2005, our remaining discontinued operations incurred a loss compared to the income earned primarily by HSS during the third quarter 2004.
Nine months ended September 30, 2005 compared to September 30, 2004
Net sales — The 40.4% increase in net sales to $1,300.6 million was due primarily to a 25.0% increase in overall average net selling prices and a 12.2% increase in total product shipments (approximately half of which is attributable to our Colombian operations). The majority of these increases were in our energy segment (where each of our product lines had increases in net sales) as our average net selling price and tons shipped increased 33.9% and 19.4%, respectively. Our Colombian operations have added $84.3 million in net sales in the four months since our acquisition on May 27, 2005.

Cost of goods sold — Cost of goods sold increased 67.8% to $1,078.4 million primarily due to an increase in the cost of steel as our overall average unit cost per ton of products sold increased 49.5% in addition to the 12.2% increase in shipments.
Gross profit — Gross profit decreased 21.7% to $222.2 million primarily due to the higher cost of steel flowing through cost of goods sold in 2005. The average cost of steel flowing through our cost of goods sold was approximately $712 per ton, a 64% increase.
Operating expenses — The overall $7.7 million increase in operating expenses was due primarily to an increase in SG&A expenses of $9.2 million offset by a decrease of $1.4 million in sales commissions. SG&A increased due primarily to the acquisition of the Colombian operations ($3.7 million) and severance costs ($3.6 million). SG&A expenses as a percentage of net sales decreased to 4.4% compared to 5.2% due primarily to the increase in net sales in addition to certain operating cost savings and efficiencies. Sales commissions decreased 15.3% to $7.6 million primarily due to the 7.4% decrease in industrial sales. We also recognized $0.8 million in recovery under CDSOA compared to $0.7 million in 2004 as discussed in our three month comparison.
Interest expense — Interest expense increased $3.5 million to $10.5 million due primarily to $2.6 million in interest related to our recent Colombian acquisition.
Provision for income taxes — The decrease in our provision for income taxes on continuing operations to $46.4 million from $83.8 million was due to lower income from continuing operations in addition to our effective tax rate decreasing from 38.0% to 31.4% due primarily to our mix of U.S. and foreign income and the impact related to a dividend from our Canadian subsidiary in 2004.
Discontinued operations and sale of HSS business — On June 30, 2005, we completed the sale of our HSS business. On September 1, 2005, we acquired PCD and are holding it for sale. Accordingly, the operating results of our HSS business and PCD were segregated from continuing operations and reported separately as discontinued operations. The loss from operations of the discontinued businesses was $3.4 million in 2005 compared to profit of $18.5 million in 2004. The income from operations of the discontinued businesses during 2004 was due to the sale of lower cost inventory at higher selling prices. The loss from operations of the discontinued businesses during 2005 was primarily due to falling selling prices and higher cost inventory purchased in the fourth quarter of 2004 when steel prices were substantially higher which flowed through cost of goods sold of our HSS business during the first six months of 2005. The gain on the sale of the HSS business was $11.2 million, net of a $6.4 million tax provision.
Energy Products Segment

(in thousands, except tons shipped, average	Three months ended September 30,
sale price per ton and percentages)	2005	2004	Change	% change
Tons shipped	300,400	209,635	90,765	43.3%
Average sale price per ton	$1,330	$1,223	$107	8.7%
Net Sales	$399,516	$256,412	$143,104	55.8%
Cost of goods sold	$330,241	$182,799	$147,442	80.7%
Gross profit	$69,275	$73,613	$(4,338)	-5.9%
Gross profit per ton	$231	$351	$(120)	-34.2%
Gross profit %	17.3%	28.7%

	Nine months ended September 30,
	2005	2004	Change	% change
Tons shipped	770,892	645,817	125,075	19.4%
Average sale price per ton	$1,366	$1,020	$346	33.9%
Net Sales	$1,052,685	$658,573	$394,112	59.8%
Cost of goods sold	$883,858	$488,069	$395,789	81.1%
Gross profit	$168,827	$170,504	$(1,677)	-1.0%
Gross profit per ton	$219	$264	$(45)	-17.0%
Gross profit %	16.0%	25.9%
Demand for our energy products continues to strengthen in 2005 as our net sales increased quarter over quarter (ranging from 43% to 67%) and nine months over nine months (ranging from 43% to 153%) along all of our energy products lines: OCTG, line pipe, coiled tubing products and couplings. Our energy shipment volumes hit a record in the third quarter of 2005. We experienced robust Canadian activity, continued strength in the U.S. market and significant volumes reflecting a full quarter of activity from our recently acquired Colombian operations. The combination of increased shipments and higher selling prices has resulted in significant gains in net sales both for the quarter and year-to-date.
A key indicator of this segment is average rig counts. Average rig counts, as disclosed in an earlier table, increased in the U.S. 16% and 15%, in Canada 53% and 19% and in Latin American 7% and 11% for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. Additional drivers of our results have been significant increases in oil and natural gas prices sustaining the increases in active drilling and workover rigs and continued increases in consumption of OCTG and other energy products. The reductions in our gross margins are primarily the result of higher steel prices flowing through our cost of goods sold in 2005 relative to 2004. In 2004, our gross margins benefited from the higher selling prices and an inventory of relatively low cost steel. Conversely, we entered 2005 with a substantial inventory of steel purchased at costs higher than 2005 replacement costs. Consequently, despite higher selling prices in 2005 compared to 2004, our gross margin rates have been significantly lower for the nine months ended September 30, 2005 in comparison to the same period for 2004.
Industrial Products Segment

(in thousands, except tons shipped, average	Three months ended September 30,
sale price per ton and percentages)	2005	2004	Change	% change
Tons shipped	64,601	52,782	11,819	22.4%
Average sale price per ton	$1,387	$1,844	$(457)	-24.8%
Net Sales	$89,621	$97,310	$(7,689)	-7.9%
Cost of goods sold	$72,374	$49,597	$22,777	45.9%
Gross profit	$17,247	$47,713	$(30,466)	-63.9%
Gross profit per ton	$267	$904	$(637)	-70.5%
Gross profit %	19.2%	49.0%

	Nine months ended September 30,
	2005	2004	Change	% change
Tons shipped	168,639	191,204	(22,565)	-11.8%
Average sale price per ton	$1,470	$1,400	$70	5.0%
Net Sales	$247,898	$267,732	$(19,834)	-7.4%
Cost of goods sold	$194,537	$154,412	$40,125	26.0%
Gross profit	$53,361	$113,320	$(59,959)	-52.9%
Gross profit per ton	$316	$593	$(277)	-46.7%
Gross profit %	21.5%	42.3%
Although nonresidential construction spending was below 2004 levels for most of 2005, activity levels have recently rebounded to within 1% of August 2004 levels. Our conduit shipments increased 3% in the third quarter of 2005 compared to the comparable period of 2004. Our recently acquired Colombian operations shipped 14,124 tons for the three months ended September 30, 2005. Our reduced margins are due primarily to higher steel costs in our cost of goods sold for 2005. We expect to benefit from lower steel costs for the balance of 2005.
Liquidity and Capital Resources
We operate in a capital intensive business and access to various financing resources is vital to our continued financial strength. We have been successful in obtaining financing from a variety of sources on terms we consider attractive. We expect to continue to maintain access to capital sources in the future because we exhibit certain characteristics we believe are considered important by the financial markets in determining our access to attractive financing alternatives. These characteristics include the essential nature of the services we provide; our large and diverse customer base; our liquidity profile; our asset base; and disciplined capital allocation.
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

We have not historically paid cash dividends. Any payment of cash dividends in the future will depend upon our financial condition, capital requirements, and earnings as well as other factors we may deem relevant. In addition, our new long-term revolving credit facility with commercial lenders restricts the amount of dividends we can pay to our stockholders.
Debt
We have a new senior credit facility providing for up to $325.0 million of revolving credit and an expansion for up to a maximum of $450.0 million via an accordion feature. The revolving credit line is secured by certain accounts receivable, inventories, property, plant and equipment and all or part of the voting stock of our subsidiaries. Our borrowing capacity under this revolving credit facility is based on a percentage of eligible accounts receivable, eligible inventory and property, plant and equipment reduced by outstanding letters of credit. Interest is payable at U.S. or Canadian Prime rates, Banker’s Acceptance Rates or LIBOR adjusted by an interest rate margin, depending upon certain financial measurements. If availability falls below $75.0 million, the senior credit facility limits capital expenditures to $40.0 million per year. Also, if availability falls below $50.0 million, we become subject to certain restrictions and covenants, including maintaining a minimum fixed charge coverage ratio and our senior lenders can exercise dominion over our cash. If this occurs, the full amount outstanding would be classified as a current liability. In addition, the senior credit facility limits our ability to pay dividends, create liens, sell assets or enter into certain transactions with affiliates without the consent of the lenders. As of September 30, 2005, we had an outstanding balance of $46.9 million, an average interest rate of 5.3%, outstanding letters of credit of $7.5 million and additional availability of approximately $262.1 million.
We have $120 million outstanding of senior subordinated convertible notes (“convertible notes”) due June 15, 2033. We pay interest semiannually on the convertible notes at the rate of 4.0% per annum. Beginning with the six-month interest period commencing on June 15, 2008, we will pay contingent interest during a six-month interest period if the average trading price of the convertible notes equals or exceeds 130.0% of the principal amount of the convertible notes during a specified period prior to such six-month interest period. The convertible notes are general unsecured obligations and are subordinated to our senior indebtedness referred to above.
In connection with our purchase of the Colombian operations, we acquired debt comprised of loans with numerous local and national banks within Colombia. On August 26, 2005, we consolidated that debt into a one-year $50.0 million loan for our Colombian operations. This refinancing cured violations of certain covenants in those loans that occurred primarily as a result of the change in ownership due to our acquisition. Interest is payable at LIBOR plus an interest rate margin. As of September 30, 2005, the debt balance was $50.0 million, at an interest rate of 5.6% and is classified as a current liability due to the short term nature of the loan. We also have $0.8 million in letters of credit outstanding. We are discussing with Colombian banks the potential for converting this debt into long term debt of our Colombian operations during the fourth quarter of 2005 or first quarter of 2006.
Our net debt to total capitalization ratio increased from 19.7% at December 31, 2004 to 23.7% at September 30, 2005. This ratio is a measure of our long-term liquidity and is an indicator of financial flexibility.
Summary of Cash Flow Activity
The following is a summary of our cash flows (in thousands):

	September 30,	September 30,
	2005	2004
Net cash provided by continuing operating activities	$107,269	$59,975
Net cash used by investing activities	(161,296)	(74,981)
Net cash provided by financing activities	2,099	19,509
Net cash provided (used) by discontinued operations	50,414	(2,414)
Net Cash (Used) Provided by Continuing Operating Activities — During the nine months ended September 30, 2005, cash provided by operations was impacted by a $24.1 million increase in accounts receivable (primarily due to our Colombian operations), a $92.6 million decrease in inventories, a $49.5 million decrease in accounts payable, a $54.7 million increase in accrued expenses and a $22.6 million decrease in income taxes refundable/payable compared to December 31, 2004. We raised our selling prices in response to strong demand for our products and to offset increases in steel cost. During the nine months ended September 30, 2004, cash generated from operations was impacted primarily by a $39.3 million increase in accounts receivable and a $135.7 million increase in inventory as our shipment levels and selling prices increased during this period. Additionally, higher costs of steel also contributed to the increase in inventory. Offsetting these uses of cash were increases in accounts payable and accrued liabilities of $33.8 million and $46.0 million, respectively.

Net Cash Used by Investing Activities — The primary factor affecting net cash used by investing activities was the acquisition of the Colombian operations of $129.7 million, net of cash acquired. In addition, capital expenditures for the nine months ended September 30, 2005 were $53.8 million, of which $35.6 million was primarily attributable to the construction of our new conduit facility in Louisville, Kentucky. The factors affecting net cash used by investing activities during the nine months ended September 30, 2004 were the purchase of short-term investments of $40.3 million, the purchase of Texas Arai for $20.4 million and capital expenditures on machinery and equipment of $19.1 million.
Net Cash Provided by Financing Activities — Net cash provided by financing activities during the nine months ended September 30, 2005 was $2.1 million due to $5.9 million in proceeds from the exercise of stock options partially offset by $3.8 million in deferred debt costs. The primary source of net cash provided by financing activities during the nine months ended September 30, 2004 were net borrowings of $17.6 million on our revolving credit facility and $5.6 million in proceeds from the exercise of stock options.
Our capital expenditure budget for 2005 is approximately $93.0 million. Of that amount, approximately $69 million is dedicated to the construction of the new Republic Conduit facility, $12 million is dedicated to expand our existing facility at Precision Tube and $10 million is dedicated to expand our heat treat capacity to allow us to sell more value added premium alloy OCTG and full body normalized line pipe. We expect to meet ongoing working capital and the capital expenditure requirements from a combination of cash flow from operating activities and available borrowings under our revolving credit facility.
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
Our critical accounting policies and estimates are more fully described in our annual report on Form 10-K for the year ended December 31, 2004. Our critical accounting policies and estimate assumptions did not change during 2005. Management believes the application of these policies on a consistent basis enables us to provide the users of the financial statements with useful and reliable information about our operating results and financial condition.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to interest rate risk to the extent that we borrow against our revolving credit facility and other variable rate debt. Assuming the current level of borrowings of $113.1 million at variable rates and a two-percentage-point change in the average interest rate under these borrowings, it is estimated our interest expense for the three months ended September 30, 2005, would have changed by approximately $0.6 million. In the event of an adverse change in interest rates, we would likely take actions that would mitigate our exposure to interest rate risk. Further, no consideration has been given to the effects of the change in the level of overall economic activity that could exist in such an environment.
Steel Commodity Risk
We are also subject to commodity price risk with respect to purchases of steel. Steel costs historically have represented approximately 55% to 65% of our cost of goods sold. As a result, the steel industry, which is highly volatile and cyclical in nature, significantly affects our business. We expect our current replacement cost of steel to flow through our cost of goods sold over the next two quarters. In addition, we depend on a few suppliers for a significant portion of our steel. The loss of one of our significant steel suppliers or the inability to obtain the necessary amount of steel could have a temporary adverse effect on our ability to produce the quantity of products necessary to sustain our market share, thus impacting our results of operations.
Foreign Currency Risk
Our cash flows related to our Canadian operations are measured and reported in Canadian dollars. The Canadian operations are translated to the U.S. dollar equivalent based on published exchange rates for the period reported for consolidation purposes. Approximately 80% of our Latin American operation’s transactions are U.S. dollar based. The remaining approximate 20% are Colombian Peso based and result in potential translational risk due to the fluctuations of the Colombian Peso relative to the U.S. dollar. We believe our transactional risk exposure to be minimal. We are susceptible to translational risk, but due to the nature of translational exposure, implementing a hedging policy to mitigate this risk could be difficult and could have negative implications with governing bodies.
ITEM 4. Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005. Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2005, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Due to the complexity of the Colombian operations, we expect the implementation of our internal controls over financial reporting throughout such operations will be a lengthy process. Management has determined that it would be difficult for the Company to complete its assessment of internal controls over financial reporting at the Colombian operations as of December 31, 2005 as required by Section 404 of the Sarbanes-Oxley Act. Due to these issues, and in order to permit the timely completion of the Company’s assessment, the Company will likely elect to exclude the Colombian operations from the scope of the Company’s 2005 annual assessment as allowed under the guidance provided by the SEC in Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, Frequently Asked Questions issued October 6, 2004.
During the three and nine months ended September 30, 2005, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings — We periodically have claims arising in the normal course of business that proceed to litigation. We maintain insurance coverage against these claims and are not aware of any litigation to which we are a party where the outcome would have a material adverse effect on our business or operations. No material changes have occurred since our last filing.
ITEM 2. Unregistered sales of Equity Securities and Use of Proceeds - none
ITEM 3. Defaults upon Senior Securities - none
ITEM 4. Submission of Matters to a Vote of Security Holders - none
ITEM 5. Other Information - none
ITEM 6. Exhibits

Exhibit No.	Description
10.1	Amended and Restated Credit Agreement, dated August 5, 2005, by and among the Registrant and its subsidiaries and JP Morgan Chase Bank, N.A. and other financial lenders now or hereinafter a party to the agreement.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer.

32.2	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Maverick Tube Corporation (Registrant)
Date: November 8, 2005	/s/ C. Robert Bunch
C. Robert Bunch
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2005	/s/ Joyce M. Schuldt
Joyce M. Schuldt
Senior Vice President -- Finance, Chief Financial Officer and Secretary (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amended and Restated Credit Agreement, dated August 5, 2005, by and among the Registrant and its subsidiaries and JP Morgan Chase Bank, N.A. and other financial lenders now or hereinafter a party to the agreement.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer.

32.2	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Financial Officer.