Form 10-K
period 2005-12-31
MAVERICK TUBE CORP
filed 2006-03-14
CIK 869087

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-10651

MAVERICK TUBE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	43-1455766
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

16401 Swingley Ridge Road, Seventh Floor Chesterfield, Missouri (Address of principal executive offices)	63017 (Zip Code)

Registrant’s telephone number, including area code:
(636) 733-1600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, Par Value $0.01 Per Share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting stock held by non-affiliates as of June 30, 2005, was $1,275,236,347.

As of March 8, 2006, the number of shares outstanding of the registrant’s common stock was 43,281,765.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders, expected to be held on May 15, 2006, into Part III of this Form 10-K where indicated.

MAVERICK TUBE CORPORATION

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

From time to time, we make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports to stockholders. The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, provide a safe harbor for such forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” “may,” “will” and variations of such words or similar expressions are intended, but are not the exclusive means, to identify forward-looking statements. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to: (i) continued uncertainty as to future levels and volatility of oil and natural gas price expectations and their effect on drilling levels and demand for our energy-related products; (ii) the future replacement cost of steel (our principal raw material, representing approximately 55% to 65% of our cost of goods sold); (iii) future levels of nonresidential construction activity, the principal economic driver for the electrical segment; (iv) the ability to effectively implement and transition any acquisitions (for example, our Colombian acquisition in May 2005); (v) future import levels of competing products; (vi) the value of the U.S. dollar and (vii) other risks and uncertainties detailed from time to time in our filings with the SEC. Further information concerning important factors that could cause actual events or results to be materially different from the forward-looking statements can be found in the “Risk Factors” section of this Form 10-K.

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

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this annual report on Form 10-K to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I

ITEM 1	Business

Maverick Tube Corporation and its direct and indirect wholly-owned subsidiaries are collectively referred to as “Maverick” or the “Company,” and “we,” “us,” or “our” and similar terms, unless otherwise noted.

GENERAL

We are a leading Western Hemisphere producer of welded tubular steel products used in the oil and natural gas industry and for various electrical applications. Our energy products line consists of oil country tubular goods (“OCTG”), couplings and coiled tubing which are used in newly drilled oil and natural gas wells, line pipe used in transporting oil and natural gas and coiled tubing used in well workover and subsea applications. We sell our OCTG and line pipe products through multiple sales channels, including distributor agents, independent distributors and our internal sales force for direct sales to end users primarily throughout the United States, Canada and Latin America. In all cases, the ultimate end users are major and independent oil and natural gas producers and state-owned oil and gas companies. We sell our coiled tubing products exclusively on a direct basis to service companies and major and independent oil and natural gas producers around the world. We sell our couplings directly to OCTG manufacturers, processors and distributors worldwide.

We also manufacture industrial tubing which is used primarily in electrical applications. Our electrical product line is comprised principally of steel electrical conduit plus a small amount of standard pipe and mechanical tubing products. We sell these products to distributors, electrical contractors and home improvement retailers, primarily in North America.

We were incorporated in Missouri in 1977 and reincorporated in Delaware in 1987. Our principal executive offices are located at 16401 Swingley Ridge Road, Seventh Floor, Chesterfield, Missouri 63017. Our phone number is (636) 733-1600.

Our Business Strategy

We are committed to being a growth company and have developed a business strategy that is focused on the following strategic initiatives:

•	Expand Our Geographic Presence Through Both Organic and Acquisition Growth

•	Leverage Our Leading Western Hemisphere Oilfield Tubulars Position to Expand Our Offering of Complementary Highly-Engineered Products and Services to Our Energy Customers

•	Optimize Return on Capital Employed Across Business Units

See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Our Business Strategy” for expanded discussion of these strategic initiatives.

Access to SEC Filings

Interested readers can access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the Investor Relations section of our website at www.mavericktube.com as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. We will also provide a copy of these documents, free of charge, to any stockholder upon receipt of a written request addressed to: Maverick Tube Corporation, Attention: Corporate Secretary, 16401 Swingley Ridge Road, Suite 700, Chesterfield, Missouri 63017.

OUR COMPANY

Our business is organized in two segments: Energy Products and Electrical Products. These segments are designed to improve the alignment of strategies and objectives among sales, marketing and production, provide for more timely and rational allocation of resources within businesses and focus long-term planning efforts on key objectives and initiatives. The energy products segment is comprised of five business units consisting of the following entities:

•	Maverick Tube, L.P. (“MTLP”), our primary U.S. producer of energy and electrical products other than steel electrical conduit,

•	Prudential Steel Ltd. (“Prudential”), acquired in September 2000, our Canadian producer of energy products,

•	Tubos del Caribe Ltda. (“TuboCaribe”), acquired in May 2005, our Colombian manufacturer of OCTG and line pipe,

•	Precision Tubular Products (“Precision”), our coiled tubing producers, comprised of Precision Tube Technology, L.P. and SeaCAT, L.P. (“SeaCAT”), acquired in 2002 and 2003, respectively (as of December 31, 2005, these two operations were fully combined into one coiled tubing business unit) and

•	Texas Arai, acquired in 2004, our producer of American Petroleum Institute (“API”) and premium couplings.

Our electrical products segment is comprised of one business unit consisting of the following entities:

•	Republic Conduit Holding, LLC (“Republic Conduit”), our primary producer of steel electrical conduit, acquired in 2002,

•	Consorcio Metalurgico Nacional Ltda. (“Colmena”), our Colombian manufacturer of steel electrical conduit and other pipe and tube products used in a variety of electrical applications, and

•	AdvanceCo, LP (“Advance”), a Houston, Texas based distributor of primarily electrical conduit.

On May 27, 2005, we completed our purchase of all the equity interests of TuboCaribe, 97% of the equity interests in Colmena and all of the equity interests of AdvanceCo, LP (collectively, the “Colombian operations”), in exchange for $131.6 million (including transaction costs) in cash (net of $5.7 million cash received) and a $15.0 million subordinated note (interest payable at LIBOR plus 1%). In addition, the Colombian operations included approximately $35.6 million of debt as of May 27, 2005. We acquired the remaining 3% of Colmena in February 2006. We acquired the Colombian operations to expand our business in Latin America, to provide a low cost source of quality product for import into North America and to provide for additional premium alloy OCTG.

The following table sets forth information about the segments, products and facilities of each of our operating units:

			Product Sizes		Building
Business Unit	Owned or		(Outside		Square
Location	Leased	Segment and Products	Diameter)	Acres	Footage

MTLP

Hickman, AR	(1)	Energy: OCTG and line pipe	1 1/2” – 16”	225	920,000
		Electrical: Standard pipe and piling products
Conroe, TX	Owned	Energy: OCTG and line pipe	4 1/2” – 8 5/8”	117	244,000
Counce, TN	Owned	Energy: OCTG and line pipe	4 1/2” – 8 5/8”	133	64,000
		Electrical: Rigid conduit and standard pipe
Prudential

Calgary, AB, Canada	Owned	Energy: OCTG and line pipe	2 3/8” – 12 3/4”	95	432,000

TuboCaribe

Cartagena, Colombia	Owned	Energy: OCTG and line pipe	2” – 8 5/8”	78	330,000

Precision Tubular Products

Houston, TX	Owned	Energy: Coiled steel tubing subsea umbilicals	3/4” – 5”	61	68,000
Houston, TX	Owned	Energy: Coiled steel tubing subsea umbilicals	1/2” – 2”	15	79,000
Red Deer, AB, Canada	Owned	Energy: Coiled steel tubing service center		4	17,000

Texas Arai

Houston, TX	Owned	Energy: API and premium couplings	2 3/8” – 20”	22	244,000

Republic Conduit

Louisville, KY(2)	Leased	Electrical: Steel electrical conduit, rigid conduit and mechanical tubing	1/2” – 4”	50	400,000
Cedar Springs, GA(2)	Owned	Electrical: Steel electrical conduit	1/2” – 2 1/2”	85	130,000
Ferndale, MI(2)	Owned	Electrical: Steel electrical conduit and mechanical tubing	1/2” – 4”	20	212,000
Elyria, OH	Owned	Electrical: Steel electrical conduit, rigid conduit, and mechanical tubing	3/4” – 3 1/2”	57	180,000
Bogota, Colombia	Owned	Electrical: Steel electrical conduit, rigid conduit and mechanical tubing	1/4” – 4”	4	118,000

Pennsylvania Cold Drawn (“PCD”)	(3)

Beaver Falls, PA	Owned	Electrical: Drawn-over-mandrel (“DOM”) tubular products	2” – 12”	20	277,000

(1)	All buildings are owned except for one leased building, which lease expires in September 2007.

(2)	The new facility in Louisville, Kentucky is scheduled to be completed during the first half of 2006. Our Cedar Springs facility will operate through the third quarter 2006 and our Ferndale, Michigan facility has ceased production as of December 31, 2005 and plans to ship all remaining inventory by the end of March 2006.

(3)	On September 1, 2005, we acquired the assets and assumed certain liabilities of PCD (included in our electrical segment, not a separate business unit), a cold drawn tubular business, in exchange for a promissory note which was in default. We originally sold this business on March 29, 2002 for cash and the buyer’s nine-year secured promissory note. On February 15, 2006, we completed the sale of the assets acquired and the liabilities assumed from our September 1, 2005 acquisition.

For information with regard to (a) net revenues, income from operations and identifiable assets attributable to each of our business segments and (b) net revenues and long-lived asset information for the geographic areas in which we operate, see our Notes to Consolidated Financial Statements.

OUR ENERGY PRODUCTS BUSINESS

The Energy Products Industry

Manufacturers in the energy industry produce a wide variety of products used in the exploration, production and transmission of oil and natural gas. We produce four principal classes of energy products: OCTG, line pipe, couplings and coiled tubing.

OCTG consists of drill pipe, surface casing, production casing and production tubing. Drill pipe is used and may be reused to drill wells. Surface casing is used to protect water-bearing formations during the drilling of a well. Production casing forms the structural liner in oil and natural gas wells to provide support and prevent collapse during drilling operations and is not removed after it has been installed in a well. Production tubing is placed within the casing and is used to convey oil and natural gas to the surface and may be replaced many times during the life of a producing well.

Manufacturers produce OCTG in numerous sizes, weights, grades and end finishes. We believe most OCTG is produced to API and Canadian Standard Association (“CSA”) specifications. The grade of pipe used in a particular application depends on technical requirements for strength, corrosion resistance and other performance qualities. OCTG is generally classified into groupings of “carbon” and “alloy” grades. The manufacturing process for carbon and alloy products is similar except that alloy grade products are subjected to a heat treating process that strengthens the pipe. Carbon grades of OCTG have yield strength levels of 80,000 pounds per square inch or less and are generally used in oil and natural gas wells drilled to depths less than 8,000 feet. Alloy grades of OCTG have yield strength levels of 80,000 pounds per square inch or more and are generally used in oil and natural gas wells drilled to depths in excess of 8,000 feet or for high-temperature wells, highly corrosive wells or other more critical applications.

Manufacturers employ either an electric resistance welded (“ERW”) or seamless process to produce OCTG. ERW pipe, sometimes referred to as welded pipe, is produced by processing flat rolled steel into strips that are then cold-formed into a cylindrical form and welded, heat-treated or seam-annealed. Seamless products are produced by individually heating and piercing solid steel billets into pipe. Both types of pipe are end-finished with threads and couplings. We believe ERW products have captured a significant majority of the carbon grade OCTG market, while seamless products retain a majority of the alloy grade OCTG market. Welded products have captured a significant market position in North America over the last 25 years through improvements in inspection and welding technology along with the marketing efforts of Maverick and other welded pipe producers. We believe further significant market penetration of welded products will depend upon increased market acceptance of welded products, particularly outside of North America.

Line pipe products are used for surface production flow lines, gathering systems, pipeline transportation and distribution systems for oil, natural gas and other fluids. Although line pipe is produced in both welded and seamless forms, welded product represents approximately 83% of the U.S. line pipe consumed annually.

Couplings are made from seamless pipe and are used to connect joints of OCTG products in the exploration and production of oil and natural gas. Approximately 14% of the couplings sold by Texas Arai are consumed in the manufacturing process at our other business units.

Coiled tubing products consist of down-hole tubing, line pipe and umbilicals. Coiled down-hole tubing is used as production tubing, particularly in shallow gas wells in Canada and to service existing oil and natural gas wells by reestablishing well production and extending well life. Coiled line pipe is used in subsea applications where continuous lengths of premium coated steel pipe are used as flow lines. Coiled line pipe is a cost effective alternative to jointed pipe in offshore applications as it allows for much more rapid installation. Coiled umbilicals form the piping system to hydraulically control subsea wellheads and provide monitoring and other controls of these wellheads. Coiled tubing is manufactured in the same manner as OCTG with the exception of the end-finishing process. Coiled tubing does not require the same end-finishing as traditional OCTG products due to its continuous length as it is loaded onto reels and shipped to customers.

Our Energy Products

We manufacture OCTG (other than drill pipe), line pipe, couplings and coiled tubing. In 2004, we expanded our energy products line to include API and premium couplings by acquiring Texas Arai. In 2005, we expanded our international presence in the Western Hemisphere through the acquisition of TuboCaribe. All of our products are produced using the ERW process, with the exception of a portion of the coiled tubing produced by Precision and our couplings produced by Texas Arai.

Our energy products are designed to meet or exceed the applicable standards required by the API and CSA. In addition, similar to other producers, we manufacture our OCTG products in custom or proprietary grades. We design and engineer our custom and proprietary grades for similar applications as products meeting or exceeding API and CSA standards and to provide performance features comparable to products meeting those standards. We warrant our API and CSA casing and tubing to be materially free of defects in material or workmanship in accordance with the applicable specifications. In addition, we warrant our proprietary grade products to be materially free of defects in accordance with our published standards. We have not incurred significant costs in connection with these warranties.

We manufacture finished goods in both carbon and alloy steel grades. The majority of our products are end-finished at our facilities. In contrast, some of our competitors outsource the end-finishing of their products, thus adding to their freight and handling costs, or do not end-finish their products at all. The end-finish process includes, as appropriate, upsetting, beveling, threading, pressure testing and the application of couplings. Our end-finished OCTG products are ready to be installed in oil or natural gas wells. By end-finishing our products, we are better able to control quality, cost and service to our customers. Our alloy grade tubing and casing products accounted for approximately 36%, 31% and 26% of our U.S. OCTG revenues in 2005, 2004 and 2003, respectively. Carbon grade tubing and casing accounted for the balance of these tons. In 2006, we entered into an agreement with Oregon Steel Mills, Inc. (“OSM”), whereby we have the exclusive worldwide right to market and sell OSM’s seamless premium alloy OCTG products. Including these products, we expect premium alloy product revenues will comprise approximately 60% - 70% of our U.S. OCTG revenues in 2006.

Marketing

We sell OCTG and line pipe throughout the Western Hemisphere using multiple sales channels, including distributors, and directly to end-users. Distributors resell our product to end-users who are major, independent and state-owned oil and natural gas producers, gathering and pipeline companies. We sell coiled tubing typically to oilfield service companies as well as oil and natural gas producers throughout the world and sell couplings directly to manufacturers, processors and distributors of OCTG products. We emphasize delivering competitively priced, quality products while providing a high level of service to our customers. We market ourselves as a broad-line supplier of OCTG, line pipe, premium coupling products and coiled tubing. We maintain finished goods inventories at our production facilities and at outside yard locations near prime drilling areas allowing for prompt delivery of our products.

Manufacturing

We continue to reinvest in our manufacturing operations through the purchase of new capital equipment. Capital projects can be characterized as product line expansions, cost reduction/efficiency improvements, safety/

quality improvements or general maintenance. Product line expansions are intended to improve our earnings by increasing the offering of value-added products and services. Cost reduction/efficiency improvements are intended to lower our costs through raw material yield improvement, increased throughput or automation. These types of projects are evaluated based upon the expectation of achieving specific return on investment targets. Safety/Quality improvements are intended to ensure the safety of our workforce and maintain the high product quality that is required to meet industry standards and customer expectations.

During 2005, 2004 and 2003, we spent $22.8 million, $19.2 million and $7.3 million, respectively, on new capital equipment for our existing energy facilities. Our 2005 expenditures included $4.0 million towards the expansion of one of our Precision facilities to increase the availability of coiled tubing to meet increasing demand, $4.0 million towards the expansion at our MTLP facility in Hickman, Arkansas to increase our alloy products capacity to meet increasing demand and $14.8 million for various other projects at our energy facilities. In 2004, our expenditures included a $4.9 million pipe-making capacity expansion at our Prudential facility in Calgary, Alberta. This project was designed to satisfy increasing demand and reduce costs. We spent $14.3 million on various other projects at our energy facilities. In 2003, we spent $3.9 million on the installation of a new slitter at our MTLP facility in Hickman. This project was intended to improve our size range and reduce costs. We spent an additional $3.4 million on various other projects throughout our energy facilities.

The capital budget for our energy facilities in 2006 is $53.3 million, which includes $17.2 million to expand our alloy OCTG product capacity at TuboCaribe, $8.0 million to complete the expansion at Precision, $3.1 million to expand OCTG threading capacity at Prudential and the balance spent on various projects throughout our facilities.

Our most significant costs are raw materials (steel) and labor-related costs. Steel costs are controlled through a combination of capital investment to improve yields and successful purchasing strategies. Labor-related costs are controlled using an innovative compensation plan whereby the employees of our facilities who achieve certain performance-based criteria receive monthly or quarterly gainsharing bonuses. In addition, some employees are eligible to receive annual profitability bonuses.

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

Competition

The suppliers of OCTG and line pipe products face a highly competitive market. We understand the principal competitive factors affecting our business to be quality, delivery, availability, service and price. We believe we enjoy an excellent reputation for quality products, availability and outstanding customer service. We compete with several Western Hemisphere and numerous Eastern Hemisphere producers of OCTG. In the Western Hemisphere OCTG market during 2005, our more significant competitors were Lone Star Steel, a subsidiary of Lone Star Technologies, Inc.; NS Group, Inc. and IPSCO, Inc., each of which primarily produce ERW pipe; United States Steel Corporation; V&M Star, a subsidiary of Vallourec & Mannesmann Tubes and Tenaris S.A., each of which primarily produce seamless pipe. We also compete in the line pipe market in the U.S. with Lone Star Steel, California Steel Industries, Inc., United States Steel Corporation and IPSCO, Inc. and with foreign producers of line pipe, most of which are affiliates of large foreign steel producers. Our most significant coiled tubing competitors during 2005 were Quality Tubing, Inc., a subsidiary of National Oilwell Varco, Inc. and RathGibson, Inc. In the couplings market during 2005, our more significant competitors were Wheeling Machine Products, Inc., a subsidiary of Lone Star Technologies, Inc., Lincoln Manufacturing, Inc. and Amtex Machine Products, Inc.

During 2005, 2004 and 2003, we estimate the portion of total U.S. OCTG consumption in tons satisfied by imports was 45.5%, 34.2% and 28.2%, respectively. During 2005, 2004 and 2003, we estimate the portion of total Canadian OCTG consumption in tons satisfied by imports was 44.5%, 44.4% and 48.8%.

OUR ELECTRICAL PRODUCTS BUSINESS

The Electrical Products Industry

Electrical products encompass a wide variety of tubing and pipe products used for a number of applications. We manufacture primarily steel electrical conduit plus a small amount of standard pipe and mechanical tubing products.

Steel electrical conduit is used as sheathing for electrical and communications wiring in industrial, commercial and institutional construction referred to as nonresidential construction. Standard pipe products are used in industrial applications such as steam, water, air, plumbing and heating. Mechanical tubing products are used for a variety of original equipment manufacturing needs such as axles, furniture, scaffolding and sports equipment.

Like OCTG, steel electrical conduit, standard pipe and mechanical tubing products are produced by processing flat rolled steel into strips, which are cold-formed and then welded. The steel electrical conduit is then galvanized, painted, marked and bundled for shipment.

Our Electrical Products

Our electrical products segment consists primarily of steel electrical conduit produced in sizes of 1/2” to 6” outside diameter. In this segment, we also produce standard pipe and mechanical tubing in sizes up to 16” outside diameter.

Marketing

Steel electrical conduit is sold primarily through manufacturers’ representatives to electrical products distributors, electrical contractors and home improvement retailers. Our marketing strategy emphasizes delivering quality products, competitively priced and providing a high level of service to our customers.

Manufacturing

During 2005, 2004 and 2003, we spent $57.0 million, $3.4 million and $6.4 million, respectively, to consolidate our electrical conduit manufacturing facilities into a new facility in Louisville, Kentucky and on additional equipment at our electrical products facilities. Our 2006 capital budget for our electrical products facilities is $18.0 million, which includes a carryover of $15.4 million from 2005, to complete our Louisville facility. By consolidating our steel electrical conduit business into one location, we expect to eliminate our current outsourcing needs, which should decrease our manufacturing costs and improve our efficiency. Through this consolidation, we estimate $15-$18 million in annual operational, transportation and other cost savings upon its completion given the location and increase in buying power due to having the increased capacity in one location. In addition, we have chosen a location that is:

•	close to steel sources and on the inland waterway, which should result in lower inbound freight costs,

•	centrally located, which should reduce outbound freight costs, and

•	in an area of the country with cost-effective labor.

Seasonality

Seasonal fluctuations also impact the demand for our electrical products to some extent. As demand is driven by nonresidential construction, the fourth quarter of our fiscal year is typically a quarter of weaker demand.

Competition

We believe the principal competitive factors affecting our electrical products business are quality, product availability, delivery, service and price. During 2005, our primary steel electrical conduit competitors were Allied Tube & Conduit, a division of Tyco International Ltd.; Wheatland Tube Company, a John Maneely Company; and Western Tube & Conduit Corporation. The broad distribution network and service component of this business creates a significant barrier for entrance into this market. Our products also compete with PVC conduit, cable tray and flexible metallic conduit which we do not manufacture. These products can be substituted for the types of products we manufacture where allowed by electrical codes, thereby impacting our market share.

RAW MATERIALS

Steel, our principal raw material, comprises 55% to 65% of our production costs. To gain economies of scale with respect to pricing, quality, availability and delivery, we maintain, negotiate and execute the majority of our steel purchase agreements at the corporate level. During 2005, we purchased 76% of our steel for our operations from Nucor Corporation, Mittal Steel Company N.V. and IPSCO, Inc. We have aimed to strategically locate our facilities near steel sources to reduce transportation costs and working capital requirements. For example, our Hickman, Arkansas facility is located adjacent to a Nucor facility, which allows us to transport via rail at reduced expense. Further, its location near the river provides another transportation option in sourcing raw materials. To date, we have not experienced any significant disruption in our supply of raw materials.

EMPLOYEES

At December 31, 2005, we employed 4,649 people. Approximately 85% of our employee base is non-union. The remaining 15% operate under collective bargaining agreements. Prudential operates under a collective bargaining agreement due to expire on December 31, 2006, covering approximately 78% of its employees. Our electrical segment facilities at Elyria, Ohio, Ferndale, Michigan and Bogota, Colombia operate under collective bargaining agreements. The Elyria agreement is due to expire in January 2008 and currently covers 75% of their employees. The Ferndale plant has ceased production and plans to ship all remaining inventory by the end of the first quarter of 2006 (its agreement has been extended to cover the remaining employees). The Bogota agreement expires in November 2006 covering approximately 34% of their employees. Our Counce, Tennessee facility of MTLP operates under a collective bargaining agreement due to expire in November 2008, which covers approximately 81% of the Counce employees and 3% of our MTLP business unit employees.

ITEM 1A.  Risk Factors

You should carefully consider the following risk factors and other information contained or incorporated by reference in this annual report on Form 10-K when evaluating our business and financial condition. Additional risks not presently known to us and risks that we currently deem immaterial may also impair our business operations.

Our energy business is highly cyclical.

Because our energy business is highly cyclical, our historical financial results have been, and our future financial results are expected to be, subject to fluctuations.

Our industry is characterized by intense competition.

We compete against a number of companies in each of our principal business lines. Some of our competitors are larger than we are and have greater financial and marketing resources and business diversification. These companies may be better able than us to successfully endure downturns in either the energy or electrical products sector. We also are subject to competition from imports of lower-cost products from a number of foreign countries. The steel electrical conduit and portions of our energy products markets are largely commodity-based in nature and, as a result, price competition is of particular importance. In periods of reduced demand for or increased supply of our products, we can either choose to maintain market share by reducing our selling prices to meet competition or maintain selling prices, which would likely sacrifice market share. Revenues and overall profitability would be reduced under either scenario.

A material decline in oil and natural gas drilling activity could reduce demand for our energy products, which would cause our revenues to decrease.

OCTG, line pipe, couplings and coiled tubing are our principal energy products and represent our most significant revenue source. Demand for these products depends primarily on the number of oil and natural gas wells being drilled, completed and worked over in the U.S., Canada and Latin America and the depth and drilling conditions of these wells. The level of these activities primarily depends on the economics of the exploration and production of oil and natural gas. Many factors, such as the supply and demand for oil and natural gas, general economic conditions, global weather patterns and global conflicts, affect these economics. As a result, future levels of drilling activity are uncertain.

Increases in steel prices, which would increase our costs of manufacturing our products, could decrease our operating profits.

Steel represents approximately 55% to 65% of our cost of goods sold. As such, changes in the cost of steel can affect our business both positively and negatively. Numerous factors, most of which are beyond our control, drive the cycles of the steel industry and influence steel prices. Some of these factors are:

•	general economic conditions,

•	industry capacity utilization,

•	import duties, and

•	other trade restrictions and currency exchange rates.

If steel prices increase and we are unable to increase our selling prices by a similar amount, our operating profits would decrease.

We depend on a few suppliers for a significant portion of our steel and other important raw materials.

Historically, we have purchased a significant portion of our steel and other important raw materials from a small number of suppliers. The loss of any of these suppliers or interruption of production at one or more of these suppliers could adversely affect our ability to obtain steel and other important raw materials. In such a case, our cost of purchasing steel or other important raw materials from alternate sources could be higher or we may encounter delays in getting necessary quantities of steel or other important raw materials to our plants. Such delays may affect our ability to produce sufficient quantities of our products necessary to sustain our market share, thus negatively impacting our results of operations.

Industry supply levels of our products can affect our pricing and shipment volumes.

Industry inventory levels of our products, particularly OCTG, can change significantly from period to period. These changes can have a direct adverse effect on the demand for new production of energy and electrical products when customers draw from inventory rather than purchase new products. Reduced demand, in turn, would likely result in reduced revenue volume and pricing and, therefore, overall profitability.

Revenue volume and pricing are also affected by the level of imports into North America. As pricing and levels of imports change, our pricing and shipment volumes are affected. The likely result of significant increases in imports without an equivalent increase in demand would be decreased revenues and reduced overall profitability.

Our plans to consolidate our conduit operations into one facility may not be successful.

We are in the process of consolidating our conduit operations into a new facility located in Louisville, Kentucky. In connection with our consolidation, we expect to spend a total of approximately $74 million, which includes the purchase of land, construction costs, new equipment purchases and upgrades to existing equipment to improve the efficiency and productivity of our conduit operations. The consolidation of our conduit operations may expose us to certain risks such as severance and plant abandonment costs, potential unforeseen or higher than expected costs and risks associated with operating difficulties. Any of these risks could adversely affect or prevent the success of our efforts to consolidate our conduit operations.

If we are unable to successfully complete and integrate strategic acquisitions in a timely manner, our growth strategy could be adversely impacted.

An important element of our growth strategy has been and continues to be the acquisitions of other businesses that either expand or complement our existing product lines. For example, in May 2005, we acquired all of the equity of TuboCaribe, a controlling interest in Colmena and all of the equity of Advance. Integrating businesses, however, involves a number of special risks, including:

•	the possibility that management may be distracted from regular business concerns by the need to integrate operations,

•	unforeseen difficulties in integrating operations and systems,

•	problems relating to assimilating and retaining the employees of the acquired business,

•	accounting issues that arise in connection with the acquisition,

•	challenges in retaining customers, and

•	potential adverse short-term effects on operating results.

In addition, we may incur debt to finance future acquisitions and we may issue securities in connection with future acquisitions that may dilute the holdings of our current or future stockholders. If we are unable to successfully complete and integrate acquisitions in a timely manner, our growth strategy could be adversely impacted.

If we have to write off a significant amount of goodwill and other intangible assets, our earnings will be negatively affected.

As of December 31, 2005, goodwill and other intangible assets represented approximately 18% of our total assets. We have recorded goodwill because we paid more for some of our businesses than the fair market value of the tangible and separately measurable intangible net assets of those businesses. Current accounting standards require a periodic review of goodwill for impairment in value and a non-cash charge against earnings with a corresponding decrease in stockholders’ equity if circumstances indicate that the carrying amount will not be recoverable. A significant write-off of goodwill or intangible assets will negatively affect our earnings.

The operations of the end-users of our products expose us to potential product liability claims.

Oil and natural gas drilling and transmission activities are subject to inherent risks, including risks relating to failures, leaks and fires. Actual or claimed defects in our products could give rise to claims, liabilities, costs and expenses, including but not limited to:

•	loss of life,

•	personal injury,

•	property damage,

•	damage to equipment and facilities,

•	pollution, and

•	loss of production or suspension of operations.

Product liability claims occur infrequently in our business, but when they happen, they can be material. We maintain insurance coverage against potential product liability claims, other than pollution, with per occurrence deductibles and total claim limits that we believe is adequate. However, in the future we may incur product liability claims in excess of our insurance coverage or that are subject to substantial deductibles or that result in uninsured product liability costs. These liabilities and costs could have a material adverse effect on our business, results of operations and financial condition. Moreover, any claims made under our policies likely will cause our premiums to increase, and we may not be able to maintain adequate insurance coverage levels in the future.

Our level of indebtedness could make us vulnerable to down-turns in the energy market.

As of December 31, 2005 we had $25.5 million of indebtedness under our senior revolving credit facility, $370 million of indebtedness under convertible senior subordinated notes and a $50.0 million bank loan in Colombia. If our debt level increases or our profitability declines due to a cyclical decline or other factors, our operations and financial condition may be adversely affected in several ways, including but not limited to:

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

Our senior revolving credit facility limits our ability to pay dividends, create liens, sell assets or enter into transactions with our affiliates without the consent of the lenders. Borrowing availability is based on a percentage of eligible accounts receivable, eligible inventory and property, plant and equipment, reduced by outstanding letters of credit. If our borrowing availability under the senior revolving credit facility falls below $75 million, we are limited to $40 million of capital expenditures per year. If availability falls below $50 million, we become subject to certain restrictive covenants including, but not limited to, the maintenance of a minimum fixed charge coverage ratio. If this occurs, the full amount outstanding would be classified as current. As of December 31, 2005, we had additional borrowing availability of approximately $282.3 million. Any one of these covenants could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.

Adverse economic or political conditions in Colombia may decrease our revenues.

Our TuboCaribe and Colmena manufacturing facilities are both located in Colombia. This exposes us to adverse economic and political conditions in Colombia, including the risks of changes in foreign currency exchange rates, interest rates, inflation, governmental spending, social instability, political unrest, regulatory and taxation changes and other political, economic or social developments, which could adversely affect our financial condition and results of operations.

Colombia has experienced several periods of criminal violence, primarily due to the activities of drug cartels and left-wing guerrilla groups. In response, the government has implemented various security measures and has strengthened its military and police forces. Nevertheless, drug-related crime and guerrilla activity continue to exist in some areas of the country. These violent activities and their possible escalation may have a negative impact on our business in Colombia.

Compliance with and changes in environmental, health and safety laws regulating the operation of our business could increase the costs of producing our products and expose us to environmental claims.

Our businesses are subject to numerous local, state, provincial and federal laws and regulations concerning environmental, health and safety matters, including those relating to air emissions, wastewater discharges and the generation, handling, storage, transportation, treatment and disposal of hazardous wastes. Violations of those laws and regulations could lead to substantial fines and penalties. Also, there are costs associated with compliance with those laws and regulations and risks of additional costs and liabilities relating to the investigation and remediation of past or present contamination, at current as well as former properties utilized by us and at third-party disposal sites, regardless of fault or the legality of the original activities that led to such contamination. Moreover, future developments, such as changes in laws and regulations, more stringent enforcement or interpretation thereof and claims for property damage or personal injury could cause us to incur substantial losses or expenditures. Although we believe we are in substantial compliance with all applicable current laws and regulations, any new or modified laws or regulations could increase the cost of producing our products, and thereby reduce our profits.

Certain of our operations are subject to collective bargaining agreements that could subject us to additional labor costs.

Employees at five of our plant locations are covered by collective bargaining agreements. As of December 31, 2005, these agreements cover approximately 15% of our total workforce. These agreements expire in November 2006, December 2006, January 2008, November 2008 and one that covers employees at our Ferndale, Michigan plant. Our Ferndale plant has ceased production and plans to ship all remaining inventory by the end of the first quarter of 2006. The collective bargaining agreement that covers employees at this plant was extended to cover any remaining employees. Our failure to renew or negotiate new collective bargaining agreements with substantially similar terms could result in labor disruptions and increased labor costs, thereby increasing the costs of producing our products. If we are unable to successfully complete new collective bargaining agreements prior to the expiration of any of these agreements, we could experience a work stoppage or labor disruption at one or more of these plants. Depending on the duration, the plant and the number of employees involved, a work stoppage or labor disruption could adversely impact our operations.

We have defined benefit pension plans, which could result in charges against our earnings.

Our Prudential subsidiary sponsors two pension plans and a post-retirement benefit plan for substantially all of its Canadian employees and a supplemental executive retirement plan for certain key Prudential executives. At December 31, 2005, certain of these plans were under-funded in the aggregate by approximately $24.1 million. In addition, if these plans fail to achieve an investment return equal to the estimated rate for a particular fiscal year, such deficiency could result in a charge against earnings for that and subsequent years.

Effective internal controls over financial reporting provide only a reasonable assurance as to the preparation and fair presentation of financial statements.

Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to prevent fraud. However, because of the inherent limitations with any system of controls, including the possibility of human error, the circumvention or overriding of controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. Moreover, projections of the effectiveness of internal control over financial reporting in future periods are subject to the risk that the control may become inadequate because of changes in condition or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our controls, fail to implement new or improved controls, or if we experience difficulties in implementing these controls, our business and operating results could be affected, we could fail to meet our reporting obligations and there could be a material adverse effect on our stock price.

Due to the international nature of our business we are susceptible to fluctuations in foreign currency rates.

We have transactional foreign currency exposure arising from some of our international sales and international payables. The amount of such exposure is generally limited to our Canadian operations as our other operations transact business primarily in U.S. Dollars. Movements in the exchange rate of the U.S. dollar against the Canadian dollar can have a significant impact on our results and financial condition.

Our translational foreign currency exposure arises primarily from our Canadian operations. We believe that implementing a hedging policy to mitigate this risk could be difficult and could have negative implications with governing bodies.

ITEM 1B	Unresolved Staff Comments

As of the filing of this annual report on Form 10-K, there were no unresolved comments from the staff of the SEC.

ITEM 2	Properties

Operating Properties

Refer to the table under the caption “Our Company” in Item 1 Business, for a summary of information concerning our operating facilities. In addition, we lease 66,500 square feet of office space in Chesterfield, Missouri, and 15,816 square feet of office space in Calgary, Alberta. Our Chesterfield offices serve as our corporate headquarters and as headquarters for MTLP. Our Calgary offices serve as headquarters for Prudential. These leases expire in 2008. We also maintain leased sales offices throughout the world.

We believe our facilities are adequately insured, properly maintained and equipped with machinery and equipment suitable for their use. All of our North American operating facilities have been pledged as collateral under our senior revolving credit facility. See “Liquidity and Capital Resources” in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Property Held for Sale

We own four acres of land in Youngstown, Ohio. This site has a 44,000 square-foot office building. We expect to sell the land and office building during 2006 as part of our relocation of the administrative functions of Republic Conduit.

ITEM 3	Legal Proceedings

We periodically have claims arising in the normal course of business that proceed to litigation. We maintain insurance coverage against these claims that we believe is adequate and are not aware of any litigation to which we are a party where the outcome would have a material adverse effect on our business or operations.

ITEM 4	Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2005, covered by this report, no matters were submitted to a vote of our stockholders through the solicitation of proxies or otherwise.

PART II

ITEM 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.01 per share, trades on the New York Stock Exchange under the symbol “MVK.” There were 178 holders of record of our common stock as of March 8, 2006. The high and low closing sales prices of our common stock for the periods indicated as reported by the NYSE were as follows:

	2005		2004
Quarter	High	Low	High	Low

First	$36.47	$28.72	$23.97	$17.00
Second	$34.55	$26.62	$27.65	$20.11
Third	$34.53	$28.98	$31.82	$26.08
Fourth	$40.78	$26.58	$31.75	$25.75

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

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2005, is included in our definitive proxy statement and incorporated herein by reference. Our definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.

Purchases of Equity Securities

			Total Number of	Maximum Number
			Shares Purchased	of Shares That May
	Total Number of	Average Price	as Part of Publicly	Yet Be Purchased
Periods	Shares Purchased	Paid per Share	Announced Plan	Under Plan(1)

For the period November 9, 2005 through November 30, 2005	5,617,670	$33.98	5,617,670
For the period December 1, 2005 through December 31, 2005	602,000	$39.01	602,000

	6,219,670	$34.47	6,219,670

(1)	We announced on November 9, 2005 our intention to repurchase shares of our common stock. Our Board of Directors approved up to $250 million in repurchases from November 9, 2005 to March 31, 2006 and the use of the proceeds from the 1.875% Convertible Senior Subordinated Notes due 2025 to fund all or part of such repurchases.

On December 31, 2005, we acquired 4,867 shares from C. Robert Bunch, our Chairman, President and Chief Executive Officer, to satisfy tax withholding obligations in connection with the vesting of certain restricted shares held by Mr. Bunch.

Through September 30, 2005, our exchangeable shares traded on the Toronto Stock Exchange under the symbol “MAV.” As of September 30, 2005, all remaining exchangeable shares were redeemed for shares of our common stock on a one-for-one basis and are no longer listed on the Toronto Stock Exchange. The high and low closing sales prices in Canadian dollars on the Toronto Stock Exchange of our exchangeable shares for the periods indicated were as follows:

	2005				2004
Quarter	High		Low		High		Low

First	C$	45.11	C$	34.51	C$	32.03	C$	22.00
Second	C$	42.78	C$	33.67	C$	36.75	C$	28.00
Third	C$	42.00	C$	33.62	C$	41.36	C$	34.36
Fourth		N/A		N/A	C$	40.00	C$	32.11

ITEM 6	Selected Financial Data

The selected financial data set forth below for each of the five years ended December 31, 2005, should be read in conjunction with “Item 7 Management’s Discussion and Analysis on Financial Results of Operations,” the consolidated financial statements, related notes and other financial information included herein.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)

Statement of Income Data:
Net revenues	$1,785,233	$1,287,573	$805,608	$384,447	$476,035
Cost of goods sold	1,434,250	923,178	704,960	346,517	373,611

Gross profit	350,983	364,395	100,648	37,930	102,424
Selling, general and administrative	83,025	68,233	43,721	31,406	27,516
Sales commissions	10,137	11,238	5,830	—	—
Impairment of intangible assets(1)	2,100	—	—	—	—
Trade case relief	(679)	(3,633)	(1,104)	(2,709)	—
Restructuring charges(2)	—	—	584	1,186	8,061
Start-up costs(3)	—	—	—	—	1,101

Income from operations	256,400	288,557	51,617	8,047	65,746
Interest expense	14,222	9,795	9,637	4,325	3,090

Income from continuing operations before income taxes	242,178	278,762	41,980	3,722	62,656
Provision for income taxes	77,529	105,101	15,013	2,418	22,407

Income from continuing operations	164,649	173,661	26,967	1,304	40,249
(Loss) income from discontinued operations, net of tax	(3,570)	20,135	(4,010)	1,582	(1,968)
Gain (loss) on disposals, net of tax(4)	11,201	—	—	518	(10,240)

Net income	$172,280	$193,796	$22,957	$3,404	$28,041

Diluted earnings per share from continuing operations	$3.84	$4.06	$0.64	$0.03	$1.18

Diluted earnings per share	$4.02	$4.54	$0.55	$0.09	$0.82

Average shares deemed outstanding(5)	42,862	42,751	42,196	38,492	34,117

Other Data:
Depreciation and amortization	$32,007	$26,756	$22,242	$19,541	$13,139
Capital expenditures	84,580	34,465	20,902	22,809	24,732
Balance Sheet Data (end of period):
Working capital	308,011	471,083	253,663	201,195	142,316
Total assets	1,239,290	1,002,437	670,726	595,883	357,447
Current maturities of long-term debt(6)	187,902	3,298	3,533	2,977	4,157
Long-term revolving credit facility	25,483	54,660	50,213	132,927	62,000
Other long-term debt (less current maturities)	251,704	122,981	124,209	2,742	5,991
Stockholders’ equity	566,856	595,664	384,798	338,286	225,383

(1)	Represents the write-down of a tradename intangible asset related to our SeaCAT operations.

(2)	Represents a restructuring charge for the write-down of property and equipment and accrual of other cash obligations of $584, $1,186 and $8,061 for the years ended December 31, 2003, 2002, and 2001, respectively, resulting from the closing of the Longview, Washington facility and the relocation of most of that facility’s production equipment to Hickman, Arkansas.

(3)	Represents the operating loss during the start-up phase of our large diameter pipe and tubing mill, which began operations in October 2000, and the Longview, Washington facility, which began operations in December 1998.

(4)	Represents the sale of our HSS business in 2005 and the sale of our DOM business in 2002 and 2001.

(5)	Reflects the adoption of EITF 04-8 during 2004 and includes the dilutive effect of the 2003 Notes and 2004 Notes in diluted earnings per share for all periods presented.

(6)	Included in 2005 are our 2003 Notes and 2004 Notes totaling $120,000 as these notes are considered current due to the ability for the holders to exercise their conversion rights.

ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, commonly referred to as MD&A, is intended to help the reader understand Maverick Tube Corporation, our operations and our business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes. This overview summarizes the MD&A, which includes the following sections:

•	Our Business — a general description of the key drivers that affect our business and the industries in which we operate.

•	Our Business Strategy — a description of the strategic initiatives on which we focus and the goals we seek to achieve.

•	Results of Operations — an analysis of our overall results of operations and segment results for the three years presented in our financial statements. We operate in two segments: Energy Products and Electrical (formerly Industrial) Products.

•	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, off-balance sheet arrangements, contractual obligations, the potential impact of currency exchange and an overview of financial position.

•	Critical Accounting Estimates — a description of accounting estimates that require critical judgments and estimates.

OUR BUSINESS

We believe there are certain key drivers and industry factors that are critical to understanding our business. The general driver of demand for our energy products is the level of drilling for, and development, production and transportation of, oil and natural gas in the Western Hemisphere. We believe that the current high level of activity in the energy industry is a result of increasing demand for oil and natural gas driven by an expanding global economy and the industrialization of China and India. Industry forecasters expect growth in drilling in the U.S. and Canada of 10% to 15% in 2006. Latin America is expected to grow at a slower pace. The general driver of demand for our electrical products is nonresidential construction activity in North America. Nonresidential construction was soft in the first half of 2005 but improved by year end. Industry forecasters expect 2% to 4% growth in 2006. For both our energy and electrical products, the spread between our selling prices and the cost of steel is one of the primary factors that can affect our profitability in any given year.

Energy Products

Our energy products line consists of OCTG (other than drill pipe), line pipe, couplings and coiled tubing products. We are a leading Western Hemisphere producer of OCTG and couplings for use in newly drilled oil and natural gas wells and of line pipe used for transporting oil and natural gas. We are a worldwide market leader in coiled tubing products for use in well workovers, coiled tubing drilling applications and coiled subsea line pipe. Our energy products segment contributed approximately 82%, 74% and 77% of our net revenues for 2005, 2004 and 2003, respectively.

We believe the rig count published by Baker Hughes Incorporated, which reports the number of active oil and natural gas drilling rigs, is widely accepted within the energy industry and is a reliable indicator of drilling activity levels. The level of drilling activity and the amount of resources our end-users commit to the exploration for and production of, oil and natural gas is largely a function of current prices for oil and natural gas and the industry’s future price expectations. High oil and natural gas prices in 2005 caused exploration and production companies to increase the number of active oil and natural gas drilling rigs throughout the world. We believe that increasing demand for oil and natural gas, along with tight supplies, will continue to support high prices for these natural resources. This, in turn, should continue to support a high level of drilling activity in 2006.

The quantity and quality of imports from foreign competitors can also affect the U.S., Canadian, and Latin American OCTG and line pipe markets. High levels of imports may reduce the volume sold by domestic producers and may suppress selling prices. We believe we have advantages over imported products. These include our alliance relationships, high levels of customer service, flexibility in our supply chain, and product and process innovation. We import OCTG from Colombia into the U.S. and Canada from our recently acquired TuboCaribe subsidiary and we import OCTG and line pipe into Canada from our U.S. operations.

Industry inventory quantities can also affect the U.S., Canadian, and Latin American OCTG and line pipe markets. Excessive inventories can suppress selling volumes and prices while lean inventories can lead to increased shipments and higher prices. We believe that, currently, inventory levels are generally in balance.

OCTG

We manufacture production casing, surface casing, and production tubing. These OCTG products are used in new oil and natural gas wells. Accordingly, demand for our OCTG products is determined by the level of oil and natural gas drilling activity in the Western Hemisphere and the footage drilled per rig. The supply and demand balance for oil and natural gas leads to changes in prices for these natural resources which, in turn, drive the amount of dollars our end-users commit to the exploration for, and production of, oil and natural gas. Accordingly, increases and decreases in oil and natural gas prices can have a direct effect on the demand for our OCTG products. Given published data regarding available oil and natural gas reserves, and the industrialization of certain countries such as China and India, we expect the long-term demand for our products to be strong.

However, oil and natural gas prices may be subject to relatively short-term fluctuations based on various events and conditions, such as weather. Factors affecting OCTG supply are imports, industry inventory changes, exports and changes in the level of shipments by domestic producers. Based upon current high levels of drilling activity resulting from high oil and natural gas prices, demand for OCTG products is very strong. Since December 2005, we have seen the price of natural gas fall from an average of $12.83/mmbtu to a closing price on March 9, 2006 of $6.48/mmbtu, a 49.5% decrease. We have not yet seen tangible indications of any material adverse effect on our business from this decline. However, should exploration and production companies drilling for natural gas determine that current and anticipated natural gas prices do not sustain current drilling levels, then our U.S. energy businesses, particularly OCTG and line pipe, would be adversely affected for the period of time the price of natural gas is depressed. Should this occur, we expect that our Canadian energy and coiled tubing businesses will be impacted to a lesser degree and that the impact on drilling activity in the rest of the world would be negligible.

Also affecting demand in the U.S. is inventory levels maintained by manufacturers, distributors and end-users and whether these inventory levels are being increased, reduced or maintained. Today, we believe that industry inventory levels in the U.S. are generally in balance. Inventory levels in Canada are less meaningful because Canadian end-users and distributors do not typically hold significant amounts of inventory.

The following table illustrates these demand-related drivers:

	Years Ended December 31,
	2005	2004	2003

U.S. Market Activity:
Active average drilling rig count(1)	1,380	1,190	1,031
Average workover rig count(1)	1,354	1,235	1,129
Average U.S. energy prices(2):
Oil per barrel (West TX Intermediate)	$56.69	$41.46	$31.22
Natural gas per mmbtu (Henry Hub spot)	$8.92	$5.89	$5.49
U.S. OCTG Consumption (in thousands of tons):
U.S. producer shipments(3)	2,478	2,256	1,933
Imports(4)	1,657	1,109	758
Inventory (increase)/decrease(5)	(486)	(122)	(1)

Total U.S. Consumption	3,649	3,243	2,690

Canadian Market Activity:
Active average drilling rig count(1)	458	369	372
Average workover rig count(1)	654	615	350
Average Canadian energy prices:
Natural gas per mmbtu (in U.S. $)(6)	$6.53	$4.54	$4.30
Canadian OCTG Consumption (in thousands of tons):
Canadian producer shipments(7)	769	660	539
Imports(8)	510	379	403
Inventory (increase)/decrease(9)	(132)	(186)	(116)

Total Canadian Consumption	1,147	853	826

Latin America Market Activity:
Active average drilling rig count(1)	316	290	244

(1)	Based on monthly rig count as reported by Baker Hughes, Incorporated

(2)	Monthly average period prices as reported by World Bank and Spears and Associates

(3)	As reported by Duane Murphy and Associates in the “OCTG Situation Report” and management estimates

(4)	OCTG Situation Report, the Preston Pipe Report, the U.S. Census Bureau and management estimates

(5)	Management estimate based upon independent research by Duane Murphy and Associates.

(6)	Average Alberta natural gas spot price as reported by Nickles Energy Group

(7)	Reported by Statistics Canada Steel Pipe and Tube Report

(8)	As reported by Statistics Canada

(9)	Management estimate based upon data reported by Statistics Canada

U.S. oil and natural gas prices were higher on average in 2005 as a result of relatively tight oil and natural gas supplies, geopolitical instability and continued strong energy demand. Higher oil and natural gas prices improved the economics of drilling and completing oil and natural gas wells. This resulted in the increase in U.S. oil and natural gas drilling as reflected in the above table.

Line Pipe

Line Pipe is used to transport primarily natural gas from the well site to gathering or storage facilities. Accordingly, new natural gas well completions is a key driver of our line pipe business. However, because line pipe is used later in the energy cycle, the impact to our line pipe business lags 6 to 12 months behind drilling activity changes. Similar to OCTG, we analyze the demand for our line pipe products by focusing on the Baker Hughes rig count, the impact of changes in the price of oil and natural gas, and the effect of imports and industry inventory levels. In addition to the OCTG drivers and factors, our line pipe revenues are also influenced by general economic activity, the level of pipe line construction activity, and line pipe replacement requirements. Through acquisitions and organic growth, we have become one of the largest manufacturers of welded line pipe products with a diameter of sixteen inches or less in North America.

Couplings

Couplings are used to connect joints of OCTG for installation in a new oil or natural gas well. Therefore, the drivers of demand are similar to those for OCTG products. We manufacture couplings in both carbon and alloy steel grades in sizes from 2 3/8” to 20” inside diameters. We also manufacture a full range of premium couplings through various licensing agreements. Premium couplings are made to customer specifications and offer superior performance for a wide range of complex applications. We are one of the largest coupling producers in the Western Hemisphere.

Coiled Tubing Products

Coiled tubing products are continuously milled strings of steel pipe coiled on a spool. These products include coiled tubing, coiled subsea flow lines and coiled subsea umbilicals. Coiled tubing demand for well-workover and shallow well drilling applications has been growing significantly. This increased demand along with the development of new products has prompted us to spend $12 million over 2005 and 2006 to expand our coiled tubing manufacturing capacity to satisfy the increased demand. We believe we are the worldwide leader in coiled tubing products with our advantages including size range, technology and reputation.

Coiled tubing is used down-hole as production tubing and to service, or “work-over,” existing oil and natural gas wells by reestablishing well production and extending well life. For this reason, the number of wells being worked over using coiled tubing is a primary driver of our coiled tubing business. While there is no published count of wells being worked over using coiled tubing, the economics of using coiled tubing well work-overs are similar, if not better, than the economics for well work-overs using traditional methods. Therefore, we believe that the Baker Hughes work-over rig count is a reliable proxy for coiled tubing well work-over activity. The factors that impact the Baker Hughes work-over rig count, especially current and expected prices of oil and natural gas, are similar to those that affect the rig count that drives OCTG and line pipe. North American work-over rigs averaged 2,008 in 2005 compared to 1,850 in 2004, an 8.5% increase.

Coiled line pipe is a carbon steel product used in subsea flow line applications where the use of continuous reels of our premium coated steel line pipe reduces both mobilization and installation costs. For one particular project, coiled line pipe was specified by the engineers from a major state-owned exploration and production company for use on a Barent’s Sea liquefied natural gas project. Demand for this product should continue to increase due to its installed cost advantage and the role liquefied natural gas is expected to play in natural gas supply in the future. Coiled subsea umbilical tubing is a continuously milled string of laser welded stainless steel pipe with a coating of extruded zinc. This product is used in subsea control systems that connect the wellhead on the sea floor with surface production installations. The primary driver of coiled line pipe demand and umbilical tubing demand is offshore exploration and production spending. In 2005, U.S. offshore drilling spending increased 13.2% to $12.9 billion compared to 2004, while international spending was up 21.9% to $32.8 billion compared to 2004. According to Spears and Associates, global offshore spending for 2006 is forecasted to reach $39.4 billion, an increase of 20.1% over 2005.

Electrical Products

Our electrical products segment consists primarily of steel electrical conduit used to sheath electrical and communications wiring in industrial, commercial and institutional construction. We also produce a small amount of standard pipe and mechanical tubing products which are used in numerous applications in industrial, commercial and institutional construction, which are typically referred to collectively as “nonresidential construction.” While the sources of demand for these products are diverse and difficult to identify, we believe the primary demand driver for our electrical products is nonresidential construction. As such, the amount being spent on nonresidential construction is a key indicator for the strength of overall demand for our electrical products.

Nonresidential construction spending in the first half of 2005 lagged the first half of 2004 by about 9%. Improvement in the second half of 2005 resulted in full year spending that was about in line with 2004 levels. Our conduit shipments decreased 11.8% in 2005 compared to 2004 as our market share returned to more traditional levels after strong gains related to steel availability in 2004. If construction activity continues at the same pace as the second half of 2005 or increases, we could see increased shipment levels in 2006.

Steel Electrical Conduit

The primary application for steel electrical conduit is sheathing for electrical and communications wiring in industrial, commercial and institutional construction, which is classified in general as nonresidential construction. Estimated domestic consumption of steel electrical conduit during 2005, 2004 and 2003 was about 460,000, 480,000 and 520,000 tons, respectively. Published forecasts for U.S. nonresidential construction activity in 2006 predict a 3.8% increase in construction starts, compared to a constant level of activity in 2005 compared to 2004. We are one of four producers that account for most of the steel electrical conduit consumed in the U.S. Our 2005 market share was approximately 33%.

Steel Costs of Our Products

The steel component of our costs of goods sold historically has represented approximately 55% to 65% of our costs of goods sold. Accordingly, we believe another key driver of our profitability is the cost of steel and our ability to pass that cost on to our customers. Because we value our inventory using an average cost methodology, the steel component of our cost of goods sold lags steel purchase price changes by approximately three to four months. Steel prices declined during the course of 2005 where we saw the cost of steel in our cost of goods sold decrease from an average of approximately $750 per ton for the first quarter of 2005 to an average of approximately $600 per ton in the fourth quarter of 2005. The following table illustrates the price of steel by quarter over the last five years:

OUR BUSINESS STRATEGY

We are committed to being a growth company and have developed a business strategy that is focused on the following strategic initiatives:

Expand Our Geographic Presence through Both Organic and Acquisition Growth

As our oil and natural gas exploration, production and transmission customers have expanded their global presence, we have as well. Our acquisition of Prudential in 2000 substantially augmented our Canadian presence. Our 2002 acquisition of Precision involved substantial revenues from outside the Western Hemisphere. Our May 2005 acquisitions of TuboCaribe, Colmena and Advance have provided us a foundation for growth in Latin America. While the nature and timing cannot be predicted, we intend to further increase our geographic footprint both organically and through further acquisitions. A broader geographic reach will enable us to further expand and optimize our manufacturing capacity, improve our sourcing capabilities and cost structure, and provide more responsive service to our worldwide oil and natural gas exploration, production and transmission customers.

Leverage Our Leading Western Hemisphere Oilfield Tubulars Position to Expand Our Offering of Complementary Highly-Engineered Products and Services to Our Energy Customers

We believe that we are the North American market share leader in OCTG and line pipe. We have worked to leverage this leadership position to expand into complementary highly-engineered products. With our acquisition of Precision in 2002, we believe we are the worldwide market share leader in coiled tubing products. Our SeaCAT acquisition in 2003 added subsea umbilical products to our Precision business. With our acquisition of Texas Arai in 2004, we developed a leading position in API and premium couplings. We intend to grow our presence in each of these product areas. We currently have initiatives in place to increase our coiled tubing manufacturing capacity by 50% and to increase our capacity to deliver premium alloy OCTG products by more than 100%. We also intend to add additional complementary highly-engineered products and services to further meet the needs of our oil and natural gas exploration, production and transmission customers.

Optimize Return on Capital Employed Across Business Units

The ultimate measure of our success is the creation of stockholder value. We remain committed to generating attractive returns on the capital employed in our businesses. In 2005, we commenced a plan to consolidate our Republic Conduit manufacturing facilities in Louisville, Kentucky. We expect to realize $15 to $18 million in annual operational, transportation and other cost savings upon its completion. Additionally, in June 2005 we sold our highly-commoditized North American Industrial Hollow Structural Section (commonly referred to as HSS) business, in which we did not have a leading market position. We restructured our Company along business unit lines, enabling us to better respond to changes in our increasingly diversified markets. This will also help us to assess and manage each of our businesses’ return on net assets employed. During November and December 2005, we repurchased approximately 6.2 million shares of our common stock, about 15% of our outstanding equity. We believe this transaction, funded by a $250 million convertible debt issue, will improve our return on shareholders’ equity. Finally, we are continuing to pursue various initiatives to improve our systems, optimize our use of working capital and realize various selling, general and administrative (“SG&A”) and operational efficiencies to further increase our return on capital employed.

RESULTS OF OPERATIONS

During 2005, net revenues increased $497.7 million as a result of strong energy demand along with contribution from our May 2005 acquisition of our Colombian operations. We continued to raise prices throughout 2004 and 2005 due to growing demand. The price of steel, our main raw material, fluctuated throughout 2004 and 2005, increasing at the end of 2004. Because we value our inventory at average cost, it takes three to four months for purchased steel to flow through cost of goods sold in our financial statements. Therefore, in 2004, our gross profit benefited from the increasing selling prices and an inventory of relatively low cost steel. Conversely, we entered 2005 with inventory purchased at costs higher than the then current replacement costs. Thus, despite higher selling prices in 2005 compared to 2004, our gross profit margins were lower in comparison to 2004. In 2005, we generated net income of $172.3 million or $4.02 per diluted share. For purposes of providing better comparative standards, even though our business units sell products by piece, feet, item and tons, we report selling price per ton and costs per ton.

Overall Company

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Results of Operations	2005	2004	Change	% Change
	(in thousands, except percentages,
	tons shipped and average selling price per ton)

Net revenues	$1,785,233	$1,287,573	$497,660	38.7%
Cost of goods sold	1,434,250	923,178	511,072	55.4%

Gross profit	350,983	364,395	(13,412)	(3.7)%
Gross profit as % of sales	19.7%	28.3%
Operating expenses	94,583	75,838	18,745	24.7%

Income from operations	256,400	288,557	(32,157)	(11.1)%
Interest expense	14,222	9,795	4,427	45.2%
Provision for income taxes	77,529	105,101	(27,572)	(26.2)%
(Loss) income from discontinued operations, net of tax	(3,570)	20,135	(23,705)	(117.7)%
Gain on sale of HSS business, net of tax	11,201	—	11,201	NM

Net income	$172,280	$193,796	$(21,516)	(11.1)%

Tons shipped	1,281,641	1,086,554	195,087	18.0%
Average selling price per ton	$1,393	$1,185	$208	17.5%

NM	= Not meaningful

Net revenues — The 38.7% increase in net revenues to $1.785 billion was attributable to an 18.0% increase in total product shipments and a 17.5% increase in overall average net selling prices. Our Colombian operations provided approximately $140 million in net revenues for the seven months since our acquisition in May 2005. The remaining increases were primarily in our energy segment (where each of our product lines had increases in net revenues) as our average net selling price and tons shipped increased 24.9% and 22.7%, respectively.

Cost of goods sold — Cost of goods sold increased 55.4% to $1.434 billion primarily due to an increase in the cost of steel and increased revenues. Our overall average unit cost per ton of products sold increased 32% and our total product shipments increased 18%.

Gross profit — Gross profit decreased 3.7% to $351.0 million as a result of higher cost of steel flowing through cost of goods sold in 2005 compared to 2004. The average cost of steel flowing through our cost of goods sold in 2005 was approximately $683 per ton, a 40% increase over 2004.

Operating expenses — Operating expenses increased $18.7 million attributable to an increase in SG&A expenses of $14.8 million consisting primarily of adding our Colombian operations ($12.4 million since our acquisition in May 2005). SG&A expenses as a percentage of net revenues decreased to 4.6% compared to 5.3% due to certain operating cost savings and efficiencies as well as the overall increase in selling prices. We also wrote-off $2.1 million related to our SeaCAT tradename intangible; had a decrease in sales commissions of 9.8% to $10.1 million primarily due to the 3.1% decrease in electrical revenues; and recognized $0.7 million in recovery under the Continued Dumping & Subsidy Offset Act (“CDSOA”) compared to $3.6 million in 2004. Under CDSOA, payments are made to various companies, including Maverick, to cover certain expenses including investment in manufacturing facilities and acquisition of technology incurred after the imposition of antidumping and subsidy measures. We cannot predict the amounts or the certainty of any recoveries associated with CDSOA in future years.

Interest expense — Interest expense increased $4.4 million to $14.2 million due primarily to $3.7 million in interest on our Colombian debt since our acquisition in May 2005, an increase of $1.7 million in interest on our revolving credit facility as we borrowed additional funds to finance our Colombian acquisition and have experienced higher rates in 2005, offset in part by an increase of $1.2 million in capitalized interest due primarily to our new conduit facility in Kentucky.

Provision for income taxes — The decrease in our provision for income taxes on continuing operations to $77.5 million from $105.1 million was due to lower income from continuing operations in addition to our effective tax rate decreasing from 37.7% to 32.0% due to our mix of U.S. and foreign income, the benefit of our domestic manufacturing deduction and the impact, in 2004, related to a dividend from our Canadian subsidiary.

Discontinued operations and sale of HSS business — On June 30, 2005, we completed the sale of our HSS business. On September 1, 2005, we acquired the assets and assumed certain liabilities of PCD, which we held for sale during the remainder of 2005, and subsequently sold on February 15, 2006. Accordingly, the operating results of our HSS business and PCD were segregated from continuing operations and reported separately as discontinued operations. The loss from operations of the discontinued businesses was $3.6 million in 2005 compared to profit of $20.1 million in 2004. The income from operations of the discontinued businesses during 2004 was due to higher selling prices and the lower cost of inventory. Falling selling prices in 2005 and higher cost inventory purchased in the fourth quarter of 2004 when steel prices were substantially higher, which flowed through cost of goods sold of our HSS business during the first six months of 2005, led to our loss in 2005. The gain on the sale of the HSS business was $11.2 million, net of a $6.4 million tax provision.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Results of Operations	2004	2003	Change	% Change
	(In thousands, except percentages,
	tons shipped and average selling price per ton)

Net revenues	$1,287,573	$805,608	$481,965	59.8%
Cost of goods sold	923,178	704,960	218,218	31.0%

Gross profit	364,395	100,648	263,747	262.0%
Gross profit as % of sales	28.3%	12.5%
Operating expenses	75,838	49,031	26,807	54.7%

Income from operations	288,557	51,617	236,940	459.0%
Interest expense	9,795	9,637	158	1.6%
Provision for income taxes	105,101	15,013	90,088	600.1%
Income (loss) from discontinued operations, net of tax	20,135	(4,010)	24,145	NM

Net income	$193,796	$22,957	$170,839	744.2%

Tons shipped	1,086,554	1,134,839	(48,285)	(4.3)%
Average selling price per ton	$1,185	$710	$475	66.9%

NM = Not meaningful

Net revenues — The 59.8% increase in net revenues to $1.29 billion was due primarily to a 66.9% increase in overall average net selling prices. We increased our prices based upon additional product demand and to offset increases in the cost of steel implemented by our major steel suppliers. Because of our aggressive price increases, we experienced a 4.3% decrease in total product shipments.

Cost of goods sold — Cost of goods sold increased 31.0% to $923.2 million primarily due to an increase in the cost of steel as our overall average unit cost per ton of products sold increased 36.9% to an average of $850 per ton.

Gross profit — Gross profit increased 262.0% to $364.4 million primarily due to strengthening market conditions in both our energy and electrical product lines and the sale of generally lower cost inventory at higher selling prices during the first three quarters of 2004. We began to experience the impact of the higher cost of steel during the fourth quarter of 2004.

Operating expenses — The overall $26.8 million increase in operating expenses was due primarily to increases in SG&A expenses of $24.5 million and sales commissions of $5.4 million. These increases resulted primarily from additional sales commission expense on our electrical product line, incentive compensation, write-down on our joint venture and charges related to business development activities. We also recognized $3.6 million in recovery under CDSOA compared to $1.1 million in 2003. SG&A expenses as a percentage of net revenues decreased to 5.3% in 2004 compared to 5.4% in 2003.

Interest expense — Interest expense increased $0.2 million to $9.8 million due primarily to slightly higher average borrowings and average interest rates in 2004.

Provision for income taxes — The increase in our provision for income taxes on continuing operations to $105.1 million from $15.0 million was due primarily to increased pretax income from continuing operations in addition to our effective tax rate increasing from 35.8% to 37.7% due primarily to our mix of U.S. and foreign income and the impact related to a dividend from our Canadian subsidiary in 2004.

Discontinued operations — The income from operations of the discontinued businesses during 2004 was due primarily to the sale of lower cost inventory at higher selling prices. We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46 “Consolidation of Variable Interest Entities,” on March 31, 2004, which resulted in the consolidation of PCD as of that date. Included in income from discontinued operations for the year ended December 31, 2004, was a $1.6 million non-cash cumulative charge net of income tax benefit of $1.0 million to recognize the prior losses of PCD during the first quarter of 2004.

Energy Products Segment

				2005 v 2004	2004 v 2003
	2005	2004	2003	% Change	% Change
	(In thousands, except tons shipped, average
	sale price per ton and percentages)

Tons shipped	1,056,852	861,484	882,109	22.7%	(2.3)%
Average sale price per ton	$1,384	$1,108	$705	24.9%	57.2%
Net revenues	$1,462,372	$954,440	$621,955	53.2%	53.5%
Cost of goods sold	$1,181,289	$730,853	$542,416	61.6%	34.7%
Gross profit	$281,083	$223,587	$79,539	25.7%	181.1%
Gross profit per ton	$266	$260	$90	2.3%	188.9%
Gross profit %	19.2%	23.4%	12.8%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Our energy segment accounted for 82% and 74% of our net revenues in 2005 and 2004, respectively. Demand for our energy products continued to strengthen in 2005 as our net revenues increased year over year in all of our energy products lines: OCTG, line pipe, couplings and coiled tubing. Our energy shipment volumes increased 195,368 tons to 1.1 million tons in 2005. We experienced robust Canadian activity, continued strength in the U.S. market and significant volumes reflecting seven months of activity from our recently acquired Colombian operations. The combination of increased shipments and higher selling prices has resulted in significant gains in net revenues.

A key indicator of this segment is average drilling rig counts. Average drilling rig counts, as disclosed in an earlier table, increased 16.0%, 24.1% and 9.0% in the U.S., Canada and Latin America, respectively, in 2005 compared to 2004. Additional drivers of our results were significant increases in oil and natural gas prices stimulating the increases in active drilling and work-over rigs and continued increases in consumption of OCTG and other energy products. The reductions in our gross margins are primarily the result of higher steel prices flowing through our cost of goods sold in 2005 relative to 2004. In 2004, our gross margins benefited from the higher selling prices and an inventory of relatively low cost steel. Conversely, we entered 2005 with a substantial inventory of steel purchased at costs higher than 2005 replacement costs. Consequently, despite higher selling prices in 2005 compared to 2004, our gross margin rates were lower.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Our energy segment accounted for 74% and 77% of our net revenues in 2004 and 2003, respectively. While 2004 average U.S. drilling rig counts increased 15.4% and Canadian drilling rig counts remained relatively constant from 2003, our decrease in energy product shipments was due primarily to aggressively raising our prices as our raw material price per ton of steel increased in 2004. Our overall average net selling price increase in 2004 primarily attributed to our gains in net revenues. The increase in our gross margin is primarily the result of higher average selling prices coupled with an inventory of relatively low cost steel.

Electrical Products Segment

				2005 v 2004	2004 v 2003
	2005	2004	2003	% Change	% Change
	(In thousands, except tons shipped, average
	sale price per ton and percentages)

Tons shipped	224,789	225,070	252,730	(0.1)%	(10.9)%
Average sale price per ton	$1,436	$1,480	$727	(3.0)%	103.6%
Net revenues	$322,861	$333,133	$183,653	(3.1)%	81.4%
Cost of goods sold	$252,961	$192,325	$162,544	31.5%	18.3%
Gross profit	$69,900	$140,808	$21,109	(50.4)%	567.1%
Gross profit per ton	$311	$626	$84	(50.3)%	645.2%
Gross profit %	21.7%	42.3%	11.5%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The primary demand driver for our electrical products is nonresidential construction in addition to the general level of economic activity in the construction, transportation, agricultural, material handling and recreational market segments. Nonresidential construction spending was below 2004 levels for most of 2005. Our conduit shipments decreased 11.8% in 2005 compared to the comparable period of 2004. Our Colombian operations, acquired in May 2005, shipped 38,636 tons during the seven months ended December 31, 2005. Our reduced margins are due primarily to higher steel costs in our cost of goods sold for 2005.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

The 81% increase in net revenues in 2004 was due primarily to a 104% increase in our average net selling price for our electrical products offset by a reduction in shipments of 11%. A tight steel market led to continual increases in the cost of steel during 2004 and we realized higher selling prices compared to 2003. Our 2004 margins also benefited as the first half of 2004 included previously purchased lower cost inventory that flowed through our cost of sales.

LIQUIDITY AND CAPITAL RESOURCES

General

We operate in a capital intensive business and access to various financing resources is vital to our continued financial strength. We have been successful in obtaining attractive financing from a variety of sources. We feel we have been successful because of the essential nature of our industry and our role within it, our credit profile, our near world-wide loyal customers, our international manufacturing diversification and our solid management team.

We continually monitor our actual and forecasted cash flows, liquidity and capital resources. This enables us to address unbudgeted business activities that may arise during the year resulting from changing business conditions or new opportunities. In addition to our working capital needs, we have committed cash requirements for the reinvestment and expansion of our business.

We have not historically paid cash dividends. Any payment of cash dividends in the future will depend upon our financial condition, capital requirements, and earnings as well as other factors we may deem relevant. In addition, our long-term revolving credit facility with commercial lenders restricts the amount of dividends we can pay to our stockholders.

Debt

Senior Credit Facility

Our senior credit facility provides up to $325.0 million of revolving credit and an expansion up to a maximum of $450.0 million via an accordion feature. The revolving credit line is secured by certain accounts receivable, inventories, property, plant and equipment and all or part of the voting stock of our subsidiaries. Our borrowing capacity under this revolving credit facility is based on a percentage of eligible accounts receivable, eligible inventory and property, plant and equipment reduced by outstanding letters of credit. Interest is payable at U.S. or Canadian Prime rates, Banker’s Acceptance Rates or LIBOR adjusted by an interest rate margin, depending upon certain financial measurements. If availability falls below $75.0 million, the senior credit facility limits capital expenditures to $40.0 million per year. Also, if availability falls below $50.0 million, we become subject to certain restrictions and covenants, including maintaining a minimum fixed charge coverage ratio and our senior lenders can exercise dominion over our cash. If this occurs, the full amount outstanding would be classified as a current liability. In addition, the senior credit facility limits our ability to pay dividends, create liens, sell assets or enter into certain transactions with affiliates without the consent of the lenders. As of December 31, 2005, we had an outstanding balance on our senior credit facility of $25.5 million, an average interest rate of 7.25%, outstanding letters of credit of $7.6 million and additional availability of approximately $282.3 million. At December 31, 2005, we were borrowed at prime rather than LIBOR due to the nature of our working capital needs.

Convertible Subordinated Notes

We have two convertible note issues totaling $370 million: $120 million outstanding of 4.0% senior subordinated convertible notes due June 15, 2033 (comprised of notes issued in June 2003 (“2003 Notes”) and notes exchanged in December 2004 (“2004 Notes”) for substantially all of the 2003 Notes) and $250 million outstanding of 1.875% senior subordinated convertible notes issued in November 2005 (“2005 Notes”) due November 15, 2025. We pay interest semiannually on both convertible notes.

2003 Notes and 2004 Notes — In addition to the 4% interest obligation, beginning with the six-month interest period commencing on June 15, 2008, we may be required to pay contingent interest at a rate of 0.25% during a six-month interest period if the average trading price of the convertible notes equals or exceeds 130.0% of the principal amount during a specified period prior to such six-month interest period. The embedded derivative related to this contingent interest feature is required to be valued separately from the convertible notes. However, the fair value of this derivative was not material at December 31, 2005 and as such has not been valued separately. The convertible notes are general unsecured obligations and are subordinated to our senior indebtedness. Additionally, as of December 31, 2005, these notes were convertible at the election of the note holders, because our stock price exceeded the redemption price of $35.03 for a consecutive 20-trading day period ending on a calendar quarter, as defined in the indenture. If conditions to convert these notes are not met in future periods, the notes will no longer be convertible and will be classified as long-term debt.

The 2004 Notes require us to settle all conversions for a combination of cash and shares, at an initial conversion rate of 34.2583 shares of our common stock per $1,000 principal amounts of the notes if any, in lieu of only shares. Cash paid will equal the lesser of the principal amount of the 2004 Notes and their conversion value. Shares of common stock will be issued to the extent the conversion value exceeds the principal amount of the 2004 Notes. Shares of our common stock will be issued for the conversion value of the 2003 Notes. As a result of the exchange offer, we have $115.5 million of the 2004 Notes and $4.5 million of the 2003 Notes outstanding as of December 31, 2005. The 2004 Notes and the 2003 Notes have identical terms other than the net share settlement upon conversion and the public acquirer change of control features included in the 2004 Notes and are convertible into a maximum of 4,110,997 shares of our common stock. Upon a change of control in which the acquirer’s common stock is traded on a U.S. national securities exchange or quoted on the NASDAQ National Market, the 2004 Notes will become convertible into the common stock of the acquirer.

We have the right to redeem the convertible notes after June 15, 2008 and before June 15, 2011, at a redemption price equal to par plus accrued and unpaid interest including contingent interest, if any, only if the closing price of our common stock has exceeded 130.0% of the conversion price then in effect over 20 trading days out of a period of 30 consecutive trading days. After June 15, 2011, we may redeem any or all of the convertible notes for cash at any time at a redemption price equal to par plus accrued and unpaid interest including contingent interest, if any. Holders of the convertible notes have the right to require us to purchase all or any of their convertible notes on June 15, 2011, 2013, 2018, 2023, and 2028, at a price equal to par plus accrued and unpaid interest including contingent interest, if any, payable in cash. Holders of the convertible notes also have the right to require us to purchase all or some of their convertible notes at a price equal to par plus accrued and unpaid interest including contingent interest, if any, if certain change of control events occur prior to June 15, 2011.

2005 Notes — Interest, at 1.875%, is payable semi-annually in May and November of each year, beginning in May 2006. These notes are general unsecured obligations and are subordinated to our present and future senior indebtedness. These notes are convertible (at an initial conversion rate of 24.6406 shares of common stock per $1,000 principal amount of notes — equivalent to an initial conversion price of approximately $40.58 per share of common stock) on any day prior to the close of business on the scheduled trading day immediately preceding August 15, 2013 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of that measurement period was less than 103% of the product of the last reported sale price of our common stock and the conversion rate on each such day; or (2) upon the occurrence of specified corporate events. On and after August 15, 2013 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion we will pay cash and shares of our common stock, if any, based on a daily conversion value calculated on a proportionate basis for each day of the relevant twenty trading-day observation period. The maximum number of shares upon conversion would be 6,160,150.

Holders may require us to repurchase for cash all or part of their notes on November 15, 2013, at a price equal to 100.25% of the principal amount of the notes being repurchased, plus accrued and unpaid interest. In addition, holders may require us to repurchase for cash all or part of their notes on November 15, 2015 and November 15, 2020 or upon a fundamental change, in each case at a price equal to 100% of the principal amount of the notes being repurchased plus any accrued and unpaid interest up to, but excluding, the purchase date. In addition, in the event of a fundamental change prior to November 15, 2013, the conversion rate may be increased by an additional number of shares per $1,000 principal amount of the notes. We will pay cash for all notes so purchased.

We may redeem for cash all or part of the notes on November 15, 2013 at a price equal to 100.25% of the principal amount of the notes being redeemed, plus accrued and unpaid interest. After November 15, 2013, we may redeem for cash all or part of the notes at a price equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest.

In connection with the issuance of the 2005 Notes, we entered into convertible note hedge and warrant option transactions with respect to our common stock. The maximum number of shares to be issued under the warrant is 6,160,150, subject to certain adjustment provisions. These transactions have no effect on the terms of the 2005 Notes and are intended to reduce the potential dilution upon future conversion of the 2005 Notes by effectively increasing the initial conversion price to $52.00 per share. The net cost of $29,321 of the convertible note hedge and warrant option transactions was included in shareholders’ equity, along with the tax benefit of the hedge of $33,119.

The net proceeds of $214,391 from the sale of the 2005 Notes were used to repurchase 6,219,670 shares of our common stock through December 31, 2005. Subsequent to December 31, 2005, we have repurchased an additional 80,000 shares and have availability through Board of Director approval to purchase up to an additional $32.1 million of our common stock through the repurchase program’s plan expiration date of March 31, 2006.

Colombian Loan

In connection with our purchase of the Colombian operations, we acquired debt comprised of loans with numerous local and national banks within Colombia. On August 26, 2005, we consolidated that debt into a one-year, LIBOR plus an interest rate margin of 1.5%, $50.0 million loan for our Colombian operations. As of December 31, 2005, the debt balance was $50.0 million, at an interest rate of 5.65% and is classified as a current liability due to the short term nature of the loan. We also have $0.5 million in letters of credit outstanding. We are in discussions with several banks the potential for converting this debt into long term debt of our Colombian operations during the first half of 2006.

Our net debt to total capitalization ratio (defined as total debt less cash (n), divided by equity plus (n)) increased from 19.7% at December 31, 2004 to 43.8% at December 31, 2005 primarily due to the issuance of the 2005 Notes, the net proceeds of which were used to repurchase our common stock. We believe this ratio is a measure of our long-term liquidity and is an indicator of financial flexibility.

Summary of Cash Flow Activity

The following is a summary of our cash flows (in thousands):

	For the Years Ended December 31,
	2005	2004	2003

Net cash provided by continuing operating activities	$158,454	$34,938	$27,400
Net cash used by investing activities	(158,047)	(70,718)	(24,838)
Net cash (used) provided by financing activities	(17,690)	7,735	23,520
Net cash provided (used) by discontinued operations	25,259	11,297	(509)

Net Cash Provided by Continuing Operating Activities — During 2005, cash provided by operations was impacted by a $24.3 million increase in accounts receivable (corresponding to our increase in net revenues), a $65.3 million decrease in inventories (primarily due to entering 2005 with higher priced steel in inventory), a $37.8 million decrease in accounts payable (attributable to the decrease in inventory) and a $42.0 million decrease in accrued expenses compared to 2004. During 2004, cash generated from continuing operations was negatively impacted primarily by a $219.7 million increase in inventories. As tons of inventory increased by only 17.9%, the remaining increase is directly attributable to the increase in steel prices we experienced in 2004 compared to 2003. During 2003, cash generated from continuing operations was negatively impacted by a $38.4 million increase in accounts receivable and a $36.4 million decrease in accounts payable offset by a decrease in inventories of $34.5 million.

Net Cash Used by Investing Activities — The primary factors affecting net cash used by investing activities in 2005 were the acquisition of our Colombian operations of $131.6 million, net of cash acquired, and $84.6 million in capital expenditures, of which $57.0 million was attributable to the construction of our new conduit facility in Louisville, Kentucky. Offsetting these uses of cash were proceeds of $36.4 million related to the sale of our HSS business. The primary purpose for the net cash used by investing activities during 2004 was the net purchase of $20.0 million in short-term investments, cash used in the acquisition of Texas Arai in the amount of $20.2 million and capital expenditures in the amount of $34.5 million. The primary purpose for the net cash used by investing activities during 2003 was the cash used in the acquisition of SeaCAT in the amount of $4.0 million and capital expenditures in the amount of $20.9 million.

Net Cash (Used) Provided by Financing Activities — Net cash provided by financing activities for 2005 was primarily from the issuance of our $250 million 2005 Notes offset by our purchase of shares taken into treasury for $214.4 million. Additionally, we had uses of cash of $31.1 million for repayments on our senior credit facility and $29.3 million for costs associated with our convertible note hedge and warrant options transactions. The primary source for the net cash provided by financing activities during 2004 was the proceeds from the exercise of stock options of $6.9 million. The primary source for the net cash provided by financing activities during 2003 was the $120 million 2003 Notes, partially offset by an $89.5 million decrease in our long-term revolving credit facility, a $4.6 million increase in deferred debt costs and $3.0 million of regularly scheduled long-term debt payments.

Net Cash Provided (Used) by Discontinued Operations — In 2005, cash provided by discontinued operations was primarily due to the collections of accounts receivable and the sale of inventory. Our Statement of Cash Flows provides a split for cash flows provided or used by operating, investing and financing activities.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of December 31, 2005. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their durations, anticipated actions by third parties and other factors. The enforceable and legally binding obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective.

	Payments Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)

Total debt(1)	$465,089	$187,902	$1,704	$25,483	$250,000
Estimated interest payments(2)	228,109	12,587	19,020	18,975	177,527
Operating leases(3)	15,562	6,142	7,735	1,378	307
Purchase obligations(4)	14,835	14,835	—	—	—
Other liabilities(5)	6,136	6,136	—	—	—

Total contractual cash obligations	$729,731	$222,602	$28,459	$45,836	$427,834

(1)	Amounts represent the expected cash payment for our total debt (except for “Less Than 1 Year” as this included the $120 million of 2003 Notes and 2004 Notes that are considered current debt due to the ability for the holders to exercise their conversion rights) and do not include deferred issuance costs.

(2)	Amounts represent the expected cash payment for interest on our debt.

(3)	We enter into operating leases in the normal course of business. Some lease agreements provide us with the option to renew the lease. Our future operating lease payments would change if we exercised these renewal options and if we entered into additional operating lease agreements.

(4)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transactions. Purchase obligations exclude agreements that are cancelable at any time without penalty.

(5)	Amounts represent other liabilities, where both the timing and amount of payments streams are known. Amounts do not include payments for pension payments for various postretirement benefit plans and payments for deferred taxes and other tax liabilities, as such amounts have not been determined beyond 2005 but include expected employer contributions for the year ended December 31, 2005.

Our capital expenditure budget for 2006 is approximately $71.2 million, which includes a carryover of $15.4 million related to the completion of the consolidation of our conduit facilities, $17.2 million to expand our heat treat capacity at TuboCaribe, $8.0 million to complete our expansion of our existing facility at Precision, $3.1 million to expand our OCTG finishing facilities at Prudential and $27.5 million to acquire new equipment for our other existing manufacturing facilities. We expect to meet ongoing working capital and the capital expenditure requirements from a combination of cash flow from operating activities and available borrowings under our senior credit facility. However, this budget could be reduced to help manage liquidity needs.

OFF BALANCE SHEET ARRANGEMENTS

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interest, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us.

CRITICAL ACCOUNTING ESTIMATES

Certain accounting issues require management estimates and judgments for the preparation of financial statements. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting estimates. Our management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the disclosure relating to these estimates in the MD&A. Our most significant estimates and judgments are listed below.

Goodwill and Other Intangible Assets

Our acquisitions of Precision, Conduit, SeaCAT and our Colombian operations have resulted in goodwill of $186.5 million and other acquired intangibles, net of accumulated amortization, of $32.1 million. We are required to conduct an impairment test of goodwill and other intangible assets on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We conducted this test during the fourth quarter of 2005.

Management analyzed the valuation of our recent acquisitions by utilizing a discounted cash flow method and a market multiple method. Both of these techniques required us to estimate future sales prices and volumes. We used our internal budgets, which are based on recent sales data and market information as well as current cost of production, to estimate future cash flows. Based on these estimates, we believe the enterprise value of our acquisition continues to be greater than our investment. As a result, we have determined that no impairment of our goodwill has occurred. While the annual impairment tests did not indicate goodwill impairment, we would be subject to future impairment if the operating results and cash flows of our recent acquisitions would not support the fair value of the reporting unit’s net assets including goodwill.

In the fourth quarter of 2005, we recorded an impairment of $2.1 million related to our SeaCAT tradename intangible asset as a result of the full combination of SeaCAT into the Precision business unit. The use of the SeaCAT name will be phased out during the first two quarters of 2006. SeaCAT is part of our energy segment.

Accounts Receivable Collectibility

We evaluate the collectibility of our accounts receivable for each of our segments based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., bankruptcy filing or substantial downgrading of credit), we record a specific reserve for bad debts against the amounts due reducing the net recognized receivable to the amount we estimate will be collected. For all other customers, we estimate reserves for bad debts based on the length of time receivables have been past due and our experience with collection. If circumstances change, such as further deterioration in a customer’s ability to meet its financial obligations to us, our estimate of the recovery could be reduced by a material amount. Our bad debt expense on accounts receivables was $0.2 million for 2005 and $1.2 million for 2004.

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

Our tax filings for various periods are subject to audit by the tax authorities in the jurisdictions in which we conduct business. These audits may result in assessments of additional taxes. Resolutions of these situations inevitably include some degree of uncertainty. The resulting change to our tax liability, if any, is dependent on numerous factors which are difficult to estimate. These include, but are not limited to:

•	the amount and nature of additional taxes potentially asserted by tax authorities;

•	the willingness of tax authorities to negotiate a fair settlement through an administrative process;

•	the impartiality of the courts; and the potential for changes in the tax paid in Canada or Colombia that either produce, or fail to produce, an offsetting tax change in the U.S.

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

All alternative minimum tax credit carryforwards were used in 2004. Net operating loss carryforwards with a tax value of $16.5 million were available at December 31, 2005. Management believes that the character and nature of estimated future taxable income will allow for full realization of the associated tax benefits from the net operating loss carryforwards before they expire between 2011 and 2021, except for $183,000 for which a valuation allowance has been established.

Foreign earnings are intended to be permanently reinvested outside the U.S. As a result, no income tax provision has been recorded for U.S. taxes on the cumulative undistributed foreign earnings. At December 31, 2005, $5.6 million of foreign tax credit carryforwards were available. We will continue to maintain a full valuation allowance against the foreign tax credit carryforwards until sufficient positive evidence exists to support realization of such assets.

Pension Plans

Prudential sponsors two pension plans (the Hourly Plan and the Salary Plan) and a supplemental executive retirement plan, or SERP. The most significant estimates related to these plans involve the expected long-term rate of return on plan assets and discount rate. At December 31, 2005, we have estimated the expected long-term rate of return to be 7.0% and the discount rate, which reflects the current rate at which pension liabilities could be effectively settled, to be 5.0%. In determining the expected long-term and discount rate, we analyze rates of return on high-quality, fixed income investments whose portfolio is balanced between equity and fixed income investments. We monitor the performance of these funds semiannually against asset return benchmarks mandated by Prudential’s board. Based upon these benchmarks, we believe our pension assumptions are appropriate.

ITEM 7A	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk to the extent that we borrow against our senior credit facility and other variable rate debt. Assuming the current level of borrowings of $90.5 million at variable rates and a two-percentage-point change in the average interest rate under these borrowings, it is estimated our interest expense for the year ended December 31, 2005, would have changed by approximately $1.8 million. In the event of an adverse change in interest rates, we would likely take actions that would mitigate our exposure to interest rate risk. Further, no consideration has been given to the effects of the change in the level of overall economic activity that could exist in such an environment.

Steel Commodity Risk

We are also subject to commodity price risk with respect to purchases of steel. Steel costs historically have represented approximately 55% to 65% of our cost of goods sold. As a result, the steel industry, which is highly volatile and cyclical in nature, significantly affects our business. We expect our current replacement cost of steel to flow through our cost of goods sold over the next three to four months. In addition, we depend on a few suppliers for a significant portion of our steel. The loss of one of our significant steel suppliers or the inability to obtain the necessary amount of steel could have a temporary adverse effect on our ability to produce the quantity of products necessary to sustain our market share, thus impacting our results of operations.

Foreign Currency Risk

Our cash flows related to our Canadian operations are measured and reported in Canadian dollars. The Canadian operations are translated to the U.S. dollar equivalent based on published exchange rates for the reporting period. The functional currency for our Colombia operations is primarily U.S. dollars, with approximately 70%-80% of our Latin American operation’s transactions being U.S. dollar based and the remainder of which are Colombian Peso based and are translated to the U.S. dollar equivalent based on published exchange rates for the reporting period. The translation process creates foreign currency risks to our earnings, but is necessary to consolidate our operations for U.S. reporting purposes. We understand this risk, but due to its nature hedging this type of risk can create more risk and be viewed negatively from governing bodies; therefore we choose not to mitigate our translational risk. We have reviewed our transactional foreign currency risk from a global perspective and have mitigated the majority of this risk through specific business transactions. The remaining transactional foreign currency risk is minimal as of December 31, 2005. We will continue to assess and mitigate our significant transactional foreign currency risk as it arises.

ITEM 8	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Maverick Tube Corporation

We have audited the accompanying consolidated balance sheets of Maverick Tube Corporation and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maverick Tube Corporation and Subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Notes 3 and 7 to the consolidated financial statements, in 2004 the Company adopted the provisions of Financial Accounting Standards Board Interpretation Number 46 (revised December 2003), “Consolidation of Variable Interest Entities”, and Emerging Issues Task Force Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Maverick Tube Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

St. Louis, Missouri
March 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Maverick Tube Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A, that Maverick Tube Corporation and Subsidiaries (Maverick Tube Corporation) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Maverick Tube Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Colombian entities acquired May 27, 2005, which are included in the December 31, 2005 consolidated financial statements of Maverick Tube Corporation and Subsidiaries and constituted $235.7 million and $155.1 million of total and net assets, respectively, as of December 31, 2005 and $137.7 million and $11.6 million of revenues and income from operations, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at these operations because they continue to integrate these operations into their control environment, thus making it impractical to complete an assessment as of December 31, 2005. Our audit of internal control over financial reporting of Maverick Tube Corporation also did not include an evaluation of the internal control over financial reporting of the Colombian entities acquired May 27, 2005.

In our opinion, management’s assessment that Maverick Tube Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Maverick Tube Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Maverick Tube Corporation and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Maverick Tube Corporation and Subsidiaries and our report dated March 3, 2006, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

St. Louis, Missouri
March 3, 2006

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

The management of Maverick is responsible for the information contained in the financial statements. The financial statements have been prepared by us in accordance with United States generally accepted accounting principles appropriate in the circumstances and necessarily include certain amounts based on management’s best estimates and judgments.

We maintain a system of internal accounting control that we believe is sufficient to provide reasonable assurance that, in all material respects, transactions are properly authorized and recorded, financial reporting responsibilities are met, and accountability for assets is maintained. In establishing and maintaining any system of internal control, judgment is required to assess and balance the relative costs and expected benefits. Management believes that through the careful selection of employees, the division of responsibilities, and the application of formal policies and procedures, Maverick has an effective and responsive system of internal accounting controls. The system is monitored by our staff of controllers and our internal auditors, who evaluate and report to management on its effectiveness. In addition, our code of conduct requires and our employees have agreed to maintain a high level of ethical standards in the conduct of the Company’s business.

The Audit Committee of the Board of Directors is comprised of four independent directors who meet regularly with the independent auditors, internal audit and management to ensure that each is meeting its responsibilities regarding the objectivity and integrity of the Company’s financial statements. Both the independent auditors and internal auditors have full and free access to the Audit Committee without the presence of management to discuss, among other things, their evaluation of the adequacy of the internal controls and the quality of our financial reporting.

/s/  C. Robert Bunch
C. Robert Bunch
Chairman of the Board, President and
Chief Executive Officer

/s/  Joyce M. Schuldt
Joyce M. Schuldt
Senior Vice President — Finance, Chief Financial
Officer and Secretary (Principal Financial and
Principal Accounting Officer)

MAVERICK TUBE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$23,071	$14,721
Short-term investments	—	19,965
Accounts receivable, less allowances of $7,355 and $6,641 at December 31, 2005 and 2004, respectively	212,749	160,240
Inventories	408,311	447,080
Deferred income taxes	6,636	9,488
Income taxes refundable	14,284	—
Prepaid expenses and other current assets	12,604	8,404

Total current assets	677,655	659,898

Property, plant, and equipment, net of accumulated depreciation	307,289	211,534
Goodwill	186,541	85,984
Other acquired intangibles, net of accumulated amortization	32,106	34,522
Deferred income taxes	20,690	—
Other assets	15,009	10,499

Total Assets	$1,239,290	$1,002,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$116,218	$98,957
Accrued expenses and other liabilities	47,499	42,809
Deferred revenue	11,401	14,387
Income taxes payable	6,624	29,364
Current maturities of long-term debt	187,902	3,298

Total current liabilities	369,644	188,815

Long-term debt, less current maturities	277,187	177,641
Other long-term liabilities	25,603	21,387
Deferred income taxes	—	18,930

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 authorized shares; 1 share issued and outstanding	—	—
Common stock, $0.01 par value; 80,000,000 authorized shares; 43,213,741 and 42,645,309 shares issued and 36,907,502 and 42,632,445 shares outstanding at December 31, 2005 and 2004, respectively	432	426
Additional paid-in capital	257,391	238,895
Unamortized value of restricted stock	(2,935)	(1,416)
Treasury stock, 6,306,239 and 12,864 shares at December 31, 2005 and 2004, respectively	(216,310)	(222)
Retained earnings	528,268	355,988
Accumulated other comprehensive income	10	1,993

Total Stockholders’ Equity	566,856	595,664

Total Liabilities and Stockholders’ Equity	$1,239,290	$1,002,437

See accompanying notes

MAVERICK TUBE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)

Net revenues	$1,785,233	$1,287,573	$805,608
Cost of goods sold	1,434,250	923,178	704,960

Gross profit	350,983	364,395	100,648
Selling, general and administrative	83,025	68,233	43,721
Sales commissions	10,137	11,238	5,830
Impairment of intangible assets	2,100	—	—
Restructuring charges	—	—	584
Trade case relief	(679)	(3,633)	(1,104)

Income from operations	256,400	288,557	51,617
Interest expense	14,222	9,795	9,637

Income from continuing operations before income taxes	242,178	278,762	41,980
Provision for income taxes	77,529	105,101	15,013

Income from continuing operations	164,649	173,661	26,967
(Loss) income from discontinued operations (net of income tax expense (benefit) of $(1,306), $13,207 and $(2,265), respectively)	(3,570)	20,135	(4,010)
Gain on sale of HSS business, net of tax provision of $6,439	11,201	—	—

Net income	$172,280	$193,796	$22,957

Basic earnings (loss) per share:
Income from continuing operations	$3.91	$4.10	$0.65
Income (loss) from discontinued operations	0.18	0.48	(0.10)

Net income	$4.09	$4.58	$0.55

Diluted earnings (loss) per share:
Income from continuing operations	$3.84	$4.06	$0.64
Income (loss) from discontinued operations	0.18	0.47	(0.10)

Net income	$4.02	$4.54	$0.55

See accompanying notes

MAVERICK TUBE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Unamortized			Accumulated
			Additional	Value of			Other
	Common Stock		Paid-In	Restricted	Treasury	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stock	Stock	Earnings	Income (Loss)	Equity
	(In thousands, except share data)

Balance at December 31, 2002	40,942,976	$409	$212,361	$—	$—	$139,235	$(13,719)	$338,286
Net income	—	—	—	—	—	22,957	—	22,957
Cash flow hedges (net of $137 tax benefit)	—	—	—	—	—	—	(254)	(254)
Minimum pension liability (net of $177 tax expense)	—	—	—	—	—	—	338	338
Foreign currency translation	—	—	—	—	—	—	8,773	8,773

Comprehensive income								31,814
Exercise of stock options — directors and employees	325,010	4	2,306	—	—	—	—	2,310
Issuance of common stock	733,676	7	12,097	—	—	—	—	12,104
Tax benefit associated with the exercise of non-qualified options	—	—	284	—	—	—	—	284

Balance at December 31, 2003	42,001,662	420	227,048	—	—	162,192	(4,862)	384,798
Net income	—	—	—	—	—	193,796	—	193,796
Cash flow hedges (net of $7 tax benefit)	—	—	—	—	—	—	241	241
Minimum pension liability (net of $854 tax benefit)	—	—	—	—	—	—	(1,648)	(1,648)
Foreign currency translation	—	—	—	—	—	—	8,262	8,262

Comprehensive income								200,651
Exercise of stock options — directors and employees	550,407	5	6,917	—	—	—	—	6,922
Stock issued under restricted stock plan, net of forfeitures	80,376	1	1,875	(1,654)	(222)	—	—	—
Share based compensation	—	—	450	238	—	—	—	688
Tax benefit associated with the exercise of non-qualified options	—	—	2,605	—	—	—	—	2,605

Balance at December 31, 2004	42,632,445	426	238,895	(1,416)	(222)	355,988	1,993	595,664
Net income	—	—	—	—	—	172,280	—	172,280
Cash flow hedges (net of $0 tax benefit)	—	—	—	—	—	—	13	13
Minimum pension liability (net of $3,478 tax benefit)	—	—	—	—	—	—	(6,869)	(6,869)
Foreign currency translation	—	—	—	—	—	—	4,873	4,873

Comprehensive income								170,297
Exercise of stock options — directors and employees	436,626	5	8,161	—	—	—	—	8,166
Stock issued under restricted stock plan, net of forfeitures	58,101	1	3,850	(2,348)	(1,503)	—	—	—
Purchase of treasury stock	(6,219,670)	—	—	—	(214,585)	—	—	(214,585)
Convertible note hedge and warrant option transactions, net of $33,119 tax benefit	—	—	3,798	—	—	—	—	3,798
Share based compensation	—	—	1,107	829	—	—	—	1,936
Tax benefit associated with the exercise of non-qualified options	—	—	1,580	—	—	—	—	1,580

Balance at December 31, 2005	36,907,502	$432	$257,391	$(2,935)	$(216,310)	$528,268	$10	$566,856

See accompanying notes

MAVERICK TUBE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2005	2004	2003
	(In thousands)

OPERATING ACTIVITIES
Net income	$172,280	$193,796	$22,957
Income (loss) from discontinued operations and gain on sale of HSS business, net of tax	7,631	20,135	(4,010)

Income from continuing operations	164,649	173,661	26,967
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	29,494	23,941	20,381
Amortization	2,513	2,815	1,861
Income tax benefit on the exercise of non-qualified stock options	1,580	2,605	284
Share-based compensation expense	3,701	688	—
Deferred income taxes	2,318	6,683	4,141
Provision for losses on accounts receivable, net	212	1,203	298
(Gain) loss on sale of property and equipment	(1,267)	274	376
Non-cash portion of restructuring charges	—	—	150
Non-cash impairment charge	2,100	—	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(24,278)	(37,535)	(38,384)
Inventories	65,289	(219,699)	34,552
Prepaid expenses and other current assets	(9,887)	(572)	3,074
Other assets	4,849	(5,026)	1,678
Accounts payable	(37,812)	39,856	(36,395)
Accrued expenses and other liabilities	(42,042)	35,043	7,639
Deferred revenue	(2,965)	11,001	778

Cash provided by continuing operating activities	158,454	34,938	27,400
INVESTING ACTIVITIES
Cash paid for acquisitions, net of cash received	(131,594)	(22,133)	(4,000)
Expenditures for property, plant and equipment	(84,580)	(34,465)	(20,902)
Proceeds from disposal of equipment	1,871	5,845	64
Proceeds from sale of investments	19,900	30,100	—
Proceeds from sale of discontinued operations	36,356	—	—
Purchase of investments	—	(50,065)	—

Cash used by investing activities	(158,047)	(70,718)	(24,838)
FINANCING ACTIVITIES
Net (repayments) borrowings on senior credit facility	(31,090)	4,660	(89,514)
Proceeds from convertible senior subordinated notes	250,000	—	120,000
Proceeds from bank loan in Colombia	50,000	—	—
Principal payments on long-term borrowings and notes	(38,305)	(3,275)	(2,977)
Deferred debt costs	(10,790)	(811)	(4,630)
Net principal payments (borrowings) on long-term note receivable	—	239	(1,669)
Purchase of treasury stock	(214,585)	—	—
Proceeds from exercise of stock options	6,401	6,922	2,310
Net payment of convertible note hedge and warrant option transactions	(29,321)	—	—

Cash (used by) provided by financing activities	(17,690)	7,735	23,520
Cash flows from discontinued operations (Revised — see Note 1)
Operating cash flows	25,841	11,652	(509)
Investing cash flows	(582)	(355)	—

Total cash flows from discontinued operations	25,259	11,297	(509)
Effect of exchange rate changes on cash and cash equivalents	374	2,267	1,078

Increase (decrease) in cash and cash equivalents	8,350	(14,481)	26,651
Cash and cash equivalents at beginning of period	14,721	29,202	2,551

Cash and cash equivalents at end of period	$23,071	$14,721	$29,202

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$14,157	$8,647	$7,520
Income taxes	$88,163	$76,742	$7,964
Noncash investing and financing activities:
Note receivable for sale of discontinued operations	$—	$—	$954
Stock issued for acquisitions	$—	$—	$12,104

See accompanying notes

Maverick Tube Corporation

Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

1.	Summary of Significant Accounting Policies

Organization and Principles of Consolidation — Maverick Tube Corporation is a leading North American producer of welded tubular steel products used in the oil and natural gas industry and for various electrical applications. We are a leading Western Hemisphere producer of oil country tubular goods (“OCTG”) and couplings for use in newly drilled oil and natural gas wells and of line pipe used for transporting oil and natural gas. We sell our products through multiple sales channels, including distributors, contractors and directly to end-users. Our business is organized through six operating units located throughout the Western Hemisphere and we organize our financial results into two segments: energy products and electrical products.

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Except where otherwise noted, the words “we,” “us,” “our” and similar terms, as well as “Maverick” or the “Company,” refer to Maverick Tube Corporation and all of its direct and indirect wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. In 2005, we have revised our disclosure to separately present the operating, investing and financing portions of the cash flows attributable to our discontinued operations.

Functional Currency — Financial statements of Prudential Steel Ltd.’s (“Prudential”) operations, where the local currency (Canadian dollars) is the functional currency, are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted average exchange rates during the period for revenues and expenses. The functional currency for our Colombia operations is primarily U.S. dollars, with approximately 70%-80% of our Latin American operations’ transactions being U.S. dollar based with the majority of the remaining transactions being Colombian Peso based, which are then translated to the U.S. dollar equivalent based on published exchange rates for the period. Cumulative translation adjustments associated with net assets are reported as a separate component of other comprehensive income or loss within stockholders’ equity. Exchange rate gains or losses related to foreign currency transactions are recognized in the income statement as incurred.

Revenue Recognition — Revenue from product sales is recorded when the revenue is realizable and the product is shipped from our facilities or outside yards. This includes satisfying the following criteria: the arrangement with the customer is evident; the sales price is fixed or determinable; delivery has occurred; and collectibility is reasonably ensured. Freight and shipping billed to customers are included in net revenues and the cost of shipping is included in cost of goods sold. Provisions for returns are made in the period in which losses are determined.

Cash and Cash Equivalents — We consider demand deposits and short-term investments with a maturity of three months or less when purchased as cash and cash equivalents.

Short-Term Investments — Substantially all short-term investments were comprised of investment-grade variable rate debt obligations, issued by various state governments and categorized as available-for-sale. Accordingly, investments in these securities were recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 35 days. Despite the long-term nature of their stated contractual maturities, we had the ability to quickly liquidate these securities and therefore classified them as current assets. As a result of the resetting variable rates, no cumulative gross unrealized or realized holding gains or losses were recognized from these investments. All income generated from these investments was recorded as interest income.

Accounts Receivable — Accounts receivable are recorded at net realizable value. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing, substantial downgrading of credit), we record a specific reserve for bad debts against the amounts due, reducing the net recognized receivable to the estimate of what will be collected. For all other customers, we estimate reserves for bad debts based on the length of time receivables have been past due and its experience with receivable collection. Credit risk on trade receivables arising from our net revenues is minimized as a result of the large and diversified

Maverick Tube Corporation

Notes to Consolidated Financial Statements — (Continued)

nature of our customer base. We control our exposure to credit risk through credit approvals, credit limits and monitoring procedures. Collateral is generally not required for our trade receivables.

Inventories — Inventories are valued at the lower of average cost or market and are removed from inventory under the first-in-first-out method (“FIFO”).

Property, Plant and Equipment — We record property, plant and equipment at cost. Repair and maintenance costs that do not extend the life of property and equipment are expensed as incurred. Depreciation is computed under the straight-line method over the respective assets’ useful lives as follows:

Land and leasehold improvements	10 to 20 years
Buildings	20 to 40 years
Machinery and equipment	2 to 12 years
Furniture and fixtures	2 to 10 years
Computer software	3 to 7 years

Internal-Use Software Costs — We capitalize direct costs incurred during the development and implementation stages for developing, purchasing or otherwise acquiring software for internal use. These software costs are included in property, plant and equipment and depreciated over the estimated useful life of the software. All costs incurred during the preliminary project stage are expensed as incurred.

Goodwill and Intangible Assets — Goodwill is the excess of the purchase price over the fair value of tangible and intangible net assets acquired in business combinations accounted for as purchases. Goodwill is not amortizable, but is tested for impairment annually or more frequently if events and circumstances indicate impairment may exist. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. The annual impairment test for goodwill performed in the fourth quarter did not indicate an impairment of the fair value of any reporting unit below its carrying value.

Deferred Debt Issuance Costs — Deferred debt issuance costs are included in other assets and amortized over the terms of the respective debt obligations using the interest method.

Product Liability Accrual  —  We accrue for costs associated with product liabilities when it is probable that a claim results from a manufacturing defect and the loss is reasonably estimable. This accrual is included in accrued expenses and other liabilities.

Environmental Obligations — We accrue for remediation of contaminated sites in the accounting period in which the obligation becomes probable and the cost is reasonably estimable. Our environmental remediation reserve requirements are generally within a range of estimates. If we believe no best estimate exists by location within a range of possible outcomes, in accordance with accounting guidance, the minimum loss within the range is accrued. As the future amounts and dates of payments are not fixed or readily determinable, environmental liabilities are not discounted, and they have not been reduced for any claims for recoveries from insurance or third parties.

Earnings per Common Share — In June 2003, we issued $120,000 of unsecured contingently convertible senior subordinated notes (“2003 Notes”). In December 2004, we completed an offer to exchange new senior subordinated notes (“2004 Notes”) with different terms for the 2003 Notes. In November 2005, we issued $250,000 of unsecured convertible senior subordinated notes (“2005 Notes”). See Note 7 for additional information on these

Maverick Tube Corporation

Notes to Consolidated Financial Statements — (Continued)

notes. A reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share of common stock (“EPS”) is as follows:

	2005	2004	2003

Numerator for Basic and Diluted EPS
Income from continuing operations	$164,649	$173,661	$26,967
Income (loss) on discontinued operations	7,631	20,135	(4,010)

Numerator for basic EPS	172,280	193,796	22,957
Interest on 2003 Notes	120	111	62

Numerator for diluted EPS	$172,400	$193,907	$23,019

Denominator for Basic and Diluted EPS
Average shares outstanding — Basic	42,113	42,349	41,747
Dilutive effect of unvested restricted stock and outstanding stock options	203	244	363
Dilutive effect of the 2003 Notes	156	156	86
Dilutive effect of the 2004 Notes	390	2	—
Dilutive effect of the 2005 Notes	—	—	—

Average shares deemed outstanding — diluted	42,862	42,751	42,196

Basic EPS includes the exchangeable shares from the business combination with Prudential on an as-if exchanged basis. As of September 30, 2005, all exchangeable shares were redeemed (see Note 17 for further discussion).

Stock-Based Compensation  —  We have four stock option plans for employees and eligible directors allowing for incentive and non-qualified stock options, which are described more fully in Note 16. We also have an Omnibus Incentive Plan in which restricted stock and stock options have been granted to certain employees. Effective January 1, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation,” which allows us to continue to account for stock option plans under the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense is recognized in net earnings for restricted stock grants.

Pursuant to the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, pro forma net income and earnings per share are presented in the table below as if

Maverick Tube Corporation

Notes to Consolidated Financial Statements — (Continued)

compensation cost for stock options and restricted stock was determined as of the grant date under the fair value method:

	2005	2004	2003

Net Income, as reported	$172,280	$193,796	$22,957
Add: total stock-based employee compensation expense included in reported net earnings, net of related tax effects	2,324	421	—
Deduct: total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(2,609)	(1,459)	(2,012)

Pro forma net income	$171,995	$192,758	$20,945

Basic earnings per share
Net income — as reported	$4.09	$4.58	$0.55
Net income — pro forma	$4.09	$4.55	$0.50
Diluted earnings per share
Net income — as reported	$4.02	$4.54	$0.55
Net income — pro forma	$4.02	$4.51	$0.50

The fair value of each share-based grant is estimated on the date of the grant by use of the Black-Scholes option pricing model.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No. 123(R) supersedes APB No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” Among other items, SFAS No. 123(R) eliminates the use of the intrinsic value method of accounting under APB No. 25 and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant-date fair value of those awards, in the financial statements. SFAS No. 123(R) is effective for the first fiscal year beginning after June 15, 2005.

We adopted SFAS No. 123(R) on January 1, 2006, using the modified prospective method. Because we had accounted for share-based payments to our employees using the intrinsic value method under APB No. 25, our results of operations through December 31, 2005 have not included the recognition of compensation expense for the issuance of stock option awards. This change in accounting principle is not expected to materially impact our financial statements. For fiscal 2006, we expect to incur $3,500 of pretax expense related to stock options unvested and outstanding as of December 31, 2005.

SFAS No. 123(R) also requires the tax benefits associated with the tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

Maverick Tube Corporation

Notes to Consolidated Financial Statements — (Continued)

Accumulated Other Comprehensive Income (Loss)

	Foreign	Minimum	Cash	Accumulated Other
	Currency	Pension	Flow	Comprehensive
	Translation	Liability	Hedges	Income (Loss)

Balance at December 31, 2002	$(12,052)	$(1,667)	$—	$(13,719)
Unrealized gains (losses)	8,773	338	(254)	8,857

Balance at December 31, 2003	(3,279)	(1,329)	(254)	(4,862)
Unrealized gains (losses)	8,262	(1,648)	241	6,855

Balance at December 31, 2004	4,983	(2,977)	(13)	1,993
Unrealized gains (losses)	4,873	(6,869)	13	(1,983)

Balance at December 31, 2005	$9,856	$(9,846)	$—	$10

Business Segments — The Energy Products segment includes revenue and operating expenses associated with those products sold to the energy industry, both alloy and carbon based steel products, such as OCTG, line pipe, American Petroleum Institute (“API”) and premium couplings, and coiled tubing. The Electrical Products segment (formerly our Industrial Products segment) includes revenue and operating expenses associated primarily with steel electrical conduit, plus a small amount of standard pipe and mechanical tubing products.

Income Taxes — Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for taxable temporary differences. Operating loss carryforwards, tax credit carryforwards and deferred tax liabilities are recognized for deductible temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.

Derivatives — As part of managing the exposure to changes in market interest and currency exchange rates, we, as an end-user, may enter into various interest rate and foreign currency contracts in over-the-counter markets, with financial institutions acting as principal counterparties. We use derivatives for hedging purposes only and do not enter into derivative financial instruments for trading or speculative purposes. All derivatives held by us are designated as hedges at inception, with the expectation the derivatives will be highly effective in offsetting the associated underlying exposures.

Fair values for our derivative financial instruments are based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current assumptions. Changes in fair value are recognized either in the income statement or deferred in equity, depending on the nature of the underlying exposure being hedged and how effective the derivative is at offsetting movements in the underlying exposure. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. See Note 8 for additional information on derivative values, hedge categories and gains and losses from hedging activity.

2.	Business Acquisitions

Tubos del Caribe Ltda., Consorcio Metalurgico Nacional Ltda. and AdvanceCo LP (our “Colombian operations”)

On May 27, 2005, we completed our purchase of all the equity interests of Tubos del Caribe Ltda. (“TuboCaribe”), a Colombian manufacturer of OCTG and line pipe, 97% of the equity interests in Consorcio Metalurgico Nacional Ltda. (“Colmena”), a Colombian manufacturer of steel electrical conduit and other pipe and tube products used in a variety of industrial applications and all of the equity interests of AdvanceCo LP, a Houston, Texas based distributor of primarily electrical conduit (collectively, the “Colombian operations”), in exchange for $131,594 (including transaction costs) in cash (net of $5,650 cash received) and a $15,000 subordinated note (interest payable at LIBOR plus 1%). In addition, the Colombian operations included approximately $35,634 of debt as of May 27, 2005. The acquisition was accounted for as a purchase business combination and the financial

Maverick Tube Corporation

Notes to Consolidated Financial Statements — (Continued)

statements of the acquired companies have been consolidated from the acquisition date. We acquired the remaining 3% of Colmena in February 2006. We acquired the Colombian operations to expand our business into Latin America, provide a low cost source of quality product for import into North America and provide for additional premium alloy casing and tubing. Pro forma information has not been included herein because the Colombian operations are not considered a significant subsidiary.

The cost to acquire these companies has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values. The remaining difference between the purchase price and the fair value of net assets represents goodwill. As of December 31, 2005, this resulted in preliminary goodwill of $104,072, which is not deductible for tax purposes. The final fair value estimation and appraisals for certain property, plant and equipment and intangible assets associated with our rationalization plans will be completed by March 31, 2006 and has not yet been incorporated into the allocation of the balance sheet. Following is a summary of net assets and liabilities acquired related to our Colombian operations:

Purchase price (including transaction costs)	$152,244
Assets acquired:
Cash	5,650
Accounts receivable	33,118
Inventories	59,437
Property, plant and equipment	39,952
Intangibles	180
Prepaid expenses and other current assets	7,385

145,722
Liabilities acquired:
Accounts payable	(54,877)
Debt	(35,634)
Accrued expenses and other current liabilities	(7,039)

(97,550)
Net assets acquired	48,172

Goodwill	$104,072

Texas Arai (“Texas Arai”)

On April 23, 2004, we acquired substantially all of the assets and certain liabilities of Texas Arai, a subsidiary of Grant Prideco, Inc., a publicly-held, Houston-based oilfield service manufacturer, for a purchase price of $20,188. The acquisition was accounted for as a purchase business combination and the financial statements of Texas Arai have been consolidated from the acquisition date. The cost to acquire Texas Arai has been allocated to the assets acquired and liabilities assumed according to their estimated fair values. The final allocation did not result in any acquired goodwill or intangible assets. Pro forma information has not been included herein because Texas Arai is not considered a significant subsidiary. Texas Arai is one of the largest Western Hemisphere providers of API and premium couplings used to connect tubing and casing in oil and natural gas wells. We acquired Texas Arai to increase our API and premium couplings manufacturing in our product line.

SeaCAT, L.P. (“SeaCAT”)

On February 28, 2003, we acquired SeaCAT, a then privately-held, Houston-based, coiled tubular goods manufacturer, in exchange for $4,000 cash, a $5,000 subordinated note, and 733,676 shares of our common stock. The acquisition was accounted for as a purchase business combination and the financial statements of SeaCAT have

Maverick Tube Corporation

Notes to Consolidated Financial Statements — (Continued)

been consolidated from the acquisition date. The cost to acquire SeaCAT has been allocated to the assets acquired and liabilities assumed according to their estimated fair values. The final allocation resulted in acquired goodwill of $10,200 and intangible assets of $8,100, none of which are deductible for tax purposes. Pro forma information has not been included herein because SeaCAT is not considered a significant subsidiary. We acquired SeaCAT to expand our premium coiled tubing operations.

3.	Discontinued Operations

Pennsylvania Cold Drawn (“PCD”)

On September 1, 2005, we acquired the assets and assumed certain liabilities of PCD (included in our electrical segment), a cold drawn tubular business, in exchange for the note described below which was in default. These assets and liabilities were recorded at their carryover basis as we have been fully consolidating this business in our financial statements since the first quarter 2004 under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). Upon adoption of FIN 46, we recorded a cumulative effect of accounting change resulting in a charge to our income statement of $1,584, net of a $951 tax benefit. This has been reclassified to Loss from Discontinued Operations on our Consolidated Statement of Income for 2004.

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

On February 15, 2006, we completed the sale of the assets acquired and the liabilities assumed from our September 1, 2005 acquisition with no material gain or loss. Accordingly, the operating results are reflected as discontinued operations under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in all periods presented.

Hollow Structural Sections (“HSS”)

On June 30, 2005, we completed the sale of our HSS business (included in our electrical segment) to Atlas Tube (USA) Inc. (“Atlas”) and Atlas Tube Inc., the parent company of Atlas, for $36,356 in cash, resulting in a pretax gain of $17,640. Total costs incurred with the exit of this business amounted to $2,060 and include impairment of fixed assets, severance pay and other professional fees. Maverick and Atlas Tube Inc. also entered into a short-term transitional conversion agreement whereby we will convert raw material supplied by Atlas Tube Inc. into HSS products at our Hickman, Arkansas facility. The business met the criteria to be accounted for as a discontinued operation under SFAS No. 144, and, accordingly, the operating results for this division are reflected as discontinued operations in all periods presented.

Aggregate net revenues from discontinued operations, previously in our Electrical Products segment, were $82,935, $168,691 and $78,709 for the years ended December 31, 2005, 2004 and 2003, respectively. Our condensed consolidated balance sheets as of December 31, 2005 and 2004 include $7,232 and $49,825 in current assets and $4,714 and $7,456 in current liabilities, respectively, pertaining to discontinued operations.

Maverick Tube Corporation

Notes to Consolidated Financial Statements — (Continued)

4.	Inventories

Inventories at December 31, 2005 and 2004 consist of the following:

	2005	2004

Finished goods	$180,778	$207,194
Work-in-process	39,938	44,380
Raw materials	110,289	113,007
In-transit materials	53,149	70,760
Storeroom parts	24,157	11,739

	$408,311	$447,080

5.  Property, Plant and Equipment

Property, plant and equipment at December 31, 2005 and 2004, consist of the following:

	2005	2004

Land	$24,705	$9,072
Land and leasehold improvements	14,318	11,676
Buildings	86,036	64,477
Machinery and equipment	302,681	257,520
Computer software	32,816	25,182
Furniture and fixtures	9,621	3,215
Construction-in-progress	46,454	20,176

	516,631	391,318
Accumulated depreciation	(209,342)	(179,784)

	$307,289	$211,534

Property, plant and equipment held in use are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For the years ended December 31, 2005, 2004 and 2003, we capitalized interest for construction in progress of $2,035, $868 and $670, respectively.

Our new Republic Conduit facility in Louisville, Kentucky is expected to be completed during the first half of 2006. All property, plant and equipment costs have been capitalized and $32,915 and $7,015 remained in construction-in-progress as of December 31, 2005 and 2004, respectively. We estimate the total cost for the new facility, including land, building, and equipment, to be approximately $74,000. For 2006, we have plans to commit approximately $15,400 and $8,000 to complete our construction and expansion projects at our Republic Conduit and Precision facilities, respectively. We had a total of $14,835 in open commitments as of December 31, 2005, related to these two facilities.

6.	Goodwill and Other Acquired Intangibles

We conduct a formal impairment test of goodwill on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its fair value. Fair value is established using discounted cash flows. When available and as appropriate, comparative market multiples are used to corroborate discounted cash flow results. The annual impairment tests did not indicate any impairments of

Maverick Tube Corporation

Notes to Consolidated Financial Statements — (Continued)

goodwill. Upon closing an acquisition, we estimate the fair values of assets and liabilities acquired and consolidate the information. We finalize initial fair value estimates within one year of the acquisition date.

Changes in the Carrying Amount of Goodwill:

Balance at December 31, 2004	$85,984
Acquisitions — Colombian operations(1)	104,072
Reclassifications(2)	(3,515)

Balance at December 31, 2005	$186,541

(1)	preliminary allocation (see note 2)

(2)	adjustments between goodwill and deferred taxes related to certain intangibles, which had no impact on earnings

Goodwill by Segment:	Energy	Electrical	Total

Balance, December 31, 2003	$50,329	$32,653	$82,982
Purchase accounting adjustments	3,002	—	3,002

Balance, December 31, 2004	53,331	32,653	85,984
Purchase accounting adjustments	104,072	(3,515)	100,557

Balance, December 31, 2005	$157,403	$29,138	$186,541

	Trademarks/			Customer
Intangible Assets:	Brand Names	Software	Patent	Relationships	Other	Total

December 31, 2005:
Intangible assets	$24,700	$400	$100	$8,200	$182	$33,582
Accumulated amortization	—	(400)	(27)	(1,014)	(35)	(1,476)

	$24,700	$—	$73	$7,186	$147	$32,106

Weighted-average useful life (in years)	—	—	9.0	19.5	3.0

December 31, 2004:
Intangible assets	$26,800	$400	$100	$8,200	$—	$35,500
Accumulated amortization	—	(400)	(15)	(563)	—	(978)

	$26,800	$—	$85	$7,637	$—	$34,522

Weighted-average useful life (in years)	—	—	9.0	19.5	—

The reduction in our Trademark/Brand names intangible is due to a $2,100 impairment related to our SeaCAT operations. As of December 31, 2005, SeaCAT was fully combined with our Precision operations into one coiled

Maverick Tube Corporation

Notes to Consolidated Financial Statements — (Continued)

tubing business unit. The use of the SeaCAT name will be phased out during the first two quarters of 2006. SeaCAT is part of our energy segment. Future amortization of our intangibles for years ended December 31 is estimated to be:

2006	$506
2007	506
2008	473
2009	446
2010	446
Thereafter	5,029

Total	$7,406

7.	Debt

	December 31,
	2005	2004

Senior revolving credit facility, secured by certain accounts receivable, inventories, property, plant and equipment and all or part of the voting stock of the Company’s subsidiaries; due May 2010; interest payable monthly (7.25% at December 31, 2005) at either U.S. or Canadian prime, Bankers’ Acceptance rates plus stamping fees, or the LIBOR rate, adjusted by an interest rate margin, depending upon excess availability	$25,483	$54,660
Bank loan, in Colombia, interest payable at LIBOR plus 1.5% (5.65% at December 31, 2005), due August 2006	50,000	—
2005 Notes, due 2025; interest payable semi-annually at 1.875%	250,000	—
2003 and 2004 Notes, due 2033; interest payable semi-annually at 4.0%	120,000	120,000
Unsecured subordinated note payable, due May 2006, interest payable at LIBOR plus 1% (5.15% at December 31, 2005)	15,000	—
Note payable, secured by property and plant (net book value $2,225 at December 31, 2004); repaid March 1, 2005; interest payable quarterly at 11.0%	—	2,500
Other debt, including capital leases	4,606	3,779

Total debt	465,089	180,939
Current maturities	(187,902)	(3,298)

Long-term debt, less current maturities	$277,187	$177,641

Senior Revolving Credit Facility

On May 27, 2005, we entered into a new senior credit facility (amended and restated August 5, 2005) providing for a $325,000 revolving line of credit, which replaced our $185,000 senior credit facility. This revolving credit line also allows for expansion up to $450,000 via an accordion feature. The revolving credit line is secured by certain accounts receivable, inventories, property, plant and equipment and all or part of the voting stock of our subsidiaries. Under the new senior credit facility, we had $7,569 in letters of credit outstanding as of December 31, 2005. Interest is payable monthly at U.S. or Canadian Prime rates, Banker’s Acceptance Rates or the LIBOR rate adjusted by an interest rate margin, depending upon certain financial measurements. We can borrow an amount based on a percentage of eligible accounts receivable, eligible inventory, and property, plant and equipment, reduced by outstanding letters of credit. The senior credit facility limits our ability to pay dividends, create liens, sell assets, or enter into transactions with affiliates without the consent of the lenders. If availability falls below $75,000, the senior credit facility limits capital expenditures to $40,000 per year. Also, if availability falls below $50,000, we

Maverick Tube Corporation

Notes to Consolidated Financial Statements — (Continued)

become subject to certain restrictive covenants, including maintaining a minimum fixed charge coverage ratio and our senior lenders can exercise dominion over certain portions of our cash. If this occurs, the full outstanding amount would be classified as a current liability. At December 31, 2005, we were borrowed at prime rather than LIBOR due to the nature of our working capital needs. At December 31, 2005, additional availability was approximately $282,283. We pay a commitment fee ranging from 0.25%-0.375% per annum on the unused portion.

Colombian Loan

On August 26, 2005, we entered into a one-year $50,000 loan for our Colombian operations replacing numerous loans with local and national banks within Colombia. Interest is payable at LIBOR plus 1.5%. As of December 31, 2005 the debt balance was $50,000, at an interest rate of 5.65% and was classified as a current liability due to the short term nature of the loan. We also have $500 in letters of credit outstanding. We are in discussions with several banks to potentially convert this debt into long-term debt of our Colombian operations in the first half of 2006.

2005 Notes

In November 2005, we issued, in a private placement, $250,000 of 1.875% Convertible Senior Subordinated Notes due 2025. Interest is payable semi-annually in May and November of each year, beginning May 2006. These notes were registered with the Securities and Exchange Commission in January 2006. The notes are general unsecured obligations and are subordinated to our present and future senior indebtedness.

The 2005 Notes are convertible into cash and, if applicable, shares of our common stock (at an initial conversion rate of 24.6406 shares of common stock per $1 principal amount of notes — equivalent to an initial conversion price of approximately $40.58 per share of common stock) on any day prior to the close of business on the scheduled trading day immediately preceding August 15, 2013 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of that measurement period was less than 103% of the product of the last reported sale price of our common stock and the conversion rate on each such day; or (2) upon the occurrence of specified corporate events as defined in the agreement. On and after August 15, 2013 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion we will pay cash and shares of our common stock, if any, based on a daily conversion value calculated on a proportionate basis for each day of the relevant 20 trading-day observation period. The maximum number of shares upon conversion would be 6,160,150.

Holders may require us to repurchase for cash all or part of their notes on November 15, 2013, at a price equal to 100.25% of the principal amount of the notes being repurchased, plus accrued and unpaid interest. In addition, holders may require us to repurchase for cash all or part of their notes on November 15, 2015 and November 15, 2020 or upon a fundamental change as defined in the agreement, in each case at a price equal to 100% of the principal amount of the notes being repurchased plus any accrued and unpaid interest up to, but excluding, the purchase date. In addition, in the event of a fundamental change prior to November 15, 2013, the conversion rate may be increased by an additional number of shares per $1 principal amount of the notes. We will pay cash for all notes so purchased.

We may redeem for cash all or part of the notes on November 15, 2013 at a price equal to 100.25% of the principal amount of the notes being redeemed, plus accrued and unpaid interest. After November 15, 2013, we may redeem for cash all or part of the notes at a price equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest.

In connection with the issuance of the 2005 Notes, we entered into convertible note hedge and warrant option transactions with respect to our common stock. The maximum number of shares to be issued under the warrant is 6,160,150, subject to certain adjustment provisions. These transactions have no effect on the terms of the 2005 Notes and are intended to reduce the potential dilution upon future conversion of the 2005 Notes by effectively

Maverick Tube Corporation

Notes to Consolidated Financial Statements — (Continued)

increasing the initial conversion price to $52.00 per share. The net cost of $29,321 of the convertible note hedge and warrant option transactions was included in shareholder’s equity, along with the tax benefit of the hedge of $33,119.

The net proceeds of $214,391 of these notes were used to repurchase 6,219,670 shares of our common stock through December 31, 2005. Subsequent to December 31, 2005, we have repurchased an additional 80,000 shares. Through Board of Director approval, we can purchase up to a total of $250.0 million of our common stock through the repurchase program’s plan expiration date of March 31, 2006.

2004 Notes and 2003 Notes

These notes are comprised of the 2003 Notes issued in June 2003 that are convertible under certain limited circumstances into shares of our common stock at a conversion price of $29.19 per share, provided certain contingencies are met; including our common stock has exceeded 120.0% of the conversion price then in effect for 20 trading days out of 30 consecutive trading days and the 2004 Notes exchanged in December 2004 for the 2003 Notes.

These notes are due June 15, 2033 and we pay interest semi-annually at 4.0% per annum. Beginning with the six-month interest period commencing on June 15, 2008, we may pay contingent interest during a six-month interest period if the average trading price of the convertible notes equals or exceeds 130.0% of the principal amount during a specified period prior to such six-month interest period. The embedded derivative related to this contingent interest feature is required to be valued separately from the convertible notes. However, the fair value of this derivative is not material at December 31, 2005. The convertible notes are general unsecured obligations and are subordinated to our senior indebtedness referred to above. Additionally, as of December 31, 2005, these notes were convertible at the election of the note holders, because our stock price exceeded 120% of the conversion price, or $35.03, for at least 20 days during a consecutive 30-trading day period ending on a calendar quarter, as defined in the indenture. If conditions to convert these notes are not met in future periods, the notes will no longer be convertible and will be classified as long-term debt.

The 2003 Notes are convertible into shares of our common stock at an initial conversion rate of 34.2583 shares of our common stock per $1 principal amount of the notes. The 2004 Notes require us to settle all conversions for a combination of cash and shares, if any, in lieu of only shares. Cash paid will equal the lesser of the principal amount and their conversion value. Shares of common stock will be issued to the extent the conversion value exceeds the principal amount. As a result of the exchange offer, we have $115,500 of the 2004 Notes and $4,500 of the 2003 Notes outstanding as of December 31, 2005. The 2004 Notes and the 2003 Notes have identical terms other than the net share settlement upon conversion and the public acquirer change of control features included in the 2004 Notes and are convertible into a maximum of 4,110,997 shares of our common stock. Upon a change of control in which the acquirer’s common stock is traded on a U.S. national securities exchange or quoted on the NASDAQ National Market, the 2004 Notes will become convertible into the common stock of the acquirer.

We have the right to redeem these convertible notes after June 15, 2008 and before June 15, 2011 at a redemption price equal to par plus accrued and unpaid interest including contingent interest, if any, only if the closing price of our common stock has exceeded 130.0% of the conversion price then in effect over 20 trading days out of a period of 30 consecutive trading days. After June 15, 2011, we may redeem any or all of these convertible notes for cash at any time at a redemption price equal to par plus accrued and unpaid interest including contingent interest, if any. Holders of these convertible notes have the right to require us to purchase all or any of their convertible notes on June 15, 2011, 2013, 2018, 2023, and 2028, at a price equal to par plus accrued and unpaid interest including contingent interest, if any, payable in cash. Holders of these convertible notes also have the right to require us to purchase all or any of their convertible notes at a price equal to par plus accrued and unpaid interest including contingent interest, if any, if certain change of control events occur prior to June 15, 2011.

Emerging Issues Task Force (“EITF”), Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” requires companies to include certain convertible debt and equity instruments in their calculations of diluted earnings per share that were previously excluded from the calculation. EITF 04-8 was effective for periods ending after December 15, 2004, and must be applied by restating all periods during which time

Maverick Tube Corporation

Notes to Consolidated Financial Statements — (Continued)

the applicable convertible instruments were outstanding. We adopted EITF 04-8 during 2004 and have included the dilutive effect of the 2003 Notes and the 2004 Notes in diluted earnings per share for all periods presented. The impact of adopting EITF 04-8 was immaterial to our financial statements.

Long-term debt matures as follows (included in 2006 is the $120,000 of 2003 Notes and 2004 Notes, as these are considered current debt due to the ability for the holders to exercise their conversion rights):

2006	$187,902
2007	1,631
2008	73
2009	—
2010	25,483
Thereafter	250,000

$465,089

Capital Leases

The present value of future minimum lease payments under capital lease obligations as of December 31, 2005 are as follows:

	Total Minimum		Present Value of Minimum
	Lease Payments	Interest	Lease Payments

2006	$962	$121	$841
2007	721	43	678
2008	75	2	73

	$1,758	$166	$1,592

Property, plant and equipment at December 31, 2005 and 2004, include $7,554 and $7,354, respectively, under capital leases and accumulated depreciation for these assets was $2,268 and $1,882, respectively.

On December 27, 2005, we executed an agreement on our Louisville, Kentucky facility to sell the property for $75,000, in exchange for a five year, 6.0% mortgage note for $75,000 collateralized by the property sold. The transaction was recorded under the deposit method of accounting as prescribed by SFAS No. 66, “Accounting for Sales of Real Estate.” Concurrent with the legal sale, we executed a lease agreement for the property for a period of five years with all lease payments to be paid in full by December 27, 2010, and equal to the collections due under the mortgage note. We are obligated to repurchase the facility upon the termination or expiration of the lease. Under the deposit method, the facility and related accounts will continue to be recognized as property and equipment in our financial statements.

Maverick Tube Corporation

Notes to Consolidated Financial Statements — (Continued)

Debt Issuance Costs

Debt issuance costs are amortized on the effective interest method over the life of the asset. Our debt issuance costs are as follows:

	December 31, 2005			December 31, 2004
		Accumulated			Accumulated
	Asset	Amortization	Net Asset	Asset	Amortization	Net Asset

Senior Credit Facility	$5,297	$(658)	$4,639	$5,183	$(3,435)	$1,748
2005 Notes	6,586	(137)	6,449	—	—	—
2003 Notes and 2004 Notes	4,426	(1,375)	3,051	4,395	(813)	3,582

	$16,309	$(2,170)	$14,139	$9,578	$(4,248)	$5,330

Costs for the 2005, 2004 and 2003 Notes are being amortized over an eight-year period. All of these costs are classified as other assets in the accompanying consolidated balance sheets. Amortization expense (recorded as a component of net interest expense) related to these costs for the years ended December 31, 2005, 2004, and 2003, was $1,981, $1,963 and $1,665, respectively.

The fair value of our total debt is based on quoted market prices and carrying value of our debt. The estimated fair value of total debt at December 31, 2005, was approximately $552,338.

8.	Derivatives, Financial Instruments and Risk Management

Derivative Instruments and Hedging Activities

We have activities that may expose us to market risks, including the effects of changes in foreign currency exchange rates and interest rates. Our financial exposures are monitored and managed as an integral part of our overall risk management program, which seeks to reduce the potentially adverse effects that the volatility of the markets may have on our operating results.

We maintain an interest rate risk management strategy that may, from time to time, use derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility. We maintain a foreign currency risk management strategy that may, from time to time, use derivative instruments to protect our interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. We do not hold or issue financial instruments for trading purposes nor do we hold or issue leveraged derivative instruments.

When appropriate, we use cash flow hedging strategies to reduce the potentially adverse effects that market volatility may have on our operating results. Cash flow hedges are hedges of forecasted transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. We may enter into foreign exchange forward contracts with the objective of converting U.S. denominated debt held by Prudential into its functional currency. These contracts are entered into to protect against the risk the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. We may also use interest rate swaps to convert a portion of our variable rate revolving credit facility to fixed rates.

Accounting for Derivatives and Hedging Activities

We formally document at inception all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedged items. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether derivatives used in hedging transactions are highly effective in offsetting changes in fair value or cash flows of the hedged items. Changes in the fair value of a derivative that is highly effective as, and is designated and qualifies as, a cash flow hedge are recorded in other comprehensive income, until the underlying transactions occur. When it is determined a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively.

Maverick Tube Corporation

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2004, we held two derivatives qualifying as cash flow hedges: one interest rate swap with a $50,000 notional amount and one foreign currency hedge with a $30,000 notional amount. These expired in March 2005 and were not renewed. We hold no derivatives that qualify as hedges as of December 31, 2005.

Concentration of Credit Risk

By using derivative financial instruments to hedge exposures to changes in exchange rates and interest rates, we are exposed to credit risk. We manage exposure to counterparty credit risk by only entering into derivative financial instruments with highly rated institutions that can be expected to fully perform under the terms of the agreement.

Non-derivative Financial Instruments

Non-derivative financial instruments included in the balance sheet are cash and cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt. The carrying value of amounts reported in the consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximates fair value. Management’s estimate of the fair value of the long-term debt obligations is described in Note 7.

9.	Restructuring Charges and Exit Costs

Republic Conduit

In December 2004, we announced plans to consolidate our Republic Conduit operations into a new facility located in Louisville, Kentucky, resulting in the closure of two manufacturing facilities located in Ferndale, Michigan and Cedar Springs, Georgia. The purpose of the consolidation and resultant plant closures is to achieve annual operating cost savings principally from reduced freight and conversion costs and improved efficiency. The cessation of production in these facilities and termination of approximately 180 people will be completed by the end of the third quarter of 2006. We estimate total pretax restructuring expenses as follows:

Employee severance cost	$3,580
Costs associated with property, plant and equipment	1,200
Other	825

Total restructuring costs	$5,605

During February 2003, we announced plans to exit our Youngstown, Ohio, operating facility and the divisional headquarters of Republic Conduit also located in Youngstown, Ohio. As a result, the employment of 118 individuals at these facilities was terminated as of December 31, 2004. Exit costs for severance and other of $2,842 was recorded in the allocation of the purchase price of Republic Conduit in 2003. All of these costs were substantially paid by December 31, 2004.

During December 2001, we announced plans to exit our Longview, Washington facility and move the operations to one of our existing buildings in Hickman, Arkansas. As a result, all 124 employees at the facility were terminated as of December 31, 2002. Restructuring costs of $584 were recorded in the 2003 consolidated statements of income and were fully paid during 2004.

Maverick Tube Corporation

Notes to Consolidated Financial Statements — (Continued)

Following is a summary of the accrued restructuring liabilities and activity through December 31, 2005:

	Severance	Other	Total

Balance, December 31, 2002	$—	$480	$480
Additions	2,892	384	3,276
Cash payments	(1,202)	(480)	(1,682)

Balance, December 31, 2003	1,690	384	2,074
Additions	73	(73)	—
Cash payments	(1,326)	(311)	(1,637)

Balance, December 31, 2004	437	—	437
Additions	2,785	374	3,159
Cash payments	(733)	(374)	(1,107)

Balance, December 31, 2005	$2,489	$—	$2,489

For the year ended December 31, 2005, we also recorded additional depreciation of $1,045 on property, plant and equipment that will not be used after operations cease at our Ferndale, Michigan and Cedar Springs, Georgia facilities. All restructuring costs have not been accrued at December 31, 2005 as the Ferndale plant and Cedar Springs plant operations will not be closed until the end of the first and third quarters, respectively. All costs are included in Cost of Goods Sold. All remaining cash costs are expected to be paid in 2006.

Environmental Obligations

We accrued environmental remediation liabilities on properties associated with Republic Conduit during 2003 in the amount of $6,885. The accrual was based on an independent third-party analysis of these properties and management estimates. The accrual is not discounted, as the aggregate amount of the obligation and the amount and timing of cash payments are not yet fixed and determinable. The accrual was recorded in the allocation of the purchase price of Republic Conduit and is classified as other liabilities in the accompanying consolidated balance sheets.

The environmental reserves may materially differ from the ultimate actual liabilities if our estimates prove to be inaccurate, which could materially affect net income of a future period. Uncertainties related to recorded environmental liabilities include changing governmental policy and regulations, judicial proceedings, the method and extent of remediation, and future changes in technology. Because of these uncertainties, the range of possible outcomes could exceed the amounts reserved. Furthermore, as a detailed site-specific plan for clean up or remediation has not yet been completed, a reasonable range of potential losses in excess of the amount accrued cannot be determined at this time.

10.	Income Taxes

The jurisdictional components of income from continuing operations before income taxes for the years ended December 31 are:

	2005	2004	2003

Domestic	$188,390	$207,188	$13,281
Foreign	53,788	71,574	28,699

	$242,178	$278,762	$41,980

Maverick Tube Corporation

Notes to Consolidated Financial Statements — (Continued)

The components of the provision (benefit) for income taxes for continuing operations for the years ended December 31 are:

	2005	2004	2003

Current:
Federal	$46,948	$68,400	$2,535
State	3,274	4,443	60
Foreign	24,109	23,926	8,673

	74,331	96,769	11,268

Deferred:
Domestic	8,964	1,160	2,388
Foreign	(5,766)	7,172	1,357

	3,198	8,332	3,745

	$77,529	$105,101	$15,013

The differences between the effective income tax rate and the U.S. federal income tax rate for the years ended December 31 are:

	2005	2004	2003

Provision at U.S. statutory tax rate	$84,762	$97,567	$14,693
State and local taxes, net of federal tax benefit	4,402	3,816	80
Effect of foreign operations	(7,455)	(650)	(14)
(Decrease) Increase in state tax rate	(123)	511	—
Valuation allowances	(1,133)	57	53
Domestic manufacturing deduction	(1,802)	—	—
Other	(1,122)	3,800	201

	$77,529	$105,101	$15,013

Our effective tax rate is based on expected income and statutory tax rates as applied to our legal structure in the jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish accruals for certain tax contingencies for exposures associated with tax deductions, tax credits and related interest expense when, despite the belief our tax return positions are fully supported, we believe certain positions may be challenged and/or our positions may not be fully sustained. The tax contingency accruals are adjusted quarterly in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation and are included in Other above. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions tax court systems.

A number of years may elapse before a particular matter, for which we have accrued, is audited and finally resolved. The number of years with open tax audits varies by jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, it is management’s opinion that the possibility is remote that costs in excess of those accrued will have a material adverse impact on our financial statements. We believe our tax contingency accruals are adequate to address known tax contingencies. Favorable resolution of such contingencies could be recognized as a reduction of our effective tax rate in the year of resolution. Unfavorable settlement of any particular issue could increase the effective tax rate and may require the use of cash in the year of resolution. Our tax contingency accruals are presented in the balance sheet within income tax payable accounts.

Maverick Tube Corporation

Notes to Consolidated Financial Statements — (Continued)

Temporary differences which give rise to deferred tax assets and liabilities at December 31, 2005 and 2004, are as follows:

	2005	2004

Deferred tax assets:
Various accrued liabilities and reserves	$5,054	$9,771
Net operating loss carryforwards	16,510	7,329
Note hedge and warrant option transactions	32,569	—
Foreign tax credit carryforwards	5,592	6,886
Pension plans	3,614	770
Asset valuations	1,001	1,508
Valuation allowances:
Foreign tax credit carryforwards	(5,592)	(6,886)
Net operating loss carryforwards	(183)	(109)

Total deferred tax assets	58,565	19,269
Deferred tax liabilities:
Plant, equipment and intangible assets	31,239	28,711

Net deferred tax asset (liability)	$27,326	$(9,442)

At December 31, 2005, we had net operating loss carryforwards with a tax value of approximately $16,510. Management’s assessment is the character and nature of future taxable income will allow us to realize the full amount of the tax benefits associated with the net operating loss carryforwards before they expire beginning in 2011, except for $183 for which a valuation allowance has been recorded.

The IRS is currently auditing our 2003 consolidated federal income tax return. To date, the IRS has presented no adjustments. We do not expect the outstanding audit to have a material impact on our financial condition or results of operations.

Undistributed earnings of foreign subsidiaries are deemed to be permanently reinvested. It is not practicable to calculate the unrecognized deferred tax liability on those earnings. Consistent with the permanent reinvestment of foreign earnings, we did not take advantage of the temporary incentive provided by the American Jobs Creations Act of 2004.

11.	Defined Contribution Plans

We sponsor two defined contribution 401(k) plans available to all U.S. employees. The plans may be amended or terminated at any time by the Board of Directors. We provided matching contributions to the plans for the years ended December 31, 2005, 2004, and 2003, of $2,434, $2,807 and $1,701, respectively.

We also sponsor two deferred compensation plans covering certain officers and key employees. One plan provides discretionary contributions based solely upon our profitability and the individuals’ gross wages. The other plan provides fixed contributions for certain officers of Maverick. Our contribution to these plans for the years ended December 31, 2005, 2004 and 2003 was $0, $658 and $467, respectively.

12.	Defined Benefit Plans

Prudential sponsors two pension plans (an Hourly Plan and a Salary Plan) and a postretirement benefit plan for substantially all of its Canadian employees and a supplemental executive retirement plan (“SERP”) for certain key

Maverick Tube Corporation

Notes to Consolidated Financial Statements — (Continued)

Prudential executives. A reconciliation of changes in the plans’ benefit obligations, fair value of assets and statement of funded status for the years ended December 31, 2005 and 2004, is as follows:

	Pension Benefits and SERP		Postretirement Benefit Plan
	2005	2004	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of year	$57,640	$42,627	$3,308	$1,883
Service cost	2,088	1,704	122	100
Interest cost	3,518	3,137	209	189
Plan amendments	—	3,202	—	—
Actuarial loss	12,038	5,242	686	1,081
Benefits paid	(2,214)	(1,417)	(92)	(83)
Foreign currency translation change	1,879	3,145	107	138

Benefit obligation at end of year	$74,949	$57,640	$4,340	$3,308

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$46,307	$36,624	$—	$—
Employer contributions	4,400	4,369	80	76
Actual return on plan assets	5,174	4,028	—	—
Benefits paid	(2,214)	(1,417)	(80)	(76)
Foreign currency translation change	1,509	2,703	—	—

Fair value of plan assets at end of year	$55,176	$46,307	$—	$—

Funded status:
Underfunded status at end of year	$(19,773)	$(11,333)	$(4,340)	$(3,308)
Unrecognized actuarial loss	23,682	13,553	1,946	1,302
Unrecognized transition (asset) obligation	(4,758)	(5,287)	446	486
Unrecognized prior service cost	4,909	5,243	—	—

Prepaid (accrued) benefit cost	$4,060	$2,176	$(1,948)	$(1,520)

Amounts recognized in the balance sheets:
Prepaid benefit costs	$—	$2,582	$—	$—
Accrued benefit liability	(15,611)	(9,318)	(1,948)	(1,520)
Intangible asset	4,860	4,448	—	—
Accumulated other comprehensive income	14,811	4,464	—	—

Net amount recognized	$4,060	$2,176	$(1,948)	$(1,520)

Maverick Tube Corporation

Notes to Consolidated Financial Statements — (Continued)

Estimated future benefit payments as of December 31, 2005:

	Pension Benefits	Postretirement
	and SERP	Benefit Plan

2006	$2,836	$101
2007	2,932	115
2008	3,148	130
2009	3,296	139
2010	3,514	150
2011 through 2013	20,570	971

	$36,296	$1,606

Employer contributions expected for the year ended December 31, 2006:

Contributions required by funding regulations or laws	$3,352	$—
Additional discretionary contributions	2,784	80

	$6,136	$80

The accumulated benefit obligation for all defined benefit pension plans was $71,023 and $54,892 at December 31, 2005 and 2004, respectively.

The provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” require the recognition of an additional minimum liability and related intangible asset to the extent accumulated benefits exceed plan assets. As of December 31, 2005, we recorded an adjustment to stockholders’ equity of $6,869, which was required to reflect our minimum liability.

Benefit costs consist of the following:

	2005	2004	2003

Pension benefit costs:
Service cost	$2,088	$1,704	$1,507
Interest cost	3,518	3,137	2,534
Expected return on plan assets	(3,443)	(2,783)	(2,256)
Amortization of prior service cost	505	489	242
Amortization of transition asset	(702)	(680)	(633)
Recognized net actuarial gain	620	389	685

	$2,586	$2,256	$2,079

Postretirement benefit plan costs:
Service cost	$122	$100	$59
Interest cost	209	189	117
Recognized net actuarial loss	128	113	57

	$459	$402	$233

Maverick Tube Corporation

Notes to Consolidated Financial Statements — (Continued)

The weighted average assumptions used in accounting for the plans at December 31, 2005 and 2004:

	Pension Benefits		Postretirement Benefit Plan
	2005	2004	2005	2004

Discount rate	5.0%	6.0%	5.0%	6.0%
Expected return on plan assets	7.0%	7.0%	—	—
Rate of compensation increase	4.5%	4.5%	—	—

Discount rates of 6.0% and 6.5% were used for the expense determination for 2005 and 2004, respectively. The pension plan’s prior service costs are amortized on the straight-line basis over the average remaining service period of active participants. Gains and losses are amortized over the average remaining service period of active participants.

At each of December 31, 2005 and 2004, the pension plan assets were invested 58% in equity securities and 42% in debt securities. Target investment rates were 55% equity securities, 43% debt securities, and 2% short-term investments. The expected rate of return on equity securities is 8.7%, on debt securities is 4.6% and on short-term investments is 3.1%. The range on the contractual maturities for the debt securities is from current to April 22, 2043. The weighted average years of the contractual maturities for these debt securities are 4.1 years to 9.8 years depending on the fund involved.

Investment Strategy

The long-term investment objective is to secure the defined pension benefits while managing the variability and level of our contributions. The portfolio is rebalanced periodically, as required, ensuring the maximum equity content is 60.0% at any time. Investments are managed by external managers, who report to a Pension Committee, and are restricted to those permitted by the Alberta Employee Pension Plan Act, the Federal Pension Benefits Standards Act on investment-related issues, and the Income Tax Act and Regulations. Investments are made through pooled or segregated funds.

Determination of the Long-Term Rate of Return on Assets

To estimate the expected long-term rate of return on assets, we considered the current level of expected returns on the bond portion of the portfolio, the historical level of the risk premium associated with other asset classes in which the portfolio is invested and the expectation for future returns on each asset class. The expected return for each asset class was weighted based on the policy’s asset mix to develop an expected long-term rate of return for the portfolio. The 7.0% assumption is consistent with this approach.

Measurement Date

The date used to determine pension benefits is December 31. For postretirement benefit plan measurement purposes, a 6.6% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2006. The rate was assumed to decrease gradually each successive year until it reaches 4.5%. Assumed health care cost trend rates have a significant effect on the amounts reported for a postretirement health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

	1.0% Increase	1.0% Decrease

Effect on total service and interest cost components	$66	$51
Effect on accumulated postretirement benefit obligations	$878	$681

Maverick Tube Corporation

Notes to Consolidated Financial Statements — (Continued)

13.	Segment Information

We operate through business units aggregated into two segments: Energy Products and Electrical Products. The financial performance of each business unit within each segment is affected by similar economic conditions. The consolidated results are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. We evaluate the performance of the energy and electrical segments based on their segment profit (loss) (defined as income (loss) from continuing operations before income taxes, interest income and interest expense) and modified return on net assets.

Summarized financial information from continuing operations for reportable industry segments is shown in the following table. Amounts for prior years have been adjusted to reflect discontinued operations (out of our electrical segment) and corporate expenses previously allocated to each segment. The corporate column includes corporate-related items and, as it relates to segment profit (loss), income and expense not allocated to the other segments. Inter-segment sales are not material. Identifiable assets are those used in our operations in each segment. The corporate information is not considered a segment; however, it represents the corporate assets necessary for our day-to-day operations (that are not identifiable to the reporting segments).

	Energy Products	Electrical Products	Corporate	Total

Year Ended December 31, 2005
Net revenues	$1,462,372	$322,861	$—	$1,785,233
Income from continuing operations	248,624	51,896	(44,120)	256,400
Identifiable assets	890,563	276,577	72,150	1,239,290
Goodwill and intangible assets	162,714	55,933	—	218,647
Depreciation and amortization	23,563	326	8,118	32,007
Capital expenditures	22,797	57,029	4,751	84,577
Year Ended December 31, 2004
Net revenues	954,440	333,133	—	1,287,573
Income from continuing operations	202,698	131,399	(45,540)	288,557
Identifiable assets	691,324	248,081	63,032	1,002,437
Goodwill and intangible assets	60,967	59,539	—	120,506
Depreciation and amortization	17,314	1,309	8,133	26,756
Capital expenditures	19,186	9,549	5,730	34,465
Year Ended December 31, 2003
Net revenues	621,955	183,653	—	805,608
Income from continuing operations	72,857	13,882	(35,122)	51,617
Identifiable assets	439,747	150,976	80,003	670,726
Goodwill and intangible assets	58,336	59,950	—	118,286
Depreciation and amortization	14,429	1,528	6,285	22,242
Capital expenditures	7,278	6,438	7,186	20,902

Maverick Tube Corporation

Notes to Consolidated Financial Statements — (Continued)

Geographic Information

	U.S.	Canada	Colombia	Total

Year ended December 31, 2005
Net revenues	$1,208,164	$439,397	$137,672	$1,785,233
Long-lived assets	355,091	25,935	144,910	525,936
Year ended December 31, 2004
Net revenues	986,332	301,241	—	1,287,573
Long-lived assets	306,153	25,887	—	332,040
Year ended December 31, 2003
Net revenues	555,639	249,969	—	805,608
Long-lived assets	286,589	21,131	—	307,720

Net revenues are attributable to the country from which the sale was made. Long-lived assets represent net property, plant and equipment, goodwill and net other acquired intangibles.

Prudential operates under a collective bargaining agreement due to expire on December 31, 2006, covering approximately 78% of its employees. Our Republic Conduit facilities at Elyria and Ferndale operate under collective bargaining agreements. The Elyria agreement expires in January 2008 and currently covers 75% of their employees. As of December 31, 2005, the Ferndale plant has ceased production and plans to ship all inventory by the end of the first quarter of 2006 (its agreement has been extended to cover the remaining employees). Combined, these two agreements cover 26% of employees of our Republic Conduit business unit. Our Counce, Tennessee facility of Maverick Tube, L.P. (“MTLP”) operates under a collective bargaining agreement due to expire in November 2008, which covers approximately 81% of their employees and 3% of employees of our MTLP business unit. Our Colombian operations have a collective bargaining agreement at our Bogota, Colombia facility due to expire in November 2006 covering approximately 34% of their employees and 9% of our overall Colombian operations.

14.	Operating Leases

We rent office facilities and equipment under various operating leases. Rent expense for all operating leases was $5,628, $4,946 and $3,989 for the years ended December 31, 2005, 2004, and 2003, respectively. Future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows at December 31, 2005:

2006	$6,142
2007	4,472
2008	3,263
2009	729
2010	649
Thereafter	307

$15,562

15.	Contingencies

We have various claims, incidental to the ordinary course of business, that are pending. In the opinion of management, after consultations with legal counsel, resolution of these matters is not expected to have a material effect on the accompanying financial statements.

Maverick Tube Corporation

Notes to Consolidated Financial Statements — (Continued)

16.	Stock Plans

Stock Option Plans

We sponsor: an employee stock option plan (the “1994 Plan”) allowing for incentive stock options and non-qualified stock options; two stock option plans for eligible directors (the “1999 Director Plan” and the “2004 Director Plan”) allowing for non-qualified stock options; a combined employee and director stock option plan (the “Prudential Plan”) allowing for incentive stock options and non-qualified stock options and an Amended and Restated Omnibus Incentive Plan (the “Omnibus Plan”) in which stock options and restricted stock may be granted. These plans have been approved by our stockholders and no options are granted outside of these plans. The 1994 Plan, 1999 Director Plan, 2004 Director Plan, Prudential Plan and Omnibus Plan provide that 1,500,000, 300,000, 250,000, 650,187, and 2,500,000 shares, respectively, may be issued under the plans at an option price not less than the fair market value of the stock at the time the option is granted. The 1994 Plan, 1999 Director Plan and Prudential Plan expired on November 2004, November 2004 and September 2000, respectively. Thus, no further options are available for future grants within these plans. The 2004 Director Plan and Omnibus Plan expire in May 2010 and May 2014, respectively. The options vest pursuant to the schedule set forth for each plan. In general, the options issued under the 1999 and 2004 Director Plans vest six months from the date of grant, and the options issued under the 1994 Plan, Prudential Plan and Omnibus Plan vest ratably over periods ranging from one year to five years. At December 31, 2005 and 2004, 2,268,634 and 816,252 shares, respectively, were available for grant under all of the option plans.

We grant stock options for a fixed number of shares to directors and key employees with an exercise price equal to the fair value of the shares at the time of the grant. Accordingly, we have not recognized compensation expense for our stock option grants. The fair value of the options granted for the years ended December 31, 2005, 2004, and 2003, was determined to be $8,877, $895 and $1,457, respectively.

For the purposes of the pro forma disclosures in Note 1, the estimated fair value of the options is recognized as compensation expense over the options’ vesting period. The fair value of the options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2005, 2004 and 2003, respectively: risk-free interest rate of 4.05%, 3.43% and 2.97%; no dividend payments expected; volatility factors of the expected market price of our common stock of 0.603, 0.613 and 0.633; and a weighted average expected life of the options of 3.9 years, 3.4 years, and 3.7 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions including the expected stock price volatility.

Maverick Tube Corporation

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes option activity:

		Weighted	Weighted
	Shares Under	Average	Average Fair
	Option	Exercise Price	Value

Options outstanding at December 31, 2002	1,435,373	$11.89
Exercised	(325,010)	7.02
Forfeited	(106,326)	20.41
Granted	185,000	16.39	$7.88

Options outstanding at December 31, 2003	1,189,037	13.18
Exercised	(550,407)	12.51
Forfeited	(7,504)	16.02
Granted	91,668	21.56	$9.76

Options outstanding at December 31, 2004	722,794	14.73
Exercised	(436,627)	14.67
Forfeited	(71,129)	27.29
Granted	505,325	35.89	$17.57

Options outstanding at December 31, 2005	720,363	28.36

The following table summarizes information about fixed stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise Price	Options	Contractual Life	Exercise Price	Options	Exercise Price

$6.80 - $18.80	212,674	5.3 years	$13.53	209,341	$13.48
$20.90 - $27.14	81,057	5.1 years	23.60	55,278	23.75
$32.84 - $38.41	426,632	9.4 years	36.66	—	—

	720,363	7.7 years	28.36	264,619	15.62

Restricted Stock Plans

Under our 2004 Omnibus Plan, our common stock may be granted at no cost to certain officers and key employees. Certain plan participants are entitled to cash dividends and voting rights for their respective shares. Restrictions limit the sale or transfer of these shares during a vesting period whereby the restrictions lapse at the end of the third, fourth or fifth year. Upon issuance of stock under the 2004 Omnibus Plan, unearned compensation equivalent to the market value at the date of the grant is charged to stockholders’ equity and subsequently amortized to expense over the applicable restriction period. During the year ended December 31, 2005, shares granted were 131,806 (net of 73,705 shares forfeited or redeemed). We placed the forfeited and redeemed shares into treasury stock and subsequently reissued 7,403 of the shares. During the year ended December 31, 2004, shares granted were 105,240 (net of 24,864 shares forfeited). We placed the forfeited and redeemed shares into treasury stock and subsequently reissued 12,000 of the shares. Compensation expense related to these shares, net of forfeitures, was $829 and $238 for the years ended December 31, 2005 and 2004, respectively.

Additionally, under our 2004 Omnibus Plan, performance-based restricted stock units may be granted to certain officers and key employees. If certain financial goals are met, common stock may be awarded at the end of the performance period at no cost to these officers and employees. Compensation expense related to restricted stock

Maverick Tube Corporation

Notes to Consolidated Financial Statements — (Continued)

units is recorded over the performance period based on the anticipated number of shares to be awarded. Compensation expense for performance-based restricted stock units was $1,107 and $450 for the years ended December 31, 2005 and 2004, respectively.

17.	Capital Stock

On September 22, 2000, we acquired Prudential pursuant to a Business Combination Agreement. Under terms of the transaction, Prudential stockholders received 0.52 of an exchangeable share, issued by Maverick Tube (Canada) Inc., a wholly-owned Canadian subsidiary, for each Prudential common share. Consequently, Prudential stockholders received a total of 15,813,088 exchangeable shares that were listed on the Toronto Stock Exchange (“TSX”).These shares had the same voting rights, dividend and distribution entitlements, and other attributes as shares of our common stock and were exchangeable, at each stockholder’s option, for shares of our common stock on a one-for-one basis. The transaction was accounted for as a pooling of interests.

In conjunction with the Prudential transaction, our Board of Directors designated one share of our authorized preferred stock as Special Voting Stock. The Special Voting Stock was entitled to a number of votes equal to the number of outstanding exchangeable shares of Maverick Tube (Canada) Inc., on all matters presented to our common stockholders. The one share of Special Voting Stock was issued to CIBC Mellon Trust Company, as trustee pursuant to the Voting and Exchange Trust Agreement among Maverick, Maverick Tube (Canada) Inc., and CIBC Mellon Trust Company, for the benefit of the holders of the exchangeable shares of Maverick Tube (Canada) Inc. For financial statement purposes, the exchangeable shares that had not been exchanged for shares of our common stock had been treated as if they had been exchanged and were included in our outstanding shares of common stock.

As of September 30, 2005, all remaining exchangeable shares were redeemed for shares of our common stock on a one-for-one basis. The exchangeable shares are no longer listed on the TSX. As of February 14, 2006, the one share of preferred stock was redeemed and is no longer outstanding.

18.	Stockholder Rights Plan

In July 1998, our Board of Directors adopted a common stockholder rights plan pursuant to which we declared a dividend distribution of one preferred stock purchase right (the “Right”) for each outstanding share of our common stock (other than shares held in our treasury). The Right becomes exercisable the day a public announcement is made that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20.0% or more of the outstanding shares of common stock, or the tenth day following the commencement of a tender offer or exchange offer that would result in a person or a group becoming the beneficial owners of 20% or more of such outstanding share of common stock (each, the “Separation Time”).After such Right becomes exercisable and upon a “flip-in event” (as such item is defined in the plan), each Right entitles the holder to purchase $100 worth of our common stock or preferred stock, as the case may be, for $50. A “flip-in event” will occur under our stockholder rights plan when a person becomes an acquiring person otherwise than through a “permitted offer,” as described in our stockholder rights plan. Our stockholder rights plan defines “permitted offer” to mean a tender or exchange offer for all outstanding shares of common stock at a price and on terms a majority of the independent members of our Board of Directors determines to be adequate and otherwise in our best interests and the best interests of our stockholders. Until a Right is exercised or exchanged, the holder thereof will have no rights as a stockholder of the Company, including, without limitation, the right to receive dividends. The Right is subject to redemption by our Board of Directors for $0.01 per Right at any time prior to the date which a person or group acquires beneficial ownership of 20.0% or more of our common stock or subsequent thereto at the option of the Board of Directors. The Rights expire July 23, 2008.

Maverick Tube Corporation

Notes to Consolidated Financial Statements — (Continued)

19.	Quarterly Financial Data (Unaudited)

The results of operations by quarter were as follows:

	For the Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Net revenues	$410,803	$400,643	$489,137	$484,650
Gross profit	69,183	66,483	86,522	128,795
Income from continuing operations	31,796	28,894	40,576	63,385
Net income	31,215	38,678	39,156	63,231
Basic earnings per share:
Income from continuing operations	0.75	0.68	0.95	1.58
Basic net income per share	0.73	0.90	0.91	1.57
Diluted earnings per share:
Income from continuing operations	0.73	0.67	0.93	1.54
Diluted net income per share	0.72	0.89	0.90	1.54

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

Net revenues	$277,714	$294,870	$353,721	$361,268
Gross profit	61,279	101,219	121,326	80,571
Income from continuing operations	25,211	47,653	63,903	36,894
Net income	28,741	57,997	68,533	38,525
Basic earnings per share:
Income from continuing operations	0.60	1.13	1.51	0.87
Basic net income per share	0.68	1.37	1.62	0.90
Diluted earnings per share:
Income from continuing operations	0.60	1.12	1.49	0.86
Diluted net income per share	0.68	1.36	1.60	0.90

During 2005, we determined that a portion of our business should be accounted for as discontinued operations (see Note 3). Thus, financial data previously reported in our Form 10-Qs for the first and second quarters of 2005 has been adjusted for discontinued operations and is reflected in the previous table. The following table provides a reconciliation from the previously filed 10-Q to our current data. The adjustment for discontinued operations for the quarter ended March 31, 2005, includes both HSS and PCD. The adjustment for discontinued operations for the

Maverick Tube Corporation

Notes to Consolidated Financial Statements — (Continued)

quarter ended June 30, 2005, includes only PCD as HSS was determined to be a discontinued operation at that time and was reported as such in our second quarter Form 10-Q.

	For the Quarter Ended March 31, 2005			For the Quarter Ended June 30, 2005
	As	Adjusted for		As	Adjusted for
	Reported	Discontinued	As	Reported	Discontinued	As
	in 10-Q	Operations	Adjusted	in 10-Q	Operations	Adjusted

Net revenues	$446,484	$(35,681)	$410,803	$405,440	$(4,797)	$400,643
Gross profit	69,829	(646)	69,183	66,930	(447)	66,483
Income from continuing operations	31,215	581	31,796	28,606	288	28,894
Net income	31,215	—	31,215	38,678	—	38,678
Basic earnings per share:
Income from continuing operations	NR		0.75	0.67	0.01	0.68
Basic net income per share	0.73	—	0.73	0.90	—	0.90
Diluted earnings per share:
Income from continuing operations	NR		0.73	0.66	0.01	0.67
Diluted net income per share	0.72	—	0.72	0.89	—	0.89

NR	= not reported for the quarter

20.	Recent Accounting Pronouncements (Unaudited)

Stock Based Compensation — In December 2004, the FASB issued SFAS No. 123(R) with an effective date for the first fiscal year beginning after June 15, 2005. We have adopted this SFAS effective January 1, 2006. See Note 1 for further discussion.

Additionally, in October 2005, the FASB issued FSP No. FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R).” Assuming all other criteria of the grant date definition have been met, the grant date is the date the award is approved in accordance with an entity’s corporate governance provisions, provided the award is a unilateral grant, whereby the recipient cannot negotiate the key terms and award conditions. The key terms and conditions are expected to be communicated to the recipient within a relatively short time from the date of approval. This FSP guidance is effective upon adoption of FASB 123(R). We do not expect a material impact on our results of operations or financial position.

In November 2005, the FASB issued FSP No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees, as an alternative to the transition guidance for the APIC pool in paragraph 81 of Statement 123(R). The guidance in this FSP is effective after November 10, 2005. As provided by the FSP, a company may take up to one year from the later of adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. We will evaluate this guidance, but do not expect a material impact on our results of operations or financial position.

Inventory Costs — In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and as such, we have adopted effective January 1, 2006. We do not expect SFAS No. 151 to materially impact the financial statements upon adoption.

Maverick Tube Corporation and Subsidiaries

Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged
	Beginning	Cost and	to Other		Balance at
Classification	of Year	Expenses	Accounts	Adjustments	End of Year
	(In thousands)

Year ended December 31, 2003:
Deducted from asset account:
Accounts receivable allowances	$5,188	$298	$—	$(72)	$5,414
Valuation allowance for deferred income taxes	8,349	53	—	(1,472)	6,930
Year ended December 31, 2004:
Deducted from asset account:
Accounts receivable allowances	5,414	1,376	—	(149)	6,641
Valuation allowance for deferred income taxes	6,930	65	—	—	6,995
Year ended December 31, 2005:
Deducted from asset account:
Accounts receivable allowances	6,641	592	—	122	7,355
Valuation allowance for deferred income taxes	6,995	74	—	(1,294)	5,775

ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A	Controls and Procedures

Effectiveness of Controls and Procedures — Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2005, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion of this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation we have concluded our internal controls over financial reporting were effective as of December 31, 2005.

Management’s assessment of internal controls over financial reporting excludes our Colombian operations acquired in May 2005, as allowed under the guidance provided by the SEC in Management’s Report on Internal

Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, Frequently Asked Questions issued October 6, 2004. These operations constituted $235.7 million of total assets, $155.1 million of net assets, $137.7 million of net revenues and $11.6 million of income from operations; and such amounts are included in our consolidated financial statements as of and for the year ended December 31, 2005. Management did not assess the effectiveness of internal control over financial reporting at these operations because we continue to integrate these operations into our control environment, thus making it impractical to complete an assessment as of December 31, 2005.

Changes in Internal Control Over Financial Reporting — During the year ended December 31, 2005, there were no material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm — The attestation report of our registered public accounting firm required by this Item 9A is contained in Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

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

The exhibits listed on the “Index to Exhibits” are filed with this report or incorporated by reference as set forth below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Maverick Tube Corporation
(registrant)

March 14, 2006	/s/ Joyce M. Schuldt Joyce M. Schuldt, Senior Vice President — Finance, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 14, 2006	/s/ C. Robert Bunch C. Robert Bunch, Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

March 14, 2006	/s/ Joyce M. Schuldt Joyce M. Schuldt, Senior Vice President — Finance, Chief Financial Officer and Secretary (Principal Financial Officer)

March 14, 2006	/s/ C. Adams Moore C. Adams Moore, Director

March 14, 2006	/s/ David H. Kennedy David H. Kennedy, Director

March 14, 2006	/s/ Gerald Hage Gerald Hage, Director

March 14, 2006	/s/ Paul G. McDermott Paul G. McDermott, Director

March 14, 2006	/s/ Wayne P. Mang Wayne P. Mang, Director

March 14, 2006	/s/ Jack B. Moore Jack B. Moore, Director

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Combination Agreement by and between the Registrant and Prudential Steel Ltd. dated as of June 11, 2000 (incorporated herein by reference to Annex B to the Registrant’s definitive proxy statement filed on August 11, 2000).
2.2	Form of Plan of Arrangement involving and affecting Prudential Steel Ltd. and the holders of its common shares and options (incorporated herein by reference to Annex D to the Registrant’s definitive proxy statement filed on August 11, 2000).
2.3	Stock Purchase Agreement dated as of February 12, 2002 by and among the Registrant, Precision Tube Holding Corporation and the shareholders of Precision Tube Holding Corporation (incorporated herein by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K filed on February 14, 2002).
2.4	Asset Purchase Agreement By and Among The LTV Corporation, the Other Sellers Named Herein and the Registrant dated as of October 15, 2002 (incorporated herein by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K filed on October 16, 2002).
2.5	Plan of Reorganization and Agreement of Merger dated as of February 19, 2003 by and among the Registrant, SC Acquisition, L.P., SeaCAT Corporation and certain shareholders of SeaCAT Corporation (incorporated herein by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K filed on February 20, 2003).
2.6	Stock Purchase Agreement dated as of May 20, 2005 by and among the Registrant, Mortonbay S.A. and Piament Holdings S.A. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s quarterly report on Form 10-Q for the period ended June 30, 2005).
3.1	Amended and Restated Certificate of Incorporation of the registrant, as amended (incorporated herein by reference to Exhibit 3.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2000).
3.2	Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed on March 2, 2005).
4.1	Form of Amended and Restated Shareholder Rights Agreement, dated as of September 22, 2000 between the Registrant and Harris Trust and Savings Bank (which includes as Exhibit A thereto the Form of Preferred Stock Rights Certificate) (incorporated herein by reference to Exhibit 5 of the Registrant’s Form 8-A/A filed on September 26, 2000).
4.2	Form of Stock Certificate for Common Stock (incorporated herein by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-1 (File No. 33-37363)).
4.3	Form of Stock Certificate for Series II or Special Voting Preferred Stock (incorporated herein by reference to Exhibit 4.3 to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2000).
4.4	Form of Share Capital and other Provisions to be included in the Articles of Incorporation of Maverick Tube (Canada) Inc. (incorporated herein by reference to Annex E to the Registrant’s definitive proxy statement filed on August 11, 2000).
4.5	Form of Support Agreement by and between the Registrant and Maverick Tube (Canada) Inc. (incorporated herein by reference to Annex F to the Registrant’s definitive proxy statement filed on August 11, 2000).
4.6	Form of Voting and Exchange Trust Agreement by and between the Registrant, Maverick Tube (Canada), Inc. and CIBC Mellon Trust Company (incorporated herein by reference to Annex G to the Registrant’s definitive proxy statement filed on August 11, 2000).
4.7	Indenture, dated as of June 9, 2003, between the Registrant and the Bank of New York (the “2003 Indenture”) (incorporated herein by reference to Exhibit 4.3 to the Registrant’s registration statement on Form S-3, filed on July 11, 2003 (File No. 333-106976)).
4.8	Form of 4.00% Convertible Senior Subordinated Notes due 2033 (incorporated herein by reference to Exhibit A of the 2003 Indenture).
4.9	Registration Rights Agreement dated as of June 9, 2003 by and among the Registrant and J.P. Morgan Securities, Inc., Jefferies & Co., Inc. and Raymond James & Associates, Inc. (incorporated herein by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-3, filed on July 11, 2003 (File No. 333-106976)).

Exhibit
Number		Description

4.10		First Supplemental Indenture, dated as of October 24, 2003, between the Registrant and the Bank of New York (incorporated herein by reference to Exhibit 4.6 to the Registrant’s registration statement on Form S-3/A, filed on October 27, 2003 (File No. 333-106976)).
4.11		Form of Indenture between the Registrant and The Bank of New York, N.A., as trustee, governing the 2004 4.00% Convertible Senior Subordinated Note due 2033 (“2004 Indenture”) (incorporated herein by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-4/A, filed on December 20, 2004 (File No. 333-120923)).
4.12		Form of 2004 4.00% Convertible Senior Subordinated Notes due 2033 (incorporated herein by reference to Exhibit A of the 2004 Indenture).
4.13		Form of Indenture between the Registrant and The Bank of New York Trust Company, N.A., as trustee, governing the 2005 1.875% Convertible Senior Subordinated Notes due 2025 (“2005 Indenture”) (incorporated herein by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on November 16, 2005).
4.14		Form of 2005 1.875% Convertible Senior Subordinated Notes due 2025 (incorporated herein by reference to Exhibit 4.2 to the Registrant’s current report on Form 8-K filed on November 16, 2005).
4.15		Registration Rights Agreement, dated November 15, 2005, between the Registrant and Morgan Stanley & Co. Incorporated for the 2005 1.875% Convertible Senior Subordinated Note due 2025 (incorporated herein by reference to Exhibit 4.3 of the Registrant’s current report on Form 8-K filed November 16, 2005).
10.1		Lease and Agreement dated July 24, 1992, by and between the Registrant and the Arkansas Development Finance Authority (incorporated herein by reference to Exhibit 10.7 to the Registrant’s annual report on Form 10-K for the fiscal year ended September 30, 1992).
10	.2*	Maverick Tube Corporation Savings for Retirement Plan effective on February 15, 1988, as amended (incorporated herein by reference to Exhibit 10.11 to the Registrant’s annual report on Form 10-K for the fiscal year ended September 30, 1993).
10	.3*	The Maverick Tube Corporation 1994 Stock Option Plan (the “1994 Employee Plan”) (incorporated herein by reference to Exhibit 10.17 of the Registrant’s annual report on Form 10-K for the fiscal year ended September 30, 1994).
10	.3.1*	First Amendment to the 1994 Employee Plan (incorporated herein by reference to Exhibit 10.23 of the Registrant’s annual report on Form 10-K for the fiscal year ended September 30, 1996).
10	.4*	The Maverick Tube Corporation Director Stock Option Plan (the “1994 Director Plan”) (incorporated herein by reference to Exhibit 10.18 of the Registrant’s annual report on Form 10-K for the fiscal year ended September 30, 1994).
10	.4.1*	Amendment #1 to the 1994 Director Plan (incorporated herein by reference to Exhibit 10.24 of the Registrant’s annual report on Form 10-K for the fiscal year ended September 30, 1996).
10	.4.2*	Form of Director Non-Qualified Stock Option Agreement issuable under the 1994 Director Plan (incorporated herein by reference to Exhibit 10.4.2 of the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004).
10	.5*	Amended and Restated Maverick Tube Corporation 2004 Omnibus Incentive Plan (“2004 Employee Plan”) (incorporated herein by reference to Exhibit 10.5 of the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004).
10	.5.1*	Form of Non-Qualified Stock Option Agreement issuable under the 2004 Employee Plan (incorporated herein by reference to Exhibit 10.5.1 of the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004).
10	.5.2*	Form of Restricted Stock Award Agreement issuable under the 2004 Employee Plan (incorporated herein by reference to Exhibit 10.5.2 of the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004).
10	.5.3*	Form of Restricted Stock Unit Award Agreement issuable under the 2004 Employee Plan (incorporated herein by reference to Exhibit 10.5.3 of the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004).
10	.5.4	Second Amended and Restated Maverick Tube Corporation 2004 Omnibus Incentive Plan (incorporated herein by reference to Appendix A of the registrant’s definitive proxy statement on Schedule 14A filed April 5, 2005).

Exhibit
Number		Description

10	.6*	Maverick Tube Corporation 2004 Stock Incentive Plan for Non-Employee Directors (incorporated herein by reference to Attachment C to the registrant’s definitive proxy statement filed on March 29, 2004), as amended by First Amendment dated February 23, 2005 (incorporated herein by reference to Exhibit 10.1 to Registrant’s current report on Form 8-K filed on March 2, 2005).
10	.7*	Form of Deferred Compensation Agreement between the Registrant and T. Scott Evans dated October 1, 1995 (incorporated herein by reference to Exhibit 10.22 of the Registrant’s annual report on Form 10-K for the fiscal year ended September 30, 1996).
10	.7.1*	Restated Senior Executive Deferred Compensation Plan between the Registrant and Messrs. Gregg Eisenberg, T. Scott Evans, Sudhakar Kemthammeni and Jim Cowan dated February 20, 2003 (incorporated herein by reference to Exhibit 10.30 to the Registrant’s annual report on Form 10-K/A for the period ended December 31, 2003).
10	.8*	Form of Severance Agreement dated November 11, 1998, by and among the Registrant and Gregg Eisenberg and Sudhakar Kanthamneni (incorporated herein by reference to Exhibit 10.16 of the Registrant’s annual report on Form 10-K for the fiscal year ended September 30, 1998).
10.9		Agreement of Limited Partnership of Maverick Tube, L.P. between the Registrant and Maverick Investment Corporation (incorporated herein by reference to Exhibit 10.13 of the Registrant’s annual report on Form 10-K for the fiscal year ended September 30, 1998).
10	.10*	Amended and Restated Prudential Steel Ltd. Stock Option Plan (incorporated herein by reference to Exhibit 99.1 of the Registrant’s registration statement on Form S-8 filed on September 27, 2000 (File No. 333-46740)).
10	.11*	Amended and Restated Prudential Steel Ltd. Pension Plan for Salaried Employees restated effective January 1, 1992 and including amendments to January 1, 1998 (incorporated herein by reference to Exhibit 10.15 of the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2000 (in Canadian dollars)).
10.12		Lease Agreement dated January 10, 2001, by and between the Registrant and Commercial Resins Company, Inc. (incorporated herein by reference to Exhibit 10.18 of the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2000).
10	.13*	Prudential Steel Ltd. Supplemental Employees’ Retirement Plan dated as of January 1, 1994 (incorporated herein by reference to Exhibit 10.19 of the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2000).
10	.15*	Second Amendment to the 1994 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 of the Registrant’s quarterly report on Form 10-Q for the period ended March 31, 2001).
10.16		Amending Letter to the Letter Agreement dated December 27, 2000 between Prudential Steel Ltd. and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2001).
10.17		Initial Collective Bargaining Agreement between the Registrant and the United Steelworkers of America, effective as of January 1, 2003 through November 15, 2005 (incorporated herein by reference to Exhibit 10.30 of the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2002).
10.18		Collective Bargaining Agreement between the Registrant and the United Steelworkers of America, effective as of January 1, 2003 through November 15, 2005 (incorporated herein by reference to Exhibit 10.31 of the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2002).
10	.19*	Employment contract between the Registrant and Jim Cowan dated February 20, 2003 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s quarterly report on Form 10-Q for the period ended March 31, 2003).
10	.20*	Severance Agreement dated February 19, 2003, by and among the Registrant and Jim Cowan (incorporated herein by reference to Exhibit 10.28 of the Registrant’s annual report on Form 10-K, as amended, for the period ended December 31, 2003).
10	.21*	Severance Agreement, entered into as of May 11, 2004, by and between the Registrant and Pamela G. Boone (the “Boone Severance Agreement”) (incorporated herein by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed on January 14, 2005).

Exhibit
Number		Description

10	.21.1*	Addendum to the Boone Severance Agreement dated January 12, 2005 (incorporated herein by reference to Exhibit 10.23.1 of the Registrant’s annual report on Form 10-K for the period ended December 31, 2004).
10	.22*	Agreement and General Release, entered into as of October 18, 2004, by and between the Registrant and Gregg Eisenberg (incorporated herein by reference to Exhibit 10.24 of the Registrant’s annual report on Form 10-K for the period ended December 31, 2004).
10	.23*	Severance Agreement dated May 11, 2004 by and between the Registrant and Richard W. Preckel (incorporated herein by reference to Exhibit 10.25 of the Registrant’s annual report on Form 10-K for the period ended December 31, 2004).
10.24		Credit Agreement, dated May 27, 2005 among the Registrant and its subsidiaries, on the one hand and the JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank Toronto Branch, on the other hand (incorporated herein by reference to Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q for the period ended June 30, 2005).
10.25		Amended and Restated Credit Agreement dated as of August 5, 2005 by and among the Registrant and its subsidiaries and JP Morgan Chase Bank, N.A. and other financial lenders now or hereinafter a party to the agreement (incorporated herein by reference to Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2005).
10.26		Asset purchase agreement between the Registrant and Maverick Tube, L.P., a subsidiary of the Registrant and Atlas Tube, Inc. and Atlas Tube (USA) Inc., a subsidiary of Atlas Tube, Inc. dated June 30, 2005 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed on July 6, 2005).
10	.27*	Form of Indemnification Agreement with Executive Officers and Directors (incorporated herein by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed on August 16, 2005).
10	.28*	Agreement and General Release dated August 29, 2005 between Registrant and James A. Cowan (incorporated herein by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed on August 30, 2005).
10	.29*	Form of Severance Agreement dated September 13, 2005 between the Registrant and C. Robert Bunch, Joyce M. Schuldt and T. Scott Evans (incorporated herein by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed on September 19, 2005).
10.30		Convertible note hedge transaction confirmation, dated November 9, 2005, between the Registrant and Morgan Stanley & Co. International Limited (incorporated herein by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed November 16, 2005).
10	.30.1	Amendment dated November 16, 2005 to convertible note hedge transaction confirmation (incorporated herein by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed November 22, 2005).
10.31		Warrant transaction confirmation, dated November 9, 2005, between the Registrant and Morgan Stanley & Co. International Limited (incorporated herein by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K filed November 16, 2005).
10	.31.1	Amendment dated November 16, 2005 to warrant transaction confirmation (incorporated herein by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K filed November 22, 2005).
10	.32*	Severance agreement dated October 18, 2004 by and between the Registrant and Gregg Eisenberg (incorporated herein by reference to Exhibit 10.24 of the Registrant’s annual report on Form 10-K for the period ended December 31, 2004).
10.33		Promissory note, dated August 26, 2005 between Tubos del Carible Ltda. (a subsidiary of the Registrant) and Bancolombia (Panama) S.A.
12.1		Computation of Earnings to Fixed Charges.
14		Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 99.1 of the Registrant’s current report on Form 8-K filed March 6, 2006 and posted to our website at www.mavericktube.com).
21		Subsidiaries of the Registrant.
23.1		Consent of Ernst & Young LLP, independent registered public accounting firm.

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer.
32.2	Certificate (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer.

*	Management contract or compensatory plan or arrangement