Form 10-K/A
period 2005-12-31
MAVERICK TUBE CORP
filed 2006-04-07
CIK 869087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-10651
MAVERICK TUBE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-1455766 (IRS Employer Identification No.)

16401 Swingley Ridge Road, Seventh Floor Chesterfield, Missouri (Address of principal executive offices)	63017 (Zip Code)
Registrant’s telephone number, including area code: (636) 733-1600
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, Par Value $0.01 Per Share Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange
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
As of March 8, 2006, the number of shares outstanding of the registrant’s common stock was 36,919,860.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders, expected to be held on May 15, 2006, into Part III of this Form 10-K where indicated.

Amendment No. 1 to the Annual Report on Form 10-K
For the Year Ended December 31, 2005
EXPLANATORY NOTE
Maverick Tube Corporation is filing this Amendment to Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 14, 2006 (the “Original Filing”), for the sole purpose of correcting a typographical error in the cover page relating to the number of outstanding shares as of March 8, 2006, which is 36,919,860.
In addition, we have filed the following exhibits herewith:
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Except as described above, no other changes have been made to the Original Filing and this Form 10K/A does not amend, update or change the financial statements or any other items or disclosures in the Original Filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Maverick Tube Corporation
(registrant)

April 6, 2006	/s/ C. Robert Bunch

C. Robert Bunch, Chairman of the Board of Directors,
President and Chief Executive Officer (Principal Executive Officer)