Form 10-Q
period 2006-03-31
MAVERICK TUBE CORP
filed 2006-05-09
CIK 869087

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 001-10651
MAVERICK TUBE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	43-1455766
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

16401 Swingley Ridge Road, Seventh Floor	63017
Chesterfield, Missouri	(Zip code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (636) 733-1600
Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).
Large accelerated filer  ☑      Accelerated filer ☐     Non-accelerated filer ☐
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common stock, $0.01 par value – 36,946,943 shares as of May 5, 2006.

MAVERICK TUBE CORPORATION AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
MAVERICK TUBE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2006	2005
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$80,709	$23,071
Accounts receivable, less allowances of $4,569 and $4,461 at March 31, 2006 and December 31, 2005, respectively	227,561	212,749
Inventories	470,771	408,311
Deferred income taxes	12,737	6,636
Income taxes refundable	7,040	14,284
Prepaid expenses and other current assets	13,944	12,604

Total current assets	812,762	677,655

Property, plant and equipment, net of accumulated depreciation	305,184	307,289
Goodwill	186,278	186,541
Other acquired intangibles, net of accumulated amortization	31,976	32,106
Deferred income taxes	17,283	20,690
Other assets	21,058	15,009

Total Assets	$1,374,541	$1,239,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$125,757	$116,218
Accrued expenses and other liabilities	53,800	47,499
Deferred revenue	13,212	11,401
Income taxes payable	29,486	6,624
Current maturities of long-term debt	186,028	187,902

Total current liabilities	408,283	369,644

Long-term debt, less current maturities	302,302	277,187
Other long-term liabilities	25,909	25,603

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 authorized shares	—	—
Common stock, $0.01 par value; 80,000,000 authorized shares; 43,330,682 and 43,213,741 shares issued and 36,944,443 and 36,907,502 shares outstanding at March 31, 2006 and December 31, 2005, respectively	433	432
Additional paid-in capital	258,802	257,391
Unamortized value of restricted stock	—	(2,935)
Treasury stock, 6,386,239 and 6,306,239 shares at March 31, 2006 and December 31, 2005, respectively	(219,869)	(216,310)
Retained earnings	599,166	528,268
Accumulated other comprehensive (loss) income	(485)	10

Total Stockholders’ Equity	638,047	566,856

Total Liabilities and Stockholders’ Equity	$1,374,541	$1,239,290

See accompanying notes to condensed consolidated financial statements.

MAVERICK TUBE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share data)

	Three months ended March 31,
	2006	2005
Net revenues	$543,060	$410,803
Cost of goods sold	407,169	341,620

Gross profit	135,891	69,183

Selling, general and administrative	21,282	16,925
Sales commissions	2,508	2,578

Income from operations	112,101	49,680

Interest expense	4,669	2,226

Income from continuing operations before income taxes	107,432	47,454

Provision for income taxes	36,478	15,658

Income from continuing operations	70,954	31,796

Income (loss) from discontinued operations (net of income tax (expense) benefit of $(24) and $300, respectively)	53	(581)
Loss on sale of PCD business, net of tax benefit of $68	(109)	—

Net income	$70,898	$31,215

Basic earnings (loss) per share:
Income from continuing operations	$1.93	$0.75
Income (loss) from discontinued operations	(0.00)	(0.01)

Net income	$1.93	$0.73

Diluted earnings (loss) per share:
Income from continuing operations	$1.81	$0.73
Income (loss) from discontinued operations	(0.00)	(0.01)

Net income	$1.80	$0.72

See accompanying notes to condensed consolidated financial statements.

MAVERICK TUBE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three months ended March 31,
	2006	2005
OPERATING ACTIVITIES
Net income	$70,898	$31,215
Income (loss) from discontinued operations and loss on sale of PCD business, net of tax	(56)	(581)

Income from continuing operations	70,954	31,796
Adjustments to reconcile income from continuing operations to net cash provided (used) by continuing operating activities:
Depreciation	8,300	6,092
Amortization	804	652
Share-based compensation expense	2,037	396
Deferred income taxes	(2,613)	722
Loss on sale of property and equipment	371	10
Changes in operating assets and liabilities:
Accounts receivable, net	(16,731)	(26,967)
Inventories	(65,441)	(19,583)
Prepaid expenses and other current assets	(980)	(588)
Other assets	(1,152)	(560)
Accounts payable	15,480	(20,067)
Accrued expenses and other liabilities	9,207	(1,226)
Income taxes payable / refundable	30,604	(13,831)
Deferred revenue	1,818	(1,977)

Cash provided (used) by continuing operating activities	52,658	(45,131)

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(19,658)	(12,922)
Proceeds from disposal of equipment	—	84
Proceeds from sale of investments	—	19,965
Proceeds from sale of discontinued operations	5,956	—

Cash (used) provided by investing activities	(13,702)	7,127

FINANCING ACTIVITIES
Net borrowings on senior credit facility	26,517	26,057
Principal payments on long-term borrowings and notes	(890)	(2,998)
Deferred debt costs	(414)	(75)
Purchase of treasury stock	(3,559)	—
Proceeds from exercise of stock options	1,306	2,921
Excess tax benefits from stock-based compensation	1,003	—

Cash provided by financing activities	23,963	25,905
Cash flows from discontinued operations (Revised — see Note 1)
Operating cash flows	(2,587)	4,222
Investing cash flows	—	(404)
Financing cash flows	(1,724)	187

Total cash flows from discontinued operations	(4,311)	4,005
Effect of exchange rate changes on cash and cash equivalents	(970)	9

Increase (decrease) in cash and cash equivalents	57,638	(8,085)
Cash and cash equivalents at beginning of period	23,071	14,721

Cash and cash equivalents at end of period	$80,709	$6,636

See accompanying notes to condensed consolidated financial statements.

Maverick Tube Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands except share and per share data)
1. Basis of Presentation
The unaudited, condensed, consolidated financial statements include the accounts of Maverick Tube Corporation and its direct and indirect wholly-owned subsidiaries, all of which are separate legal entities (collectively referred to as “we,” “us,” “our” and similar terms, as well as “Maverick” or the “Company”). All significant inter-company accounts and transactions have been eliminated.
The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the 2006 Consolidated Financial Statement presentation. These reclassifications were not material, individually or in the aggregate. In 2005, we revised our disclosure to separately present the operating, investing and financing portions of the cash flows attributable to our discontinued operations. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 14, 2006.
2. Recent Accounting Pronouncements
Derivatives — In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155 (“SFAS No. 155”), “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. We plan to adopt SFAS No. 155 effective January 1, 2007 and do not expect the adoption to have a material impact on our financial statements.
Inventory Costs – Effective January 1, 2006, we adopted SFAS No. 151, “Inventory Costs,” which clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (i.e., spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Adoption of SFAS No. 151 has not materially impacted our financial statements.
3. Business Acquisitions
In May 2005, we purchased all the equity interests of Tubos del Caribe Ltda. (“TuboCaribe”), a Colombian manufacturer of oil country tubular goods and line pipe, 97% of the equity interests in Consorcio Metalurgico Nacional Ltda. (“Colmena”), a Colombian manufacturer of steel electrical conduit and other pipe and tube products used in a variety of industrial applications and all of the equity interests of AdvanceCo LP, a Houston, Texas based distributor of primarily electrical conduit (collectively, the “Colombian operations”). The acquisition was accounted for as a purchase business combination and the financial statements of the acquired companies have been consolidated from the acquisition date. We acquired the remaining 3% of Colmena in February 2006.
The cost to acquire these companies has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values. The remaining difference between the purchase price and the fair value of net assets represents goodwill. As of March 31, 2006, this resulted in preliminary goodwill of $103,809, which is not deductible for tax purposes. The final fair value estimation and appraisals for certain property, plant and equipment, and intangible assets, subject to certain rationalization plans, will be completed by June 30, 2006 and have not yet been incorporated into the allocation of the balance sheet.
4. Discontinued Operations
On September 1, 2005, we acquired the assets and assumed certain liabilities of Pennsylvania Cold Drawn, LLC, a cold drawn tubular business, in exchange for the note described below which was in default. These assets and liabilities were recorded at their carryover basis as we had been fully consolidating this business in our financial statements since the first quarter 2004 under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” We originally sold this business on March 29, 2002 for $8,115, consisting of $1,238 in cash and the buyer’s nine-year secured promissory note for $6,877. On November 12, 2003, we restructured the promissory note and increased the outstanding note obligation, in exchange for the release of our guarantee of

Maverick Tube Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands except share and per share data)
certain payment obligations and the obtainment of additional security including the buyer’s personal guarantee. On February 15, 2006, we sold, for cash, certain of the assets acquired and liabilities assumed from our September 1, 2005 acquisition, resulting in a pre-tax loss of $177. Accordingly, the operating results are reflected as discontinued operations under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) in all periods presented.
On June 30, 2005, we completed the sale of our hollow structural sections business to Atlas Tube (USA) Inc. and its parent company, Atlas Tube Inc., for $36,356 in cash, resulting in a pre-tax gain of $17,640. Total costs incurred with the exit of this business amounted to $2,060 and include impairment of fixed assets, severance pay and other professional fees. Maverick and Atlas Tube Inc. also entered into a short-term transitional conversion agreement whereby we have agreed to convert raw material supplied by Atlas Tube Inc. into hollow structural sections products at our Hickman, Arkansas facility. The business met the criteria to be accounted for as a discontinued operation under SFAS No. 144, and accordingly, the operating results for this business are reflected as discontinued operations for all periods presented.
Both the cold drawn tubular business and the hollow structural sections business were previously included in our Electrical Products segment. Aggregate net revenues from these discontinued operations were $5,288 and $35,681 for the three months ended March 31, 2006 and 2005, respectively. Our condensed consolidated balance sheets as of March 31, 2006 and December 31, 2005 include $1,217 and $7,232 in current assets, respectively, and $263 and $4,714 in current liabilities, respectively, pertaining to discontinued operations.
5. Inventories
Inventories consist of the following:

	March 31,	December 31,
	2006	2005
Finished goods	$188,913	$180,778
Work-in-process	46,518	39,938
Raw materials	136,630	110,289
In-transit materials	71,232	53,149
Storeroom parts	27,478	24,157

	$470,771	$408,311

6. Goodwill
Changes in the carrying amount of goodwill for the three months ended March 31, 2006 are as follows:

Balance at December 31, 2005	$186,541
Acquisitions — Colombian operations (see Note 3)	(263)

Balance at March 31, 2006	$186,278

7. Debt

	March 31,	December 31,
	2006	2005
Senior revolving credit facility, due May 2010, interest payable monthly (6.05% at March 31, 2006)	$52,000	$25,483
Bank loan, in Colombia, due August 2006, interest payable at LIBOR plus 1.5% (6.55% at March 31, 2006)	50,000	50,000
1.875% Senior Subordinated Notes, due 2025	250,000	250,000
4.0% Senior Subordinated Notes, due 2033	120,000	120,000
Unsecured subordinated note payable, due May 2006, interest payable at LIBOR plus 1% (6.05% at March 31, 2006)	15,000	15,000
Other debt, including capital leases	1,330	4,606

Total debt	488,330	465,089
Current maturities	(186,028)	(187,902)

Long-term debt, less current maturities	$302,302	$277,187

Maverick Tube Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands except share and per share data)
Senior Revolving Credit Facility
Our Senior Revolving Credit Facility provides a $325,000 revolving line of credit and allows for expansion up to $450,000 upon bank approval. The Senior Revolving Credit Facility is secured by certain accounts receivable, inventories, property, plant and equipment and all or part of the voting stock of our subsidiaries. Under the facility, we had $4,679 in letters of credit outstanding as of March 31, 2006. Interest is payable monthly at U.S. and/or Canadian prime rates, banker’s acceptance rates or the LIBOR adjusted by an interest rate margin, depending upon certain financial measurements. We can borrow an amount based on a percentage of eligible accounts receivable, eligible inventory, and property, plant and equipment, reduced by outstanding letters of credit. The facility limits our ability to pay dividends, create liens, sell assets or enter into transactions with affiliates without the consent of the lenders. If availability falls below $75,000, the facility limits capital expenditures to $40,000 per year. Also, if availability falls below $50,000, we become subject to certain restrictive covenants, including maintaining a minimum fixed charge coverage ratio and our senior lenders can exercise dominion over certain portions of our cash. If this occurs, the full outstanding amount would be classified as a current liability. At March 31, 2006, additional availability was approximately $254,883. We pay a commitment fee ranging from 0.25%-0.375% per annum on the unused portion.
Colombian Loan
On August 26, 2005, we entered into a one-year $50,000 loan for our Colombian operations replacing multiple loans with local and national banks within Colombia. As of March 31, 2006, the debt balance was classified as a current liability due to the short term nature of the loan. We also have $1,600 in letters of credit outstanding in connection with our Colombian operations. We are in discussions with several banks to potentially convert this debt into long-term debt of our Colombian operations during 2006.
2005 Notes
In November 2005, we issued, in a private placement, $250,000 aggregate principal amount of 1.875% Convertible Senior Subordinated Notes due 2025 (the “2005 Notes”). Interest is payable semi-annually in May and November of each year, beginning May 2006. These notes were registered with the Securities and Exchange Commission in January 2006. The 2005 Notes are general unsecured obligations and are subordinated to our present and future senior indebtedness.
The 2005 Notes are convertible into cash and, if applicable, shares of our common stock (at an initial conversion rate of 24.6406 shares of common stock per $1 principal amount of notes - equivalent to an initial conversion price of approximately $40.58 per share of common stock) on any day prior to the close of business on the scheduled trading day immediately preceding August 15, 2013 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period’’) in which the trading price per note for each day of that measurement period was less than 103% of the product of the last reported sale price of our common stock and the conversion rate on each such day; or (2) upon the occurrence of specified corporate events as defined in the agreement. On and after August 15, 2013 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay cash and shares of our common stock, if any, based on a daily conversion value calculated on a proportionate basis for each day of the relevant 20 trading-day observation period. The maximum number of shares upon conversion would be 6,160,150.
Holders may require us to repurchase for cash all or part of their notes on November 15, 2013, at a price equal to 100.25% of the principal amount of the notes being repurchased, plus accrued and unpaid interest. In addition, holders may require us to repurchase for cash all or part of their notes on November 15, 2015, November 15, 2020 or upon a fundamental change as defined in the agreement, in each case at a price equal to 100% of the principal amount of the notes being repurchased plus any accrued and unpaid interest up to, but excluding, the purchase date. In addition, in the event of a fundamental change prior to November 15, 2013, the conversion rate may be increased by an additional number of shares per $1 principal amount of the notes. We will pay cash for all notes so purchased.
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
The net proceeds from these notes were used to repurchase 6,299,670 shares of our common stock through March 31, 2006 (the expiration date of our repurchase program, as approved by our Board of Directors).

Maverick Tube Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands except share and per share data)
2004 Notes and 2003 Notes
In June 2003, we issued, in a private placement, $120,000 aggregate principal amount of 4.0% Convertible Senior Subordinated Notes due 2033 (the “2003 Notes”) that are convertible under certain limited circumstances into shares of our common stock at a conversion price of $29.19 per share (provided certain contingencies are met, including our common stock has exceeded 120.0% of the conversion price then in effect for 20 trading days out of 30 consecutive trading days). In December 2004, we completed an exchange offer that resulted in the exchange of $115,500 of the 2003 Notes for new notes that have identical terms, other than a net share settlement upon conversion and the public acquirer change of control features (the “2004 Notes”). As a result of the exchange offer, we have $115,500 of the 2004 Notes and $4,500 of the 2003 Notes outstanding as of March 31, 2006. The 2004 Notes and the 2003 Notes are convertible into a maximum of 4,110,997 shares of our common stock.
Both the 2003 Notes and the 2004 Notes bear interest at 4% per annum, paid semi-annually and are due June 15, 2033. Beginning with the six-month interest period commencing on June 15, 2008, we may pay contingent interest during a six-month interest period if the average trading price of the convertible notes equals or exceeds 130.0% of the principal amount during a specified period prior to such six-month interest period. The convertible notes are general unsecured obligations and are subordinated to our senior indebtedness referred to above. Additionally, as of December 31, 2005 and March 31, 2006, these notes were classified as current maturities of long-term debt because they were convertible at the election of the note holders as our stock price exceeded 120% of the conversion price, or $35.03, for at least 20 days during a consecutive 30-trading day period ending on a calendar quarter, as defined in the indenture. If conditions to convert these notes are not met in future periods, the notes will no longer be convertible and will be classified as long-term debt.
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
8. Restructuring Charges
In December 2004, we announced plans to consolidate our Republic Conduit operations into a new facility located in Louisville, Kentucky, and the resulting closure of two of our manufacturing facilities located in Ferndale, Michigan and Cedar Springs, Georgia. The purpose of the consolidation and resultant plant closures is to achieve annual operating cost savings principally from reduced freight and conversion costs and improved efficiency. The cessation of production in these facilities and termination of approximately 180 people will be completed by the end of the third quarter of 2006. We estimate total pretax restructuring expenses as follows:

Employee severance cost	$3,580
Costs associated with property, plant and equipment	1,200
Other	825

Total restructuring costs	$5,605

We plan on transferring certain equipment from the Michigan and Georgia facilities to the new facility in Louisville, Kentucky. For the three months ended March 31, 2006, we recorded additional depreciation expense of $60 on property, plant and equipment that will not be used after operations cease at these facilities. All restructuring costs have not been accrued as of March 31, 2006 as the operations will not be completely closed until the end of the third quarter 2006. All costs are included in Cost of Goods Sold. All remaining cash costs are expected to be paid in 2006. The following is a summary of the accrued restructuring liability and activity through March 31, 2006:

Maverick Tube Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands except share and per share data)

Balance at December 31, 2005	$2,489
Additions	119
Cash payments	(520)

Balance at March 31, 2006	$2,088

9. Defined Benefit Plan
Prudential Steel Ltd. (“Prudential”), our Canadian subsidiary, sponsors two pension plans, one for its hourly employees and one for its salaried employees, a post-retirement benefit plan for substantially all of its Canadian employees and a supplemental executive retirement plan (“SERP”) for certain key Prudential executives. Expected contributions for the year ended December 31, 2006 are as follows:

	Pension Benefits	Postretirement
	and SERP	Benefit Plan
Contributions required by funding regulations or laws	$3,384	$—
Additional discretionary contributions	2,810	84

	$6,194	$84

Benefit costs consist of the following:

	Three months ended
	March 31,
	2006	2005
Pension benefit costs:
Service cost	$670	$503
Interest cost	932	848
Expected return on plan assets	(1,010)	(830)
Amortization of prior service cost	127	122
Amortization of transition asset	(177)	(169)
Recognized net actuarial loss	303	149

	$845	$623

Postretirement benefit plan costs:
Service cost	$41	$29
Interest cost	56	51
Recognized net actuarial loss	41	31

	$138	$111

10. Segment Information
We operate through business units that have been aggregated into two segments: Energy Products and Electrical Products. The financial performance of each business unit within each segment is affected by similar economic conditions. The consolidated results are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. We evaluate the performance of the energy and electrical segments based on their segment profit (loss) (defined as income (loss) from continuing operations before income taxes, interest income and interest expense) and a modified return on net assets metric.
Summarized financial information from continuing operations for reportable industry segments is shown in the following table. Amounts for prior years have been adjusted to reflect discontinued operations (out of our electrical products segment). The corporate column includes corporate-related items and, as it relates to segment profit (loss), income and expense not allocated to the other segments. Inter-segment sales are not material. Identifiable assets are those used in our operations in each segment. The corporate information is not considered a segment; however, it represents the corporate assets necessary for our day-to-day operations (that are not identifiable to the reporting segments).

Maverick Tube Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands except share and per share data)

	Energy	Electrical
	Products	Products	Corporate	Total
Three months ended March 31, 2006
Net revenues	$465,638	$77,422	$—	$543,060
Income (loss) from operations	115,603	6,779	(10,281)	112,101
Identifiable assets	1,051,190	246,653	76,698	1,374,541

Three months ended March 31, 2005
Net revenues	$333,588	$77,215	$—	$410,803
Income (loss) from operations	43,582	16,262	(10,164)	49,680
Identifiable assets	707,525	256,320	53,510	1,017,355
11. Stock-Based Compensation
On January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” (a revision of SFAS No. 123, “Accounting for Stock Based Compensation”) using the modified prospective transition method. Under this method, our consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R), while the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Prior to the adoption of SFAS 123(R), we had adopted the disclosure-only provisions of SFAS 123, accounted for stock-based compensation under the intrinsic value method and did not record any expense related to stock options. SFAS 123(R) also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as an operating cash flow.
We have an employee incentive plan (the “2004 Omnibus Plan”) pursuant to which incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, other stock-based awards and cash-bonus awards may be granted to certain employees. We also have an equity compensation plan for non-employee directors pursuant to which stock options and shares of restricted stock may be granted.
Pursuant to the 2004 Omnibus Plan, certain officers and key employees have been issued time-based restricted stock and performance-based restricted stock units. A restricted stock grantee has voting rights, is entitled to cash dividends relating to his or her grant and upon vesting, receives unencumbered shares of common stock subject only to applicable taxes. Restrictions placed on time-based shares of restricted stock limit the sale or transfer of these shares during a vesting period. Restricted stock outstanding as of March 31, 2006 vests at the end of the third, fourth or fifth year of the applicable vesting period. Performance-based restricted stock units require that certain financial goals be met in order for common stock to be awarded at the end of the performance period. Compensation expense related to performance-based restricted stock units is recorded over the performance period based on the anticipated number of shares expected to be earned.
Compensation cost of $2,037 for the three months ended March 31, 2006 was comprised of $1,144 from stock options, $557 from restricted stock and $336 from restricted stock units. The following table details the effect of stock-based compensation from the issuance of stock options, restricted stock and restricted stock units on income from operations, net income and earnings per share for the three months ended March 31, 2006:

Cost of goods sold	$110
Selling, general and administrative	1,927

Total stock based compensation expense included in income from operations	2,037
Income tax benefit	(692)

Effect on net income	$1,345

Effect on basic earnings per share	$0.04
Effect on diluted earnings per share	$0.03
During the three months ended March 31, 2006, we granted no restricted stock or restricted stock units. During the three months ended March 31, 2005, we granted 55,403 shares of restricted common stock and 40,369 restricted stock units. We recognized compensation expense (net of estimated forfeitures) of $557 and $182 for restricted stock and $336 and $214 for restricted stock units for the three months ended March 31, 2006 and 2005, respectively. Compensation expense of restricted stock is based on the fair value of our common stock at the date of the grant.
The estimated fair value of stock option grants is computed using the Black-Scholes option-pricing model. Expected volatility is based on historical periods generally commensurate with the expected life of options and expected life is based on historical

Maverick Tube Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands except share and per share data)
experience. Stock option expense is recognized in the consolidated condensed statements of operations ratably over the vesting period based on the number of options that are expected to ultimately vest. The following table presents the assumptions used in valuing options granted during the three months ended March 31, 2005 (no grants were made during the three months ended March 31, 2006):

Weighted average fair value		$16.77

Assumptions used:
Expected dividend yield		0.00%
Expected volatility		0.608
Risk-free interest rate		3.43%
Expected life	4.0	years
Changes in stock options during the three months ended March 31, 2006, are as follows:

		Weighted	Aggregate	Average
	Shares Under	Average	Intrinsic	Contractual
	Option	Exercise Price	Value	Life (in years)
Options outstanding at December 31, 2005	727,863	$28.38
Granted	—	—
Exercised	(95,941)	13.76
Forfeited	(6,900)	36.06

Options outstanding at March 31, 2006	625,022	30.54	$14,031	7.8

Options exercisable at March 31, 2006	221,907	20.80	7,143	5.1

For the three months ended March 31, 2006, the total intrinsic value, cash received and tax benefit realized for stock options exercised during the quarter was $3,239, $1,306 and $1,003, respectively.
Changes in stock options outstanding but not yet vested during the three months ended March 31, 2006, are as follows:

		Weighted
		Average Fair
	Shares	Value
Nonvested stock options at December 31, 2005	463,244	$17.50
Granted	—	—
Vested	(53,229)	14.79
Forfeited	(6,900)	17.92

Nonvested stock options at March 31, 2006	403,115	17.85

As of March 31, 2006, there was $5,046 of unrecognized compensation cost related to 403,115 nonvested stock options that we expect to ultimately vest which have a $35.90 weighted average exercise price. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.5 years.
For the three months ended March 31, 2005, in accordance with the modified prospective transition method, our condensed consolidated financial statements have not been restated and do not include the impact of SFAS 123(R). Accordingly, no compensation expense related to stock option awards was recognized for the three months ended March 31, 2005, because all stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table shows the effect on net earnings and earnings per share as if the fair-value-based method of accounting had been applied to all outstanding and unvested stock option awards prior to adoption of SFAS 123(R). For purposes of this pro forma disclosure, the estimated fair value of the stock option award is assumed to be expensed over the award’s vesting periods. The following table presents stock-based compensation included in net earnings for the three months ended March 31, 2005:

Maverick Tube Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands except share and per share data)

Net income, as reported	$31,215
Add: total stock-based employee compensation expense included in reported net earnings, net of related tax effects	267
Deduct: total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(507)

Pro forma net income	$30,975

Basic earnings per share
Net income — as reported	$0.73
Net income — pro forma	$0.73

Diluted earnings per share
Net income — as reported	$0.72
Net income — pro forma	$0.71
12. Earnings per Common Share
In June 2003, December 2004 and November 2005, we issued the 2003 Notes, the 2004 Notes and the 2005 Notes, respectively. See Note 7 for additional information on all of these notes. A reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share from continuing operations of common stock (“EPS”) is as follows:

	Three months ended March 31,
	2006	2005
Numerator for Basic and Diluted EPS
Income from continuing operations	$70,954	$31,796
Loss on discontinued operations	(56)	(581)

Numerator for basic EPS	70,898	31,215
Interest on 2003 Notes	28	30

Numerator for diluted EPS	$70,926	$31,245

Denominator for Basic EPS
Average shares outstanding — Basic	36,755,993	42,649,903
Dilutive effect of unvested restricted stock, restricted stock units and outstanding stock options	197,713	234,479
Dilutive effect of the 2003 Notes	155,635	155,635
Dilutive effect of the 2004 Notes	1,458,027	441,331
Dilutive effect of the 2005 Notes	753,108	—

Average shares deemed outstanding — Diluted	39,320,476	43,481,348

13. Comprehensive Income
The following table summarizes the components of other comprehensive income:

	Three months ended March 31,
	2006	2005
Net income	$70,898	$31,215
Change in fair value of cash flow hedges	—	13
Foreign currency translation adjustment	(505)	(347)
Minimum pension liability adjustment	12	15

Comprehensive income	$70,405	$30,896

14. Subsequent Event
On April 28, 2006, we sold certain assets and liabilities of our electrical segment business in Colombia, not including our steel electrical conduit product line, for $7,300 (consisting of $6,100 in cash and a promissory note of $1,200), resulting in no material gain or loss on the transaction.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Maverick Tube Corporation
We have reviewed the condensed consolidated balance sheet of Maverick Tube Corporation and Subsidiaries as of March 31, 2006, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Maverick Tube Corporation and Subsidiaries as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended [not presented herein] and in our report dated March 3, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
St. Louis, Missouri
May 3, 2006

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Statement Regarding Forward-Looking Information
From time to time, we make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports to stockholders. The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, provide a safe harbor for such forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” ”may,” “will” and variations of such words or similar expressions are intended, but are not the exclusive means, to identify forward-looking statements. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to: (i) continued uncertainty as to future levels and volatility of oil and natural gas price expectations and their effect on drilling levels and demand for our energy-related products; (ii) the future replacement cost of steel (our principal raw material, representing approximately 55% to 65% of our cost of goods sold); (iii) future levels of nonresidential construction activity, the principal economic driver for our electrical products segment; (iv) the ability to effectively implement and transition any acquisitions; (v) future import levels of competing products; (vi) the value of the U.S. dollar and (vii) other risks and uncertainties detailed from time to time in our filings with the SEC . Further information concerning important factors that could cause actual events or results to be materially different from the forward-looking statements can be found in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2005.
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
OVERVIEW
Maverick Tube Corporation and its direct and indirect wholly-owned subsidiaries are collectively referred to as “Maverick” or the “Company,” and “we,” “us,” or “our” and similar terms, unless otherwise noted. The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” commonly referred to as MD&A, is intended to help the reader understand the Company, our operations, and our business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes, as well as our Annual Report on Form 10-K for the year ended December 31, 2005.
We are a leading Western Hemisphere producer of welded tubular steel products used in the oil and natural gas industry and for various industrial applications. Our business is organized through six operating units located throughout the Western Hemisphere and we organize our financial results into two segments: Energy Products and Electrical Products.
For the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, our net revenues increased $132.3 million, or 32.2%, to $543.1 million primarily from the continued strong growth performance from each of our principal energy segment product lines in our U.S., Canadian and Latin American markets. Additionally, our Colombian operations contributed $80.1 million in net revenues during the three months ended March 31, 2006 (we completed this acquisition and began consolidating their results as of May 27, 2005). Our gross margins increased from 16.8% to 25.0% due primarily to the lower cost of steel flowing through our cost of goods sold. Income from continuing operations benefited from our revenue and margin increases and a decrease in our selling, general and administrative (“SG&A”) expense as a percent of net sales from 4.1% for the three months ended March 31, 2005 to 3.9% for the three months ended March 31, 2006 primarily due to increased sales volumes and cost cutting measures.

RECENT DEVELOPMENTS
Sale of Discontinued Operation
On February 15, 2006, we completed the sale of certain of the assets acquired and liabilities assumed from our September 1, 2005 purchase of assets and assumed liabilities of Pennsylvania Cold Drawn, LLC in exchange for a then in-default note receivable and recognized a pre-tax loss of approximately $0.2 million on the sale. The assets and liabilities were recorded at their carryover basis and we had been fully consolidating this business in our financial statements since the first quarter 2004 under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” Accordingly, under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results have been reflected as discontinued operations in all periods presented.
Sale Agreement
On April 28, 2006, we sold certain assets and liabilities of our electrical segment business in Colombia, not including our steel electrical conduit product line, for $7.3 million (consisting of $6.1 million in cash and a promissory note of $1.2 million), resulting in no material gain or loss on the transaction.
Share-based Compensation
We grant stock options for a fixed number of shares to our directors, officers and certain key employees with an exercise price equal to the fair value of the shares at the date of grant. We accounted for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations for fiscal 2005 and prior, and, accordingly, recognized no compensation expense for the stock option grants for those periods. On January 1, 2006, we adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment,” requiring the measurement and recognition of all share-based compensation under the fair value method. We implemented SFAS 123(R) using the modified prospective transition method, which does not result in the restatement of previously issued financial statements.
The fair value of options granted in prior periods was estimated at the date of grant using the Black-Scholes option pricing model. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. SFAS 123(R) also requires that estimated forfeitures be included as a part of the grant date estimate. We used historical data to estimate expected employee behaviors related to option exercises and forfeitures. Prior to our adoption of SFAS 123(R), we reduced pro-forma share-based compensation expense, presented in the notes to our financial statements, for actual forfeitures as they occurred.
Non-vested equity based compensation totaled $5.0 million at March 31, 2006, and will be expensed over the remaining weighted average vesting period, which is approximately 1.5 years. We did not grant options during the three months ended March 31, 2006. Refer to our Notes to Condensed Consolidated Financial Statements for further disclosure of FAS 123(R).
INDUSTRY FACTORS THAT AFFECT OUR BUSINESS
We believe there are certain key drivers and industry factors that are critical to understanding our business. The general driver of demand for our energy products is the level of drilling for, and development, production and transportation of, oil and natural gas in the Western Hemisphere. We believe that the current high level of activity in the energy industry is a result of increasing demand for oil and natural gas driven by an expanding global economy and the industrialization of China and India. The general driver of demand for our electrical products is nonresidential construction activity in North America. For both our energy products and our electrical products, the spread between our selling prices and the cost of steel is one of the primary factors that can affect our profitability in any given year.
Energy Products
Our energy products segment product lines consist of oil country tubular goods (“OCTG”) (other than drill pipe), line pipe, couplings and coiled tubing products. We are a leading Western Hemisphere producer of OCTG and couplings for use in newly drilled oil and natural gas wells and of line pipe used for transporting oil and natural gas. We are a worldwide market leader in coiled tubing products for use in well workovers, coiled tubing drilling applications and coiled subsea flow lines. Our energy products segment contributed 85.7% and 81.2% of our net revenues for the three months ended March 31, 2006 and 2005, respectively.
OCTG and Line Pipe
We believe the rig count published by Baker Hughes Incorporated, which reports the number of active oil and natural gas drilling rigs, is widely accepted within the energy industry and is a reliable indicator of drilling activity levels. The level of drilling activity and the amount of resources our end-users commit to the exploration for and production of, oil and natural gas is largely a function of current prices for oil and natural gas and the industry’s future price expectations. In 2005, exploration and production companies increased the number of active oil and natural gas drilling rigs throughout the world due to the level of oil and natural gas prices as well as increased demand. We believe that increasing demand for oil and natural gas, along with tight supplies, will continue to support high prices for these natural resources. This, in turn, should continue to support a high level of drilling activity in 2006. These factors prompted an increase in U.S. and Canadian oil and natural gas drilling as reflected in the following table.
The quantity and quality of imports from foreign competitors can also affect the U.S., Canadian, and Latin American OCTG and line pipe markets. High levels of imports may reduce the volume sold by domestic producers and may suppress selling prices. We believe we have advantages over imported products, including, but not limited to, our alliance relationships, high levels of customer service, flexibility in our supply chain, product and process innovation, and our well established reputation for supplying high quality products. We import OCTG from Colombia into the U.S. and Canada from our TuboCaribe subsidiary and we import OCTG and line pipe into Canada from our U.S. operations.
Industry inventory quantities can also affect the U.S., Canadian, and Latin American OCTG and line pipe markets. Excessive inventories can suppress selling volumes and prices while lean inventories can lead to increased shipments and higher prices. We believe that current inventory levels are generally in balance.
The following table illustrates these demand-related drivers:

	Three months ended March 31,
	2006	2005
U.S. Market Activity:
Active average drilling rig count (1)	1,519	1,279
Average workover rig count (1)	1,527	1,261
Average U.S. energy prices (2):
Oil per barrel (West TX Intermediate)	$63.33	$49.65
Natural gas per mmbtu (Henry Hub spot)	$7.68	$6.42

U.S. OCTG Consumption (in thousands of tons):
U.S. producer shipments (3)	697	582
Imports (4)	447	316
Inventory (increase)/decrease (5)	(30)	(63)

Total U.S. Consumption	1,114	835

Canadian Market Activity:
Active average drilling rig count (1)	665	521
Average workover rig count (1)	707	770
Average Canadian energy prices:
Natural gas per mmbtu (in U.S. $) (6)	$5.85	$5.05

Canadian OCTG Consumption (in thousands of tons):
Canadian producer shipments (7)	242	155
Imports (8)	147	155
Inventory (increase)/decrease (9)	33	12

Total Canadian Consumption	422	322

Latin America Market Activity:
Active average drilling rig count (1)	313	313

(1)	Based on monthly rig count as reported by Baker Hughes Incorporated

(2)	Monthly average period prices as reported by World Bank and Spears and Associates

(3)	As reported by Duane Murphy and Associates in the “OCTG Situation Report” and management estimates

(4)	OCTG Situation Report, the Preston Pipe Report, the U.S. Census Bureau and management estimates

(5)	Management estimate based upon independent research by Duane Murphy and Associates

(6)	Average Alberta natural gas spot price as reported by Nickles Energy Group

(7)	Reported by Statistics Canada Steel Pipe and Tube Report

(8)	As reported by Statistics Canada

(9)	Management estimate based upon data reported by Statistics Canada

Couplings and Coiled Tubing
Couplings are used to connect joints of OCTG for installation in a new oil or natural gas well. Therefore, the drivers of demand are similar to those for OCTG products. Coiled tubing products have three primary applications. One application is its use down-hole, as production tubing and to service, or “workover,” existing oil and natural gas wells by reestablishing well production and extending well life. For this reason, the number of wells being worked over using coiled tubing is a significant driver of our coiled tubing business. While no one maintains a count of wells being worked over using coiled tubing, the economics of using coiled tubing well workovers are similar, if not better, than the economics for well workovers using traditional methods. Therefore, we believe that the Baker Hughes Incorporated workover rig count is a reliable source for coiled tubing well workover activity information. The factors that impact the Baker Hughes Incorporated workover rig count, especially current and expected prices of oil and natural gas, are similar to those that affect the rig count that drives OCTG. These same factors also drive demand for coiled tubing used to drill new wells. Coiled tubing is also used for coiled subsea flow lines and umbilical tubing. Demand for these uses is driven by the level of offshore oil and gas activity which in turn is driven by the same factors that drive the Baker Hughes Incorporated active average drilling rig count.
Electrical Products
Our electrical products segment consists primarily of steel electrical conduit used to sheath electrical and communications wiring in industrial, commercial and institutional construction, commonly referred to as “nonresidential construction.” We also produce a small amount of standard pipe and mechanical tubing products which are also used in numerous applications in nonresidential construction. While the sources of demand for these products are diverse and difficult to identify, we believe the primary demand driver for our electrical products is the level of nonresidential construction. As such, the amount being spent on nonresidential construction is a key indicator for the strength of overall demand for our electrical products.
Improvement in nonresidential construction spending in the second half of 2005 resulted in full year spending that was about in line with 2004 levels. Construction activity for the first two months of 2006 has increased 14% over the same period of 2005. If this trend continues, we could see increased shipment levels in 2006 as demand for our products typically occurs later in the construction cycles.
Steel Costs of Our Products
The cost of steel component historically has represented approximately 55% to 65% of our costs of goods sold. Accordingly, a key driver of our profitability is the cost of steel and our ability to pass that cost to our customers. Because we value our inventory using an average cost methodology, the steel component of our cost of goods sold lags steel purchase price changes by approximately three to four months. The average cost of steel in our cost of goods sold for the first quarter of 2005 was approximately $750 per ton compared to an average of approximately $606 per ton in the first quarter of 2006.
OUR BUSINESS STRATEGY
We are committed to being a growth company and have developed a business strategy that is focused on the following strategic initiatives:
Expand Our Geographic Presence through Both Organic and Acquisition Growth
As our oil and natural gas exploration, production and transmission customers have expanded their global presence, we have as well. Our acquisition of Prudential in 2000 substantially augmented our Canadian presence. Our 2002 acquisition of Precision added significant revenues from sales outside the Western Hemisphere. Our May 2005 acquisitions of TuboCaribe and AdvanceCo, LP have provided us a foundation for growth in Latin America. While the nature and timing cannot be predicted, we intend to further increase our geographic footprint both organically and through additional acquisitions. A broader geographic reach will enable us to further expand and optimize our manufacturing capacity, improve our sourcing capabilities and cost structure, and provide more responsive service to our worldwide oil and natural gas exploration, production and transmission customers.
Leverage Our Leading Western Hemisphere Oilfield Tubulars Position to Expand Our Offering of Complementary Highly-Engineered Products and Services to Our Energy Customers
We believe that we are the North American market share leader in OCTG and line pipe. We have worked to leverage this leadership position to expand into complementary highly-engineered products. We believe we are the worldwide market share leader in coiled tubing products, a product line we acquired with our acquisition of Precision in 2002. Our 2003 acquisition of SeaCAT added subsea umbilical products to our Precision business. In 2004, we developed a leading position in API and premium couplings through our acquisition of Texas Arai. We intend to grow our presence in each of these product areas. We currently have initiatives in place to increase our coiled tubing manufacturing capacity by 50% and to double our ability to deliver premium alloy OCTG products into the U.S. We also plan to add additional complementary highly-engineered products and services to further meet the needs of our oil and natural gas exploration, production and transmission customers.
Optimize Return on Capital Employed Across Business Units
The ultimate measure of our success is the creation of stockholder value. We remain committed to generating attractive returns on the capital employed in our businesses. In 2005, we commenced a plan to consolidate our Republic Conduit manufacturing facilities in Louisville, Kentucky. We expect to realize $15 to $18 million in annual operational, transportation and other cost savings upon its completion during the first half of 2006. Additionally, in June 2005 we sold our highly-commoditized North American Industrial Hollow Structural Sections business, a business in which we did not have a leading market position. Further, in 2005, we restructured our Company along business unit lines, enabling us to better respond to changes in our increasingly diversified markets. This will also help us to assess and manage each of our businesses’ return on net assets employed. In addition, from November 2005 through January 2006, we repurchased approximately 6.3 million shares of our common stock, which was about 15% of our outstanding common stock. We believe these transactions, funded by a $250 million convertible debt issue, will improve our return on stockholders’ equity. Finally, we are continuing to pursue various initiatives to improve our systems, optimize our use of working capital and realize various selling, general and administrative (“SG&A”) and operational efficiencies to further increase our return on capital employed.
RESULTS OF OPERATIONS
Overall Company
Strong energy demand in the U.S. and Canada, along with our Colombian operations contribution of $80.1 million in net revenues for the three months ended March 31, 2006, were the primary drivers of our revenue growth to date in 2006. Increased selling volumes and lower costs of steel in 2006 compared to 2005 have resulted in a significant increase in our gross margin rate for the three months ended March 31, 2006 when compared to the same period for 2005. For the three months ended March 31, 2006, we generated net income of $70.9 million or $1.80 per diluted share. The following table summarizes our company-wide operating results:

Results of Operations (in thousands, except percentages, tons shipped and average	Three months ended March 31,
selling price per ton)	2006	2005	Change	% change
Net revenues	$543,060	$410,803	$132,257	32.2%
Cost of goods sold	407,169	341,620	65,549	19.2%

Gross profit	135,891	69,183	66,708	96.4%
Gross profit as % of net revenues	25.0%	16.8%

Selling, general and administrative expenses	21,282	16,925	4,357	25.7%
Sales commissions	2,508	2,578	(70)	-2.7%

Total operating expenses	23,790	19,503	4,287	22.0%

Income from operations	112,101	49,680	62,421	125.6%

Interest expense	4,669	2,226	2,443	109.7%

Income from continuing operations before income taxes	107,432	47,454	59,978	126.4%

Provision for income taxes	36,478	15,658	20,820	133.0%

Income from continuing operations	70,954	31,796	39,158	123.2%

Income (loss) from discontinued operations, net of tax	53	(581)	634	-109.1%
Loss on sale of PCD business, net of tax	(109)	—	(109)	NM

Net income	$70,898	$31,215	$39,683	127.1%

Tons shipped	387,711	289,926	97,785	33.7%
Average selling price per ton	$1,401	$1,417	$(16)	-1.1%

NM = Not meaningful

Three months ended March 31, 2006 compared to three months ended March 31, 2005
Net revenues — The 32.2% increase in net revenues to $543.1 million was primarily attributable to the 33.7% increase in total product shipments offset by a slight decrease of 1.1% in our overall average net selling price (primarily driven by a reduction in selling prices in our electrical products segment). Market conditions in the energy segment continue to strengthen, leading to a 34.5% increase in tons shipped (approximately half of which is attributable to our Colombian operations) and a 3.8% increase in average selling prices. We experienced net revenue increases in all of our energy product lines: OCTG, line pipe, couplings and coiled tubing products. Our electrical segment shipments increased 29.9%, but were offset by a 22.8% decrease in average selling price. Our Colombian operations, which we acquired in May 2005, provided $80.1 million in net revenues for the three months ended March 31, 2006.
Cost of goods sold — Cost of goods sold increased 19.2% to $407.2 million primarily due to the increased revenues and shipments offset by a decrease of approximately 19% in our average cost of steel component of our cost of goods sold.
Gross profit — Gross profit increased 96.4% to $135.9 million primarily due to our increased shipments and the lower cost of steel flowing through cost of goods sold.
Operating expenses — The overall $4.3 million increase in operating expenses was due primarily to an increase in SG&A expense of $4.4 million, largely a result of the addition of our Colombian operations ($3.0 million) and recording compensation costs of approximately $1.1 million related to the adoption of SFAS 123(R) as mentioned previously. SG&A expenses as a percentage of net sales decreased to 3.9% from 4.1% as we continue our efforts to reduce overhead costs.
Interest expense — The $2.4 million increase in interest expense to $4.7 million was attributable to $1.2 million in interest on our $250 million subordinated notes issued in November 2005 and $0.8 million in interest for debt incurred and assumed in connection with our Colombian acquisition in May 2005.
Provision for income taxes — The increase in our provision for income taxes to $36.5 million from $15.7 million was due to higher income from continuing operations. Our effective tax rate increased to 34.0% from 33.0% which was primarily attributable to our mix of U.S. and foreign income.
Discontinued operations — On June 30, 2005, we completed the sale of our Hollow Structural Sections business. On September 1, 2005, we acquired the assets and certain liabilities of Pennsylvania Cold Drawn and on February 15, 2006, we sold certain of these assets and liabilities for cash. Accordingly, the operating results of our Hollow Structural Sections business and Pennsylvania Cold Drawn were segregated from continuing operations and reported separately as discontinued operations for all applicable periods.
Segment Results
Energy Products Segment

(in thousands, except tons shipped, average sale price per ton, gross profit	Three months ended March 31,
per ton and percentages)	2006	2005	Change	% Change
Tons shipped	324,915	241,596	83,319	34.5%
Average sale price per ton	$1,433	$1,381	$52	3.8%
Net revenues	$465,638	$333,588	$132,050	39.6%
Cost of goods sold	$341,611	$284,479	$57,132	20.1%
Gross profit	$124,027	$49,109	$74,918	152.6%
Gross profit per ton	$382	$203	$179	88.2%
Gross profit %	26.6%	14.7%
Demand for our energy products continues to strengthen in 2006 as our net revenues increased quarter over quarter along all of our energy products lines: OCTG, line pipe, couplings and coiled tubing products. Our Colombian operations contributed $62.3 million in net revenues for the three months ended March 31, 2006. The primary driver of these increased revenues was our increase in shipments due to the continued increases in worldwide average rig counts, the continued maturation of acquisitions, capacity expansions in our facilities and an increase in the sale of premium alloy OCTG products. We experienced continued improvement in the Canadian market, continued strength in the U.S. market and significant volumes outside of North America, resulting from the on-going activity of our Colombian operations.
Average active drilling rig counts for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, as disclosed in an earlier table, increased 19% in the U.S., 28% in Canada and remained constant in Latin America.

Additional drivers of our results have been significant increases in oil and natural gas prices sustaining the increases in active drilling and workover rigs and continued increases in consumption of OCTG and other energy products. The increase in our gross margins was primarily the result of lower steel prices flowing through our cost of goods sold in 2006 compared to 2005, in addition to the increase in net revenues.
Electrical Products Segment

(in thousands, except tons shipped, average sale price per ton, gross profit	Three months ended March 31,
per ton and percentages)	2006	2005	Change	% Change
Tons shipped	62,796	48,330	14,466	29.9%
Average sale price per ton	$1,233	$1,598	$(365)	-22.8%
Net revenues	$77,422	$77,215	$207	0.3%
Cost of goods sold	$65,558	$57,141	$8,417	14.7%
Gross profit	$11,864	$20,074	$(8,210)	-40.9%
Gross profit per ton	$189	$415	$(226)	-54.5%
Gross profit %	15.3%	26.0%
Nonresidential construction spending, the primary driver of this business, was up 14% in January and February 2006 compared to the same period in 2005 (March 2006 data is not yet available). For the three months ended March 31, 2006 compared to the three months ended March 31, 2005, our electrical conduit shipments increased 28% (approximately 70% of which is due to our Colombian operations). Our reduced margins are due primarily to the lower selling prices.
LIQUIDITY AND CAPITAL RESOURCES
We operate in a capital intensive business and access to various financing resources is vital to our continued financial strength. We have been successful in obtaining financing from a variety of sources on terms we consider attractive. We expect to continue to maintain access to capital sources in the future because we exhibit certain characteristics we believe are considered important by the financial markets in determining our access to attractive financing alternatives. These characteristics include the essential nature of the services we provide; our large and diverse customer base; our liquidity profile; our asset base; and a disciplined capital allocation.
We continually monitor our actual and forecasted cash flows, our liquidity, and our capital resources, which enables us to plan for our present and future needs and fund unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to our working capital needs, we have committed cash requirements for the construction and expansion of our operating facilities.
We have not historically paid cash dividends. Any payment of cash dividends in the future will depend upon our financial condition, capital requirements, and earnings as well as other factors we may deem relevant. In addition, our senior credit facility with commercial lenders restricts the amount of dividends we can pay to our stockholders.
Debt
Our senior revolving credit facility provides up to $325.0 million of revolving credit and an expansion for up to a maximum of $450.0 million upon bank approval. The senior revolving credit facility is secured by certain accounts receivable, inventories, property, plant and equipment and all or part of the voting stock of our subsidiaries. Our borrowing capacity under this senior revolving credit facility is based on a percentage of eligible accounts receivable, eligible inventory and property, plant and equipment reduced by outstanding letters of credit. Interest is payable at U.S. and/or Canadian prime rates, banker’s acceptance rates or LIBOR adjusted by an interest rate margin, depending upon certain financial measurements. If availability falls below $75.0 million, the senior revolving credit facility limits capital expenditures to $40.0 million per year. Also, if availability falls below $50.0 million, we become subject to certain restrictions and covenants, including maintaining a minimum fixed charge coverage ratio and our senior lenders can exercise dominion over our cash. If this occurs, the full amount outstanding would be classified as a current liability. In addition, the senior revolving credit facility limits our ability to pay dividends, create liens, sell assets or enter into certain transactions with affiliates without the consent of the lenders. As of March 31, 2006, we had an outstanding balance of $52.0 million, an average interest rate of 6.05%, letters of credit outstanding of $4.7 million and additional availability of approximately $254.9 million.
We have a one-year $50.0 million loan for our Colombian operations with interest payable at LIBOR plus an interest rate margin of 1.5%. As of March 31, 2006, the debt balance was $50.0 million, at an interest rate of 6.55% and is classified as a current liability due to the short term nature of the loan. We also have $1.6 million in letters of credit outstanding in connection with our

Colombian operations. We are in discussions with several banks for the potential of converting this debt into long term debt of our Colombian operations during 2006.
2005 Notes
In November 2005, we issued, in a private placement, $250 million aggregate principal amount of 1.875% Convertible Senior Subordinated Notes due 2025 (the “2005 Notes”). Interest is payable semi-annually in May and November of each year, beginning May 2006. These notes were registered with the Securities and Exchange Commission in January 2006. The notes are general unsecured obligations and are subordinated to our present and future senior indebtedness.
The 2005 Notes are convertible into cash and, if applicable, shares of our common stock (at an initial conversion rate of 24.6406 shares of common stock per $1,000 principal amount of notes - equivalent to an initial conversion price of approximately $40.58 per share of common stock) on any day prior to the close of business on the scheduled trading day immediately preceding August 15, 2013 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period’’) in which the trading price per note for each day of that measurement period was less than 103% of the product of the last reported sale price of our common stock and the conversion rate on each such day; or (2) upon the occurrence of specified corporate events as defined in the agreement. On and after August 15, 2013 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion we will pay cash and shares of our common stock, if any, based on a daily conversion value calculated on a proportionate basis for each day of the relevant 20 trading-day observation period. The maximum number of shares upon conversion would be 6,160,150.
Holders may require us to repurchase for cash all or part of their notes on November 15, 2013, at a price equal to 100.25% of the principal amount of the notes being repurchased, plus accrued and unpaid interest. In addition, holders may require us to repurchase for cash all or part of their notes on November 15, 2015, November 15, 2020 or upon a fundamental change as defined in the agreement, in each case at a price equal to 100% of the principal amount of the notes being repurchased plus any accrued and unpaid interest up to, but excluding, the purchase date. In addition, in the event of a fundamental change prior to November 15, 2013, the conversion rate may be increased by an additional number of shares per $1,000 principal amount of the notes. We will pay cash for all notes so purchased.
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
The net proceeds from these notes were used to repurchase 6,299,670 shares of our common stock through March 31, 2006 (the expiration date of our repurchase program, as approved by our Board of Directors).
2004 Notes and 2003 Notes
In June 2003, we issued, in a private placement, $120,000 aggregate principal amount of 4.0% Convertible Senior Subordinated Notes due 2033 (the “2003 Notes”) that are convertible under certain limited circumstances into shares of our common stock at a conversion price of $29.19 per share (provided certain contingencies are met, including our common stock has exceeded 120.0% of the conversion price then in effect for 20 trading days out of 30 consecutive trading days). In December 2004, we completed an exchange offer that resulted in the exchange of $115,500 of the 2003 Notes for new notes that have identical terms, other than a net share settlement upon conversion and the public acquirer change of control features (the “2004 Notes”). As a result of the exchange offer, we have $115,500 of the 2004 Notes and $4,500 of the 2003 Notes outstanding as of March 31, 2006. The 2004 Notes and the 2003 Notes are convertible into a maximum of 4,110,997 shares of our common stock.
Both the 2003 Notes and the 2004 Notes bear interest at 4% per annum, paid semi-annually and are due June 15, 2033. Beginning with the six-month interest period commencing on June 15, 2008, we may pay contingent interest during a six-month interest period if the average trading price of the convertible notes equals or exceeds 130.0% of the principal amount during a specified period prior to such six-month interest period. The convertible notes are general unsecured obligations and are subordinated to our senior indebtedness referred to above. Additionally, as of December 31, 2005 and March 31, 2006, these notes were classified as current maturities of long-term debt because they were convertible at the election of the note holders as our stock price exceeded 120% of the conversion price, or $35.03, for at least 20 days during a consecutive 30-trading day period ending on a calendar quarter, as defined in the indenture. If conditions to convert these notes are not met in future periods, the notes will no longer be convertible and will be classified as long-term debt.

The 2003 Notes are convertible into shares of our common stock at an initial conversion rate of 34.2583 shares of our common stock per $1,000 principal amount of the notes. The 2004 Notes require us to settle all conversions for a combination of cash and shares, if any, in lieu of only shares. Cash paid will equal the lesser of the principal amount and their conversion value. Shares of common stock will be issued to the extent the conversion value exceeds the principal amount. Upon a change of control in which the acquirer’s common stock is traded on a U.S. national securities exchange or quoted on the NASDAQ National Market, the 2004 Notes will become convertible into the common stock of the acquirer.
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
Our net debt to total capitalization ratio (defined as total debt less cash (n), divided by equity plus (n)) decreased from 43.8% at December 31, 2005 to 39.0% at March 31, 2006. We believe this ratio is a measure of our long-term liquidity and is an indicator of financial flexibility.
Summary of Cash Flow Activity
The following is a summary of our cash flows (in thousands):

	Three months ended March 31,
	2006	2005
Net cash provided (used) by continuing operating activities	$52,658	$(45,131)
Net cash (used) provided by investing activities	(13,702)	7,127
Net cash provided by financing activities	23,963	25,905
Net cash (used) provided by discontinued operations	(4,311)	4,005
Net Cash Provided (Used) by Continuing Operating Activities – During the three months ended March 31, 2006, cash provided by operations was impacted by a $16.7 million increase in accounts receivable (corresponding to our increase in net revenues), a $65.4 million increase in inventories (due primarily to a general build of inventory to meet demand and a slight increase in the cost of steel), a $15.5 million increase in accounts payable and a $30.6 million increase in income taxes payable compared to December 31, 2005. During the three months ended March 31, 2005, cash used by operations was impacted primarily by a $27.0 million increase in accounts receivable, a $19.6 million increase in inventories, a $20.1 million decrease in accounts payable and a $13.8 million decrease in income taxes payable.
Net Cash (Used) Provided by Investing Activities – The primary factors affecting net cash used by investing activities for the three months ended March 31, 2006, were capital expenditures of $19.7 million offset by proceeds from the sale of our Pennsylvania Cold Drawn business of $6.0 million. The factors affecting net cash provided by investing activities during the three months ended March 31, 2005, were capital expenditures of $12.9 million offset by proceeds from the sale of investments of $20.0 million.
Net Cash Provided by Financing Activities – Net cash provided by financing activities during the three months ended March 31, 2006, was from borrowings under our senior revolving credit facility of $26.5 million (to fund our capital expenditure projects) offset by $3.6 million used to complete our purchase of shares taken into treasury. The primary source of net cash provided by financing activities during the three months ended March 31, 2005 was primarily net borrowings of $26.1 million on our revolving credit facility.
Our capital expenditure budget for 2006 is $71.2 million, of which $29.6 million relates to projects started in 2005 and carried over into 2006. These carry-over projects relate to our alloy expansion as well as the expansion at one of our Precision facilities to increase the availability of coiled tubing to meet increasing demand and the completion of the consolidation of our electrical conduit manufacturing facilities into our new facility in Louisville, Kentucky. New 2006 projects total $41.6 million and include the expansion of our premium alloy OCTG product capacity at TuboCaribe by 60,000 tons and the addition of a third API threading line to our Canadian facility. We expect to meet ongoing working capital and the capital expenditure requirements from a combination of cash flow from operating activities and available borrowings under our senior revolving credit facility.

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
CRITICAL ACCOUNTING ESTIMATES
Certain accounting issues require management estimates and judgments for the preparation of financial statements. We believe that the estimates, assumptions and judgments described in our December 31, 2005 annual report on Form 10-K relating to valuation of goodwill and other intangible assets, accounts receivable collectibility, income tax matters and pension plans have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting estimates. Our management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the disclosure relating to these estimates in the MD&A.
Our critical accounting policies and estimates are more fully described in our annual report on Form 10-K for the year ended December 31, 2005. Our critical accounting policies and estimate assumptions have not changed during 2006. Management believes the application of these policies on a consistent basis enables us to provide the users of the financial statements with useful and reliable information about our operating results and financial condition.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to interest rate risk to the extent that we borrow against our senior credit facility and other variable rate debt. Assuming the current level of borrowings of $117.0 million at variable rates and a two-percentage-point change in the average interest rate under these borrowings, it is estimated our interest expense for the three months ended March 31, 2006, would have changed by approximately $0.6 million. In the event of an adverse change in interest rates, we would likely take actions that would mitigate our exposure to interest rate risk. Further, no consideration has been given to the effects of the change in the level of overall economic activity that could exist in such an environment.
Steel Commodity Risk
We are subject to commodity price risk with respect to purchases of steel. Steel costs historically have represented approximately 55% to 65% of our cost of goods sold. As a result, the steel industry, which is highly volatile and cyclical in nature, significantly affects our business. We expect our current replacement cost of steel to flow through our cost of goods sold over the next three to four months. In addition, we depend on a few suppliers for a significant portion of our steel. The loss of one of our significant steel suppliers or the inability to obtain the necessary amount of steel could have a temporary adverse effect on our ability to produce the quantity of products necessary to sustain our market share, thus impacting our results of operations.
Foreign Currency Risk
Our cash flows related to our Canadian operations are measured and reported in Canadian dollars. The Canadian operations are translated to the U.S. dollar equivalent based on published exchange rates for the reporting period. The functional currency for our Colombia operations is primarily U.S. dollars, with approximately 70%-80% of our Latin American operation’s transactions being U.S. dollar based and the remainder of which are Colombian Peso based and are translated to the U.S. dollar equivalent based on published exchange rates for the reporting period. The translation process creates foreign currency risks to our earnings, but is necessary to consolidate our operations for U.S. reporting purposes. We understand this risk, but due to its nature, hedging this type of risk can create more risk and be viewed negatively from governing bodies; therefore we choose not to mitigate our translational risk. We have reviewed our transactional foreign currency risk from a global perspective and have mitigated the majority of this risk through specific business transactions. The remaining transactional foreign currency risk is minimal as of March 31, 2006. We will continue to assess and mitigate our significant transactional foreign currency risk as it arises.
ITEM 4. Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2006, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
During the three months ended March 31, 2006, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A. Risk Factors — In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.
ITEM 2. Unregistered sales of Equity Securities and Use of Proceeds
Purchases of Equity Securtities

			Total number of shares	Maximum number of
	Total number of shares	Average price	purchased as part of	shares that may yet be
Periods	purchased	paid per share	Publicly Announced Plan	purchased under Plan (1)
January 2006	80,000	$44.49	80,000
February 2006	—	—	—
March 2006	—	—	—

Total	80,000		80,000

(1) We have completed the share repurchase program of our common stock (originally announced on November 9, 2005). Our Board of Directors approved up to $250 million in repurchases from November 9, 2005 to March 31, 2006 as well as the use of the proceeds from the 1.875% Convertible Senior Subordinated Notes due 2025 to fund all or part of such repurchases. During the Board approved repurchase period, we purchased a total of 6,299,670 shares of our common stock.
ITEM 3. Defaults upon Senior Securities — none
ITEM 4. Submission of Matters to a Vote of Security Holders — none
ITEM 5. Other Information — none
ITEM 6. Exhibits

Exhibit No.	Description
10.1	Collective Bargaining Agreement between Prudential Steel Ltd (a subsidiary of the Registrant) and the United Steel Workers of America Local 7226, effective January 1, 2004 to December 31, 2006.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

Exhibit No.	Description
32.1	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer.

32.2	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Maverick Tube Corporation
(Registrant)

Date: May 9, 2006	/s/ C. Robert Bunch

C. Robert Bunch
Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2006	/s/ Joyce M. Schuldt

Joyce M. Schuldt
Senior Vice President – Finance, Chief Financial Officer and Secretary
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Collective Bargaining Agreement between Prudential Steel Ltd (a subsidiary of the Registrant) and the United Steel Workers of America Local 7226, effective January 1, 2004 to December 31, 2006.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer.

32.2	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Financial Officer.