Form 10-Q
period 2006-06-30
MAVERICK TUBE CORP
filed 2006-08-09
CIK 869087

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-10651
MAVERICK TUBE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-1455766 (I.R.S. employer identification number)

16401 Swingley Ridge Road, Seventh Floor Chesterfield, Missouri (Address of principal executive offices)	63017 (Zip code)
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common stock, $0.01 par value – 36,953,913 shares as of August 2, 2006.

MAVERICK TUBE CORPORATION AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
MAVERICK TUBE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2006	2005
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$76,496	$23,071
Accounts receivable, less allowances of $4,034 and $4,461 at June 30, 2006 and December 31, 2005, respectively	206,446	212,749
Inventories	539,588	408,311
Deferred income taxes	8,892	6,636
Income taxes refundable	16,929	14,284
Prepaid expenses and other current assets	18,760	12,604

Total current assets	867,111	677,655

Property, plant and equipment, net of accumulated depreciation	304,190	307,289
Goodwill	177,322	186,541
Other acquired intangibles, net of accumulated amortization	48,782	32,106
Deferred income taxes	10,304	20,690
Other assets	21,334	15,009

Total Assets	$1,429,043	$1,239,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$122,561	$116,218
Accrued expenses and other liabilities	47,811	47,499
Deferred revenue	10,518	11,401
Income taxes payable	21,712	6,624
Current maturities of long-term debt	179,311	187,902

Total current liabilities	381,913	369,644

Long-term debt, less current maturities	320,180	277,187
Other long-term liabilities	26,498	25,603

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 authorized shares; zero and one share issued and outstanding at June 30, 2006 and December 31, 2005, respectively	—	—
Common stock, $0.01 par value; 80,000,000 authorized shares; 43,343,493 and 43,213,741 shares issued and 36,954,770 and 36,907,502 shares outstanding at June 30, 2006 and December 31, 2005, respectively	433	432
Additional paid-in capital	260,650	257,391
Unamortized value of restricted stock	—	(2,935)
Treasury stock, 6,388,723 and 6,306,239 shares at June 30, 2006 and December 31, 2005, respectively	(219,959)	(216,310)
Retained earnings	652,837	528,268
Accumulated other comprehensive income	6,491	10

Total Stockholders’ Equity	700,452	566,856

Total Liabilities and Stockholders’ Equity	$1,429,043	$1,239,290

See accompanying notes to condensed consolidated financial statements.

MAVERICK TUBE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net revenues	$483,979	$400,643	$1,027,039	$811,446
Cost of goods sold	379,109	334,160	786,278	675,780

Gross profit	104,870	66,483	240,761	135,666

Selling, general and administrative	24,859	19,098	46,141	36,023
Sales commissions	1,948	2,490	4,456	5,068

Income from operations	78,063	44,895	190,164	94,575

Interest expense	5,058	3,573	9,727	5,799

Income from continuing operations before income taxes	73,005	41,322	180,437	88,776

Provision for income taxes	19,733	12,428	56,211	28,086

Income from continuing operations	53,272	28,894	124,226	60,690

Income (loss) from discontinued operations (net of income tax (expense) benefit of $(194), $617, $(60) and $917, respectively)	379	(1,417)	432	(1,998)
Gain (loss) on sale of PCD business, net of tax	20	—	(89)	—
Gain on sale of HSS business, net of tax expense of $6,439	—	11,201	—	11,201

Net income	$53,671	$38,678	$124,569	$69,893

Basic earnings per share:
Income from continuing operations	$1.45	$0.68	$3.38	$1.42
Income from discontinued operations	0.01	0.23	0.01	0.22

Net income	$1.46	$0.90	$3.39	$1.64

Diluted earnings per share:
Income from continuing operations	$1.30	$0.67	$3.09	$1.40
Income from discontinued operations	0.01	0.23	0.01	0.21

Net income	$1.30	$0.89	$3.10	$1.61

See accompanying notes to condensed consolidated financial statements.

MAVERICK TUBE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six months ended June 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$124,569	$69,893
Income (loss) from discontinued operations and sale of PCD and HSS businesses, net of tax	343	9,203

Income from continuing operations	124,226	60,690
Adjustments to reconcile income from continuing operations to net cash provided (used) by continuing operating activities:
Depreciation	16,988	13,353
Amortization	3,086	1,249
Share-based compensation expense	3,641	1,204
Deferred income taxes	(2,982)	1,051
Gain (loss) on sale of property and equipment	371	(1,057)
Changes in operating assets and liabilities:
Accounts receivable, net	4,450	(9,883)
Inventories	(137,552)	17,389
Prepaid expenses and other current assets	(10,946)	1,374
Other assets	(1,592)	(310)
Accounts payable	27,091	(53,486)
Accrued expenses and other liabilities	1,985	(9,410)
Income taxes payable / refundable	11,376	(25,577)
Deferred revenue	(1,142)	(9,919)

Cash provided (used) by continuing operating activities	39,000	(13,332)

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(30,282)	(29,653)
Cash paid for acquisitions, net of cash received	—	(129,709)
Proceeds from disposal of equipment	—	1,475
Proceeds from sale of investments	—	19,900
Proceeds from sale of assets and liabilities	6,100	—
Proceeds from sale of discontinued operations	5,956	37,796

Cash used by investing activities	(18,226)	(100,191)

FINANCING ACTIVITIES
Net borrowings on senior credit facility	44,517	95,786
Principal payments on other debt and notes	(7,669)	(3,935)
Deferred debt costs	(454)	(3,375)
Purchase of treasury stock	(3,646)	—
Proceeds from exercise of stock options	1,460	4,104
Excess tax benefits from stock-based compensation	1,003	—

Cash provided by financing activities	35,211	92,580

Cash flows from discontinued operations (Revised — see Note 1)
Operating cash flows	(1,523)	16,426
Investing cash flows	—	(585)
Financing cash flows	(1,724)	—

Total cash flows from discontinued operations	(3,247)	15,841
Effect of exchange rate changes on cash and cash equivalents	687	(183)

Increase (decrease) in cash and cash equivalents	53,425	(5,285)
Cash and cash equivalents at beginning of period	23,071	14,721

Cash and cash equivalents at end of period	$76,496	$9,436

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
The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the 2006 Consolidated Financial Statement presentation. These reclassifications were not material, individually or in the aggregate. In 2005, we revised our disclosure to separately present the operating, investing and financing portions of the cash flows attributable to our discontinued operations. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 14, 2006.
2. Pending Merger
We entered into a definitive merger agreement, dated June 12, 2006 (the “Merger Agreement”), among the Company, Tenaris S.A. (“Tenaris”) and OS Acquisition Corporation (“OS Acquisition”), a wholly-owned subsidiary of Tenaris. Under the terms of the Merger Agreement, OS Acquisition will be merged with and into the Company and each outstanding share of the Company (other than dissenting shares) will be converted into the right to receive $65 per share in cash. With the assumption of our net debt, aggregate consideration will be approximately $3.2 billion. The transaction is subject to approval by the holders of a majority of the outstanding shares of Maverick common stock, the receipt of regulatory approvals, including Colombian competition approval, and other customary closing conditions. The transaction is not conditioned on financing and is expected to close late in the third quarter or early in the fourth quarter of 2006 (see Note 15).
3. Recent Accounting Pronouncements
Inventory Costs – Effective January 1, 2006, we adopted SFAS No. 151, “Inventory Costs” (“SFAS No. 151”), which clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (i.e., spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Adoption of SFAS No. 151 has not materially impacted our financial statements.
4. Business Acquisitions
In May 2005, we purchased all the equity interests of Tubos del Caribe Ltda. (“TuboCaribe”), a Colombian manufacturer of oil country tubular goods and line pipe, 97% of the equity interests in Consorcio Metalurgico Nacional Ltda. (“Colmena”), a Colombian manufacturer of steel electrical conduit and other pipe and tube products used in a variety of industrial applications and all of the equity interests of AdvanceCo LP, a Houston, Texas based distributor of primarily electrical conduit (collectively, the “Colombian Operations”). The acquisition was accounted for as a purchase business combination and the financial statements of the acquired companies have been consolidated from the acquisition date. We acquired the remaining 3% of Colmena in February 2006. On April 28, 2006, we sold certain assets and liabilities of our electrical segment business in Colombia, not including our steel electrical conduit product line (which was contemplated at the time of the acquisition), for $7,300 (consisting of $6,100 in cash and a promissory note of $1,200), resulting in no material gain or loss on the transaction. Pro forma information has not been included herein because the Colombian Operations are not considered a significant subsidiary.
The cost to acquire these companies has been allocated to the assets acquired and liabilities assumed according to estimated fair values. The remaining difference between the purchase price and the fair value of net assets represents goodwill. As of June 30, 2006, the purchase price was $146,749, assets acquired were $169,154 and liabilities assumed were $117,258, resulting in goodwill of $94,853, which is not deductible for tax purposes. The fair value estimation and appraisals for certain property, plant and equipment, and intangible assets, were completed during the second quarter of 2006. The final purchase price is subject to a potential claim with the seller, but is not expected to be material.

Maverick Tube Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands except share and per share data)
5. Discontinued Operations
On September 1, 2005, we acquired the assets and assumed certain liabilities of Pennsylvania Cold Drawn, LLC, a cold drawn tubular business, in exchange for the note described below which was in default. These assets and liabilities were recorded at their carryover basis as we had been fully consolidating this business in our financial statements since the first quarter 2004 under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” We originally sold this business on March 29, 2002 for $8,115, consisting of $1,238 in cash and the buyer’s nine-year secured promissory note for $6,877. On November 12, 2003, we restructured the promissory note and increased the outstanding note obligation, in exchange for the release of our guarantee of certain payment obligations and the obtainment of additional security including the buyer’s personal guarantee. On February 15, 2006, we sold, for cash, certain of the assets acquired and liabilities assumed from our September 1, 2005 acquisition, resulting in a pre-tax loss of $177. Accordingly, the operating results are reflected as discontinued operations under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), in all periods presented.
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
Both the cold drawn tubular business and the hollow structural sections business were previously included in our Electrical Products segment. Aggregate net revenues from these discontinued operations were $3,367 and $33,135 for the three months ended June 30, 2006 and 2005 and $8,655 and $68,817 for the six months ended June 30, 2006 and 2005, respectively. Our condensed consolidated balance sheets as of June 30, 2006 and December 31, 2005 include $1,318 and $7,232 in current assets, respectively, and $263 and $4,714 in current liabilities, respectively, pertaining to discontinued operations.
6. Inventories
Inventories consist of the following:

	June 30, 2006	December 31, 2005
Finished goods	$233,213	$180,778
Work-in-process	54,239	39,938
Raw materials	145,833	110,289
In-transit materials	79,837	53,149
Storeroom parts	26,466	24,157

	$539,588	$408,311

7. Goodwill
Changes in the carrying amount of goodwill for the six months ended June 30, 2006 are as follows:

Balance at December 31, 2005	$186,541
Acquisitions — Colombian operations: Purchase price allocation adjustments primarily related to intangible assets (see Note 4)	(9,219)

Balance at June 30, 2006	$177,322

Maverick Tube Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands except share and per share data)
8. Debt

	June 30,	December 31,
	2006	2005
Senior revolving credit facility, due May 2010, interest payable monthly (6.41% at June 30, 2006)	$70,000	$25,483
Bank loan, in Colombia, due August 2006, interest payable at LIBOR plus 1.5% (6.49% at June 30, 2006)	43,500	50,000
1.875% Senior Subordinated Notes, due 2025	250,000	250,000
4.0% Senior Subordinated Notes, due 2033	120,000	120,000
Unsecured subordinated note payable, interest payable at LIBOR plus 1% (6.33% at June 30, 2006)	15,000	15,000
Other debt, including capital leases	991	4,606

Total debt	499,491	465,089
Current maturities	(179,311)	(187,902)

Long-term debt, less current maturities	$320,180	$277,187

Senior Revolving Credit Facility
Our senior revolving credit facility (the “Facility”) provides a $325,000 revolving line of credit and allows for expansion up to $450,000 upon bank approval. The Facility is secured by certain accounts receivable, inventories, property, plant and equipment and all or part of the voting stock of our subsidiaries. Under the Facility, we had $4,702 in letters of credit outstanding as of June 30, 2006. Interest is payable monthly at U.S. and/or Canadian prime rates, banker’s acceptance rates or the LIBOR adjusted by an interest rate margin, depending upon certain financial measurements. We can borrow an amount based on a percentage of eligible accounts receivable, eligible inventory, and property, plant and equipment, reduced by outstanding letters of credit. The Facility limits our ability to pay dividends, create liens, sell assets or enter into transactions with affiliates without the consent of the lenders. If availability falls below $75,000, the facility limits capital expenditures to $40,000 per year. Also, if availability falls below $50,000, we become subject to certain restrictive covenants, including maintaining a minimum fixed charge coverage ratio and our senior lenders can exercise dominion over certain portions of our cash. If this occurs, the full outstanding amount would be classified as a current liability. At June 30, 2006, additional availability was approximately $240,160. We pay a commitment fee ranging from 0.25%-0.375% per annum on the unused portion.
Colombian Loan
On August 26, 2005, we entered into a one-year $50,000 loan for our Colombian Operations replacing multiple loans with local and national banks within Colombia. As of June 30, 2006, the balance of $43,500 was classified as a current liability due to the short term nature of the loan. We also have $1,893 in letters of credit outstanding in connection with our Colombian Operations. We are in discussions with several banks to potentially convert this debt into long-term debt of our Colombian Operations during 2006.
2005 Notes
In November 2005, we issued, in a private placement, $250,000 aggregate principal amount of 1.875% Convertible Senior Subordinated Notes due 2025 (the “2005 Notes”). Interest is payable semi-annually in May and November of each year, which began in May 2006. These notes were registered with the Securities and Exchange Commission in January 2006. The 2005 Notes are general unsecured obligations and are subordinated to our present and future senior indebtedness.
The 2005 Notes are convertible into cash and, if applicable, shares of our common stock (at an initial conversion rate of 24.6406 shares of common stock per $1 principal amount of notes - equivalent to an initial conversion price of approximately $40.58 per share of common stock) on any day prior to the close of business on the scheduled trading day immediately preceding August 15, 2013 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period’’) in which the trading price per note for each day of that measurement period was less than 103% of the product of the last reported sale price of our common stock and the conversion rate on each such day; or (2) upon the occurrence of specified corporate events as defined in the agreement. On and after August 15, 2013 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. The maximum number of shares issuable upon conversion would be 6,160,150.

Maverick Tube Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands except share and per share data)
Consummation of the transactions contemplated by the Merger Agreement (the “Merger”) will constitute a fundamental change that will enable the holders to convert the 2005 Notes at any time after the 30th scheduled trading day prior to the anticipated effective date of such transaction. Holders who convert 2005 Notes in connection with the Merger will be entitled to receive cash and shares of our common stock if the conversion consideration owing in respect of such conversion is deliverable prior to the closing date of the Merger. The entire amount of any conversion consideration that is deliverable on or after the closing date will be paid in cash. In each case, the amount of cash and shares of our common stock, if any, will be based on a daily conversion value calculated on a proportionate basis for each day of the relevant 20 trading day observation period. In addition, a make-whole premium, expressed as an increase in the conversion rate applicable to the 2005 Notes, will be payable to holders who convert 2005 Notes in connection with the Merger. Such make-whole premium will be calculated by reference to the terms of the indenture and the closing date and will be payable in cash only after the closing date.
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
In connection with the issuance of the 2005 Notes, we entered into convertible note hedge and warrant option transactions with respect to our common stock. The maximum number of shares to be issued under the warrant is 6,160,150, subject to certain adjustment provisions. These transactions have no effect on the terms of the 2005 Notes and were intended to reduce the potential dilution upon future conversion of the 2005 Notes.
The consummation of the Merger will result in early termination of the convertible note hedge and warrant option transactions. The net effect of the conversion of any 2005 Notes in connection with the Merger and the early termination of the convertible note hedge and warrant option transactions is that the net amount payable by the Company will not exceed the amount the Company would be required to pay upon conversion of such 2005 Notes after the closing date in connection with the Merger. With respect to any 2005 Notes that are not converted in connection with the Merger, the net effect of the early termination of the convertible note hedge and warrant option transactions is that neither the Company nor its counterparty will have any further obligation.
The net proceeds from these notes were used to repurchase 6,299,670 shares of our common stock through March 31, 2006 (the expiration date of our repurchase program, as approved by our Board of Directors).
2004 Notes and 2003 Notes
In June 2003, we issued, in a private placement, $120,000 aggregate principal amount of 4.0% Convertible Senior Subordinated Notes due 2033 (the “2003 Notes”) that are convertible under certain limited circumstances into shares of our common stock at a conversion price of $29.19 per share (provided certain contingencies are met, including our common stock has exceeded 120.0% of the conversion price then in effect for 20 trading days out of 30 consecutive trading days). In December 2004, we completed an exchange offer that resulted in the exchange of $115,500 of the 2003 Notes for new notes that have identical terms, other than a net share settlement upon conversion and the public acquirer change of control features, as defined in the agreement (the “2004 Notes”). As a result of the exchange offer, we have $115,500 of the 2004 Notes and $4,500 of the 2003 Notes outstanding as of June 30, 2006. The 2004 Notes and the 2003 Notes are convertible into a maximum of 4,110,997 shares of our common stock.
Both the 2003 Notes and the 2004 Notes bear interest at 4.0% per annum, paid semi-annually and are due June 15, 2033. Beginning with the six-month interest period commencing on June 15, 2008, we may pay contingent interest during a six-month interest period if the average trading price of the convertible notes equals or exceeds 130.0% of the principal amount during a specified period prior to such six-month interest period. The convertible notes are general unsecured obligations and are subordinated to our senior indebtedness referred to above. Additionally, as of December 31, 2005 and June 30, 2006, these notes were classified as current maturities of long-term debt because they were convertible at the election of the note holders as our stock price exceeded 120.0% of the conversion price, or $35.03, for at least 20 days during a consecutive 30-trading day period ending on a calendar quarter, as defined in the indenture. If conditions to convert these notes are not met in future periods, the notes will no longer be convertible and will be classified as long-term debt.

Maverick Tube Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands except share and per share data)
The 2003 Notes are currently convertible into shares of our common stock at a conversion rate of 34.2583 shares of our common stock per $1 principal amount of the notes. The 2004 Notes are currently convertible into a combination of cash and shares, if any, in lieu of only shares. Cash paid will equal the lesser of the principal amount and their conversion value. Shares of common stock will be issued to the extent the conversion value exceeds the principal amount.
The consummation of the Merger will also constitute an event that will enable the holders to convert the 2003 Notes and 2004 Notes. Holders who convert 2003 Notes prior to the closing date of the Merger will be entitled to receive shares of our common stock if the conversion consideration owing in respect of such conversion is deliverable prior to the closing date. Holders who convert 2004 Notes prior to the closing date will be entitled to receive cash and shares of our common stock, if any, if the conversion consideration owing upon conversion is deliverable prior to the closing date. The entire amount of any conversion consideration owing in respect of conversion of any 2003 Notes or 2004 Notes that is deliverable on or after the closing date will be paid in cash.
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
9. Restructuring Charges
In December 2004, we announced plans to consolidate our Republic Conduit operations into a new facility located in Louisville, Kentucky, and the resulting closure of two of our manufacturing facilities located in Ferndale, Michigan and Cedar Springs, Georgia. The purpose of the consolidation and resultant plant closures is to achieve annual operating cost savings principally from reduced freight and conversion costs and improved efficiency. The costs associated with this restructuring were initially estimated at $5,605 and we had been accruing these costs as incurred to the expected closing date at the end of the third quarter of 2006. In May 2006, we announced plans to operate our Cedar Springs facility indefinitely and to close our manufacturing facility in Elyria, Ohio. Production ceased in Ferndale at the end of 2005 with shipments of finished goods made in January and February of 2006. Production ceased in Elyria at the end of July 2006 and finished goods shipments will be completed by the end of September 2006. We estimate the revised total pretax restructuring expenses as follows:

Employee severance cost	$3,000
Costs associated with property, plant and equipment	1,200
Other	1,363

Total restructuring costs	$5,563

Included in our estimated costs are employee severance and inventory obsolescence costs at our Elyria facility. All costs are or will be included in cost of goods sold. All remaining costs are expected to be paid in 2006. The following is a summary of the accrued restructuring liability and activity through June 30, 2006:

Balance at December 31, 2005	$2,489
Additions	1,105
Cash payments	(718)
Revision of initial restructuring estimate	(1,244)

Balance at June 30, 2006	$1,632

In the second quarter of 2006, we reversed certain restructuring costs related to our Cedar Springs facility to cost of goods sold in our condensed consolidated statement of income, as we no longer plan to close this facility.

Maverick Tube Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands except share and per share data)
10. Defined Benefit Plan
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

	Pension Benefits	Postretirement
	and SERP	Benefit Plan
Contributions required by funding regulations or laws	$3,434	$—
Additional discretionary contributions	2,852	85

	$6,286	$85

Benefit costs consist of the following:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Pension benefit costs:
Service cost	$689	$489	$1,359	$985
Interest cost	960	824	1,892	1,660
Expected return on plan assets	(1,040)	(807)	(2,050)	(1,625)
Amortization of prior service cost	132	118	259	238
Amortization of transition asset	(182)	(164)	(359)	(331)
Recognized net actuarial loss	311	145	614	292

	$870	$605	$1,715	$1,219

Postretirement benefit plan costs:
Service cost	$43	$28	$84	$57
Interest cost	58	49	114	100
Recognized net actuarial loss	43	30	84	60

	$144	$107	$282	$217

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

Maverick Tube Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands except share and per share data)

	Energy	Electrical
	Products	Products	Corporate	Total
Three months ended June 30, 2006
Net revenues	$410,443	$73,536	$—	$483,979
Income (loss) from operations	87,491	2,070	(11,498)	78,063
Identifiable assets	1,119,368	233,545	76,130	1,429,043

Three months ended June 30, 2005
Net revenues	$319,581	$81,062	$—	$400,643
Income (loss) from operations	43,492	11,574	(10,171)	44,895
Identifiable assets	850,577	300,593	41,431	1,192,601

Six months ended June 30, 2006
Net revenues	$876,081	$150,958	$—	$1,027,039
Income (loss) from operations	203,094	8,849	(21,779)	190,164
Identifiable assets	1,119,368	233,545	76,130	1,429,043

Six months ended June 30, 2005
Net revenues	$653,169	$158,277	$—	$811,446
Income (loss) from operations	87,074	27,836	(20,335)	94,575
Identifiable assets	850,577	300,593	41,431	1,192,601
12. Stock-Based Compensation
On January 1, 2006, we adopted SFAS No. 123(R) “Share-Based Payment” (“SFAS No. 123(R)”), a revision of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”), using the modified prospective transition method. Under this method, our consolidated financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS No. 123(R), while the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Prior to the adoption of SFAS No. 123(R), we had adopted the disclosure-only provisions of SFAS No. 123, accounted for stock-based compensation under the intrinsic value method and did not record any expense related to stock options. SFAS No. 123(R) also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as an operating cash flow.
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
Pursuant to the 2004 Omnibus Plan, certain officers and key employees have been issued time-based restricted stock and performance-based restricted stock units. A restricted stock grantee has voting rights, is entitled to cash dividends relating to his or her grant and upon vesting, receives unencumbered shares of common stock subject only to applicable taxes. Restrictions placed on time-based shares of restricted stock limit the sale or transfer of these shares during a vesting period. Restricted stock outstanding as of June 30, 2006 vests at the end of the third, fourth or fifth year of the applicable vesting period. Performance-based restricted stock units require that certain financial goals be met in order for common stock to be awarded at the end of the performance period. Compensation expense related to performance-based restricted stock units is recorded over the performance period based on the anticipated number of shares expected to be earned.
Compensation cost of $1,604 for the three months ended June 30, 2006 was comprised of $983 from stock options, $325 from restricted stock and $296 from restricted stock units. Compensation cost of $3,641 for the six months ended June 30, 2006 was comprised of $2,127 from stock options, $882 from restricted stock and $632 from restricted stock units. The following table details the effect of stock-based compensation on our financial results (as a result of adopting SFAS No. 123(R)) from the issuance of stock options, restricted stock and restricted stock units on income from operations, net income and earnings per share for the three and six months ended June 30, 2006:

Maverick Tube Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands except share and per share data)

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
Cost of goods sold	$80	$190
Selling, general and administrative	1,524	3,451

Total stock based compensation expense included in income from operations	1,604	3,641
Income tax benefit	(433)	(1,125)

Effect on net income	$1,171	$2,516

Effect on basic earnings per share	$0.03	$0.07
Effect on diluted earnings per share	$0.03	$0.06
For restricted stock and restricted stock units, grants and recognized compensation expense (based on the fair value of our common stock at the date of the grant) are as follows:

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Grants of common stock:
Restricted stock, in shares	6,434	7,900	6,434	53,506
Restricted stock units, in shares	433	2,900	433	43,269

Recognized compensation expense — net of forfeitures:
Restricted stock	$325	$119	$882	$300
Restricted stock units	296	688	632	902
The estimated fair value of stock option grants is computed using the Black-Scholes option-pricing model. Expected volatility is based on historical periods generally commensurate with the expected life of options and expected life is based on historical experience. Stock option expense is recognized in the consolidated condensed statements of operations ratably over the vesting period based on the number of options that are expected to ultimately vest. The following table presents the assumptions used in valuing options granted during the following periods:

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Weighted average fair value	$17.99	$13.16	$17.99	$16.23

Assumptions used:
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	0.407	0.607	0.407	0.608
Risk-free interest rate	4.95%	4.05%	4.95%	4.05%
Expected life (in years)	3.22	3.61	3.22	3.94
Changes in stock options during the six months ended June 30, 2006, are as follows:

		Weighted	Aggregate	Average
	Shares Under	Average	Intrinsic	Contractual
	Option	Exercise Price	Value	Life (in years)
Options outstanding at December 31, 2005	727,863	$28.38
Granted	22,200	52.88
Exercised	(102,318)	14.20
Forfeited	(10,959)	36.35

Options outstanding at June 30, 2006	636,786	31.38	$20,257	7.5

Options exercisable at June 30, 2006	244,251	21.82	10,106	5.0

For the three and six months ended June 30, 2006, the total intrinsic value, cash received and tax benefit realized for stock options exercised during the period was $238, $147, $0 and $3,477, $1,453 and $1,003, respectively.

Maverick Tube Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands except share and per share data)
Changes in stock options outstanding but not yet vested during the six months ended June 30, 2006, are as follows:

		Weighted
		Average Fair
	Shares	Value
Nonvested stock options at December 31, 2005	463,244	$17.50
Granted	22,200	17.99
Vested	(81,952)	14.20
Forfeited	(10,957)	18.08

Nonvested stock options at June 30, 2006	392,535	18.20

As of June 30, 2006, there was $4,382 of unrecognized compensation cost related to 392,535 nonvested stock options that we expect to ultimately vest. These options have a weighted average exercise price of $37.33. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.3 years.
For the three and six months ended June 30, 2005, in accordance with the modified prospective transition method, our condensed consolidated financial statements have not been restated and do not include the impact of SFAS 123(R). Accordingly, no compensation expense related to stock option awards was recognized for the three and six months ended June 30, 2005, because all stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table shows the effect on net earnings and earnings per share as if the fair-value-based method of accounting had been applied to all outstanding and unvested stock option awards prior to adoption of SFAS 123(R). For purposes of this pro forma disclosure, the estimated fair value of the stock option award is assumed to be expensed over the award’s vesting periods.

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Net income, as reported	$38,678	$69,893
Add: total stock-based compensation expense included in reported net earnings, net of related tax effects	545	812
Deduct: total stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(925)	(1,432)

Pro forma net income	$38,298	$69,273

Basic earnings per share
Net income — as reported	$0.90	$1.64
Net income — pro forma	$0.89	$1.62

Diluted earnings per share
Net income — as reported	$0.89	$1.61
Net income — pro forma	$0.88	$1.60

Maverick Tube Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands except share and per share data)
13. Earnings per Common Share
In June 2003, December 2004 and November 2005, we issued the 2003 Notes, the 2004 Notes and the 2005 Notes, respectively. See Note 8 for additional information on all of these notes. A reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share from continuing operations of common stock (“EPS”) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Numerator for Basic and Diluted EPS
Income from continuing operations	$53,272	$28,894	$124,226	$60,690
Gain on discontinued operations	399	9,784	343	9,203

Numerator for basic EPS	53,671	38,678	124,569	69,893
Interest on 2003 Notes	33	30	61	60

Numerator for diluted EPS	$53,704	$38,708	$124,630	$69,953

Denominator for Basic EPS
Average shares outstanding — Basic	36,819,774	42,796,823	36,788,059	42,727,128
Dilutive effect of unvested restricted stock, restricted stock units and outstanding stock options	291,692	199,249	244,704	216,865
Dilutive effect of the 2003 Notes	155,635	155,635	155,635	155,635
Dilutive effect of the 2004 Notes	1,869,757	168,371	1,663,892	304,851
Dilutive effect of the 2005 Notes	2,018,331	—	1,385,719	—

Average shares deemed outstanding — Diluted	41,155,189	43,320,078	40,238,009	43,404,479

14. Comprehensive Income
The following table summarizes the components of other comprehensive income:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income	$53,671	$38,678	$124,569	$69,893
Change in fair value of cash flow hedges	—	(1)	—	12
Foreign currency translation	8,150	(1,685)	7,645	(2,032)
Minimum pension liability	(1,174)	45	(1,162)	60

Comprehensive income	$60,647	$37,037	$131,052	$67,933

15. Commitments and Contingent Liabilities
As discussed in Note 2, we entered into a definitive Merger Agreement with Tenaris and OS Acquisition, whereby OS Acquisition will be merged with and into the Company and each outstanding share of the Company will be converted into the right to receive $65 per share in cash, subject to stockholder and regulatory approvals and other customary closing conditions. The transaction is expected to close late in the third quarter or early in the fourth quarter of 2006. Completion of this merger will trigger the “change in control” provisions in severance agreements for our named executive officers providing for, among other things, a payment of up to 2.5 times each named executive’s annual salary and bonus, as defined in the severance agreements, totaling $5,214 (exclusive of any gross-up payments for excise tax). In addition, the Merger Agreement permits us to implement a retention and transaction bonus plan and we may award prorated bonuses to our executives and other employees under our existing bonus programs. The expected pay-out under these bonus programs would be $16,000. Completion of this merger will also trigger change in control provisions of our employee and director stock option plans whereby the vesting of stock options, restricted stock and restricted stock units is accelerated in connection with a change in control. Under certain circumstances resulting in the termination of the Merger Agreement, Maverick will be required to pay a termination fee of $72,500 to Tenaris and reimburse Tenaris for expenses up to a maximum of $5,000. For the three and six months ended June 30, 2006, we incurred $1,332 in costs and expenses related to the pending merger. These costs are included in selling, general and administrative expense in our Condensed Consolidated Statements of Income.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Maverick Tube Corporation
We have reviewed the condensed consolidated balance sheet of Maverick Tube Corporation and Subsidiaries as of June 30, 2006, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2006 and 2005 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.
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
August 3, 2006

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Statement Regarding Forward-Looking Information
From time to time, we make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (“SEC”) and in our reports to stockholders. The Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, provide a safe harbor for such forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” ”may,” “will” and variations of such words or similar expressions are intended, but are not the exclusive means, to identify forward-looking statements. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to: (i) continued uncertainty as to future levels and volatility of oil and natural gas price expectations and their effect on drilling levels and demand for our energy-related products; (ii) the future replacement cost of steel (our principal raw material, representing approximately 55% to 65% of our cost of goods sold); (iii) future levels of nonresidential construction activity, the principal economic driver for our electrical products segment; (iv) the ability to effectively implement and transition any acquisitions; (v) future import levels of competing products; (vi) the value of the U.S. dollar, (vii) obtaining the requisite approvals of our stockholders and various regulatory authorities for the proposed merger between Maverick and Tenaris S.A. and (viii) other risks and uncertainties detailed from time to time in our filings with the SEC . Further information concerning important factors that could cause actual events or results to be materially different from the forward-looking statements can be found in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2005, as amended.
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
OVERVIEW
Maverick Tube Corporation and its direct and indirect wholly-owned subsidiaries are collectively referred to as “Maverick” or the “Company,” and “we,” “us,” or “our” and similar terms, unless otherwise noted. The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” commonly referred to as MD&A, is intended to help the reader understand the Company, our operations, and our business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes, as well as our Annual Report on Form 10-K for the year ended December 31, 2005, as amended.
We are a leading Western Hemisphere producer of welded tubular steel products used in the oil and natural gas industry and for various industrial applications. Our business is organized through six operating units located throughout the Western Hemisphere and we organize our financial results into two segments: Energy Products and Electrical Products.
For the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, our net revenues increased $215.6 million, or 26.6%, to $1.027 billion primarily from the continued strong growth performance from each of our principal energy segment product lines in our U.S., Canadian and Latin American markets. Additionally, our Colombian Operations contributed $137.6 million in net revenues during the six months ended June 30, 2006 compared to $15.3 million for the period from our acquisition on May 27, 2005 to June 30, 2005. Our gross margins increased from 16.7% to 23.4% due primarily to the lower cost of steel flowing through our cost of goods sold and the contribution from our Colombian Operations for six months in 2006 compared to one month in 2005. Income from continuing operations benefited primarily from our revenue and margin increases.

RECENT DEVELOPMENTS
Merger
We entered into a definitive merger agreement, dated June 12, 2006 (the “Merger Agreement”) among the Company, Tenaris S.A. (“Tenaris”) and OS Acquisition Corporation (“OS Acquisition”), a wholly-owned subsidiary of Tenaris. Under the terms of the Merger Agreement, OS Acquisition will be merged with and into the Company and each outstanding share of the Company (other than dissenting shares) will be converted into the right to receive $65 per share in cash. With the assumption of our net debt, aggregate consideration will be approximately $3.2 billion. The transaction is subject to approval by the holders of a majority of the outstanding shares of Maverick common stock, the receipt of regulatory approvals, including Colombian competition approval, and other customary closing conditions. The transaction is not conditioned on financing and is expected to close late in the third quarter or early in the fourth quarter of 2006.
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
Sale Agreement
On April 28, 2006, we sold certain assets and liabilities of our electrical segment business in Colombia, not including our steel electrical conduit product line (which was contemplated at the time of the acquisition), for $7.3 million (consisting of $6.1 million in cash and a promissory note of $1.2 million), resulting in no material gain or loss on the transaction.
Share-based Compensation
We grant stock options for a fixed number of shares to our directors, officers and certain key employees with an exercise price equal to the fair value of the shares at the date of grant. We accounted for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations for fiscal 2005 and prior, and, accordingly, recognized no compensation expense for the stock option grants for those periods. On January 1, 2006, we adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123(R)”), requiring the measurement and recognition of all share-based compensation under the fair value method. We implemented SFAS No. 123(R) using the modified prospective transition method, which does not result in the restatement of previously issued financial statements.
The fair value of options granted in prior periods was estimated at the date of grant using the Black-Scholes option pricing model. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. SFAS No. 123(R) also requires that estimated forfeitures be included as a part of the grant date estimate. We used historical data to estimate expected employee behaviors related to option exercises and forfeitures. Prior to our adoption of SFAS No. 123(R), we reduced pro-forma share-based compensation expense, presented in the notes to our financial statements, for actual forfeitures as they occurred.
Non-vested equity based compensation totaled $4.4 million at June 30, 2006, and will be expensed over the remaining weighted average vesting period, which is approximately 1.3 years. Refer to our Notes to Condensed Consolidated Financial Statements for further disclosure of SFAS No. 123(R).
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
Energy Products
Our energy products segment product lines consist of oil country tubular goods (“OCTG”) (other than drill pipe), line pipe, couplings and coiled tubing products. We are a leading Western Hemisphere producer of OCTG and couplings for use in newly drilled oil and natural gas wells and of line pipe used for transporting oil and natural gas. We are a worldwide market leader in coiled tubing products for use in well workovers, coiled tubing drilling applications and coiled subsea flow lines. Our energy products segment contributed 84.8% and 79.8% of our net revenues for the three months ended June 30, 2006 and 2005, and 85.3% and 80.5% of our net revenues for the six months ended June 30, 2006 and 2005, respectively.
OCTG and Line Pipe
We believe the rig count published by Baker Hughes Incorporated, which reports the number of active oil and natural gas drilling rigs, is widely accepted within the energy industry and is a reliable indicator of drilling activity levels. The level of drilling activity and the amount of resources our end-users commit to the exploration for and production of, oil and natural gas is largely a function of current prices for oil and natural gas and the industry’s future price expectations. In 2005, exploration and production companies increased the number of active oil and natural gas drilling rigs throughout the world due to the level of oil and natural gas prices as well as increased demand. This increase in demand along with tight supplies, continue to support high prices for these natural resources. This, in turn, continues to support a high level of drilling activity in 2006. These factors prompted an increase in U.S. and Canadian oil and natural gas drilling as reflected in the following table.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
U.S. Market Activity:
Active average drilling rig count (1)	1,632	1,336	1,576	1,308
Average workover rig count (1)	1,624	1,314	1,576	1,288
Average U.S. energy prices (2):
Oil price per barrel (West TX Intermediate)	$70.42	$53.26	$66.88	$51.46
Natural gas price per mmbtu (Henry Hub spot)	$6.49	$6.94	$7.09	$6.68

U.S. OCTG Consumption (in thousands of tons):
U.S. producer shipments (3)	684	657	1,308	1,239
Imports (4)	527	477	995	793
Inventory (increase)/decrease (5)	(156)	(154)	(192)	(217)

Total U.S. Consumption	1,055	980	2,111	1,815

Canadian Market Activity:
Active average drilling rig count (1)	282	241	474	381
Average workover rig count (1)	535	441	620	605
Average Canadian energy prices:
Natural gas price per mmbtu (in U.S. $) (6)	$6.09	$8.22	$7.33	$8.35

Canadian OCTG Consumption (in thousands of tons):
Canadian producer shipments (7)	124	142	370	330
Imports (8)	137	111	284	266
Inventory (increase)/decrease (9)	(82)	(104)	(53)	(124)

Total Canadian Consumption	179	149	601	472

Latin America Market Activity:
Active average drilling rig count (1)	329	326	321	319

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
Improvement in nonresidential construction spending in the second half of 2005 resulted in full year spending that was about in line with 2004 levels. Construction activity for the six months ended June 30, 2006 has increased slightly over the same period of 2005. If this trend continues, we could see increased shipment levels in 2006 as demand for our products typically occurs later in the construction cycles.
Steel Costs of Our Products
The cost of steel component historically has represented approximately 55% to 65% of our costs of goods sold. Accordingly, a key driver of our profitability is the cost of steel and our ability to pass that cost to our customers. Because we value our inventory using an average cost methodology, the steel component of our cost of goods sold lags steel purchase price changes by approximately three to four months. The average cost of steel in our cost of goods sold for the first half of 2005 was approximately $740 per ton compared to an average of approximately $610 per ton in the first half of 2006.
RESULTS OF OPERATIONS
Overall Company
Strong energy demand in the U.S. and Canada, along with our Colombian Operations contribution of $137.6 million in net revenues for the six months ended June 30, 2006, were the primary drivers of our revenue growth to date in 2006. Increased selling volumes and lower steel costs in 2006 flowing through our cost of sales compared to 2005 have resulted in a significant increase in our gross margin for the six months ended June 30, 2006 when compared to the same period for 2005. For the six months ended June 30, 2006, we generated net income of $124.6 million or $3.10 per diluted share. The following table summarizes our company-wide operating results:

Results of Operations (in thousands, except percentages, tons shipped and average	Three months ended June 30,
selling price per ton)	2006	2005	Change	% Change
Net revenues	$483,979	$400,643	$83,336	20.8%
Cost of goods sold	379,109	334,160	44,949	13.5%

Gross profit	104,870	66,483	38,387	57.7%
Gross profit as % of net revenues	21.7%	16.6%

Selling, general and administrative expenses	24,859	19,098	5,761	30.2%
Sales commissions	1,948	2,490	(542)	-21.8%

Total operating expenses	26,807	21,588	5,219	24.2%

Income from operations	78,063	44,895	33,168	73.9%

Interest expense	5,058	3,573	1,485	41.6%

Income from continuing operations before income taxes	73,005	41,322	31,683	76.7%

Provision for income taxes	19,733	12,428	7,305	58.8%

Income from continuing operations	53,272	28,894	24,378	84.4%

Income (loss) from discontinued operations, net of tax	379	(1,417)	1,796	-126.7%
Gain on sale of HSS business, net of tax	—	11,201	(11,201)	NM
Loss on sale of PCD business, net of tax	20	—	20	NM

Net income	$53,671	$38,678	$14,993	38.8%

Tons shipped	347,633	284,604	63,029	22.1%
Average selling price per ton	$1,392	$1,408	$(16)	-1.1%

	Six months ended June 30,
	2006	2005	Change	% Change
Net revenues	$1,027,039	$811,446	$215,593	26.6%
Cost of goods sold	786,278	675,780	110,498	16.4%

Gross profit	240,761	135,666	105,095	77.5%
Gross profit as % of net revenues	23.4%	16.7%

Selling, general and administrative expenses	46,141	36,023	10,118	28.1%
Sales commissions	4,456	5,068	(612)	-12.1%

Total operating expenses	50,597	41,091	9,506	23.1%

Income from operations	190,164	94,575	95,589	101.1%

Interest expense	9,727	5,799	3,928	67.7%

Income from continuing operations before income taxes	180,437	88,776	91,661	103.2%

Provision for income taxes	56,211	28,086	28,125	100.1%

Income from continuing operations	124,226	60,690	63,536	104.7%

Income (loss) from discontinued operations, net of tax	432	(1,998)	2,430	-121.6%
Gain on sale of HSS business, net of tax	—	11,201	(11,201)	NM
Loss on sale of PCD business, net of tax	(89)	—	(89)	NM

Net income	$124,569	$69,893	$54,676	78.2%

Tons shipped	735,344	574,530	160,814	28.0%
Average selling price per ton	$1,397	$1,412	$(15)	-1.1%

NM = Not meaningful

Three months ended June 30, 2006 compared to three months ended June 30, 2005
Net revenues – The 20.8% increase in net revenues to $484.0 million was primarily attributable to the 22.1% increase in total product shipments offset by a slight decrease of 1.1% in our overall average net selling price (primarily driven by a reduction in selling prices in our electrical products segment). Market conditions in the energy segment continue to strengthen, leading to a 27.4% increase in tons shipped (approximately half of which is attributable to our Colombian Operations) and a 0.8% increase in average selling prices. We experienced net revenue increases in our OCTG and line pipe energy product lines of 29% and 65%, respectively. These were offset by decreases in net revenues in our couplings and coiled tubing product lines. Our electrical segment shipments remained constant, but were offset by a 9.7% decrease in average selling price. Our Colombian Operations, which we acquired in May 2005, provided $57.5 million in net revenues for the three months ended June 30, 2006 compared to $15.3 million in net revenues for the same period of 2005 (since our acquisition).
Cost of goods sold – Cost of goods sold increased 13.5% to $379.1 million primarily due to the increased revenues and shipments offset by a decrease of approximately 15% in our average cost of steel component of our cost of goods sold.
Gross profit – Gross profit increased 57.7% to $104.9 million primarily due to our increased shipments and the lower cost of steel flowing through cost of goods sold.
Operating expenses – The overall $5.2 million increase in operating expenses was due primarily to an increase in SG&A expense of $5.8 million, largely a result of the addition of our Colombian Operations ($3.1 million, including amortization of certain intangibles), recording compensation costs of approximately $1.6 million related to the adoption of SFAS 123(R) as mentioned previously and $1.3 million in merger-related expenses. SG&A expenses as a percentage of net sales increased to 5.1% from 4.8% as 2006 includes stock compensation and merger-related expenses.
Interest expense – The $1.5 million increase in interest expense to $5.1 million was attributable primarily to $1.2 million in interest on our $250 million subordinated notes issued in November 2005.
Provision for income taxes – The increase in our provision for income taxes to $19.7 million from $12.4 million was due to higher income from continuing operations offset by a decrease in our effective tax rate to 27.0% from 30.1%. The decrease in our effective tax rate is the result of the favorable resolution of an income tax examination. Without this one-time benefit of approximately five percentage points, the increase in the effective tax rate over 2005 was primarily attributable to our mix of U.S. and foreign income.
Discontinued operations - On June 30, 2005, we completed the sale of our Hollow Structural Sections business. On September 1, 2005, we acquired the assets and certain liabilities of Pennsylvania Cold Drawn and on February 15, 2006, we sold certain of these assets and liabilities for cash. Accordingly, the operating results of our Hollow Structural Sections business and Pennsylvania Cold Drawn were segregated from continuing operations and reported separately as discontinued operations for all applicable periods.
Six months ended June 30, 2006 compared to six months ended June 30, 2005
Net revenues – The 26.6% increase in net revenues to $1.027 billion was primarily attributable to the 28.0% increase in total product shipments offset by a slight decrease of 1.1% in our overall average net selling price (primarily driven by a reduction in selling prices in our electrical products segment). Market conditions in the energy segment continue to strengthen, leading to a 31.1% increase in tons shipped (approximately half of which is attributable to our Colombian Operations) and a 2.4% increase in average selling prices. We experienced net revenue increases in our OCTG, line pipe and couplings energy product lines ranging from 13% to 50% and a decrease in our coiled tubing products of less than 10%. Also effecting our net revenues were increased shipments of 14.1% in our electrical segment offset by a 16.4% decrease in average selling price. Our Colombian Operations, which we acquired in May 2005, provided $137.6 million in net revenues for the six months ended June 30, 2006 compared to $15.3 million in net revenues for the same period of 2005 (since our acquisition).
Cost of goods sold – Cost of goods sold increased 16.4% to $786.3 million primarily due to the increased revenues and shipments offset by a decrease of approximately 18% in our average cost of steel component of our cost of goods sold.
Gross profit – Gross profit increased 77.5% to $240.8 million primarily due to our increased shipments and the lower cost of steel flowing through cost of goods sold.
Operating expenses – The overall $9.5 million increase in operating expenses was due primarily to an increase in SG&A expense of $10.1 million, largely a result of the addition of our Colombian Operations ($6.0 million, including amortization of certain intangibles), recording compensation costs of approximately $3.6 million related to the adoption of SFAS 123(R) as mentioned previously and $1.3 million in merger-related expenses. SG&A expenses as a percentage of net sales increased to 4.5% from 4.4% as 2006 includes stock compensation and merger-related expenses.

Interest expense – The $3.9 million increase in interest expense to $9.7 million was attributable to $2.4 million in interest on our $250 million subordinated notes issued in November 2005 and $1.5 million in interest for debt incurred and assumed in connection with our Colombian acquisition in May 2005.
Provision for income taxes – The increase in our provision for income taxes to $56.2 million from $28.1 million was due to higher income from continuing operations offset by a decrease in our effective tax rate to 31.2% from 31.6%. The decrease in our effective tax rate is the result of the favorable resolution of an income tax examination. Without this one-time benefit of approximately two percentage points, the increase in the effective tax rate over 2005 was primarily attributable to our mix of U.S. and foreign income.
Discontinued operations – On June 30, 2005, we completed the sale of our Hollow Structural Sections business. On September 1, 2005, we acquired the assets and certain liabilities of Pennsylvania Cold Drawn and on February 15, 2006, we sold certain of these assets and liabilities for cash. Accordingly, the operating results of our Hollow Structural Sections business and Pennsylvania Cold Drawn were segregated from continuing operations and reported separately as discontinued operations for all applicable periods.
Segment Results
Energy Products Segment

	Three months ended June 30,
	2006	2005	Change	% Change
Net revenues (in thousands)	$410,443	$319,581	$90,862	28.4%
Cost of goods sold (in thousands)	$313,156	$269,137	$44,019	16.4%
Gross profit (in thousands)	$97,287	$50,444	$46,843	92.9%
Gross profit %	23.7%	15.8%
Tons shipped	291,673	228,896	62,777	27.4%
Average sale price per ton	$1,407	$1,396	$11	0.8%
Gross profit per ton	$334	$220	$114	51.8%

	Six months ended June 30,
	2006	2005	Change	% Change
Net revenues (in thousands)	$876,081	$653,169	$222,912	34.1%
Cost of goods sold (in thousands)	$654,767	$553,617	$101,150	18.3%
Gross profit (in thousands)	$221,314	$99,552	$121,762	122.3%
Gross profit %	25.3%	15.2%
Tons shipped	616,588	470,492	146,096	31.1%
Average sale price per ton	$1,421	$1,388	$33	2.4%
Gross profit per ton	$359	$212	$147	69.3%
Demand for our energy products continues to strengthen in 2006 as our net revenues increased for the quarter and year-to-date compared to the same periods in 2005. Our OCTG and line pipe product lines had increases of 29% and 65%, respectively, quarter over quarter and 36% and 50%, respectively, year over year. Our Colombian Operations contributed $57.6 million and $137.6 million in net revenues for the three and six months ended June 30, 2006, respectively, compared to $15.3 million for the one-month period ended June 30, 2005 (from our May 2005 acquisition date). The primary driver of these increased revenues was our increase in shipments due to the continued increases in worldwide average rig counts, the continued maturation of acquisitions, capacity expansions in our facilities, seamless revenue and an increase in the sale of premium alloy OCTG products. We experienced continued improvement in the Canadian market, continued strength in the U.S. market and significant volumes outside of North America, resulting from the on-going activity of our Colombian Operations.
Average active drilling rig counts for the three and six months ended June 30, 2006, as compared to the three and six months ended June 30, 2005, as disclosed in an earlier table, increased 22% and 21%, respectively in the U.S., 17% and 24%, respectively in Canada and remained constant in Latin America. Additional drivers of our results have been significant increases in oil prices sustaining the increases in active drilling and workover rigs and continued increases in consumption of OCTG and other energy products. The increase in our gross margins was primarily the result of lower steel prices flowing through our cost of goods sold in 2006 compared to 2005, in addition to the increase in net revenues.

Electrical Products Segment

	Three months ended June 30,
	2006	2005	Change	% Change
Net revenues (in thousands)	$73,536	$81,062	$(7,526)	-9.3%
Cost of goods sold (in thousands)	$65,953	$65,023	$930	1.4%
Gross profit (in thousands)	$7,583	$16,039	$(8,456)	-52.7%
Gross profit %	10.3%	19.8%
Tons shipped	55,960	55,708	252	0.5%
Average sale price per ton	$1,314	$1,455	$(141)	-9.7%
Gross profit per ton	$136	$288	$(152)	-52.8%

	Six months ended June 30,
	2006	2005	Change	% Change
Net revenues (in thousands)	$150,958	$158,277	$(7,319)	-4.6%
Cost of goods sold (in thousands)	$131,511	$122,163	$9,348	7.7%
Gross profit (in thousands)	$19,447	$36,114	$(16,667)	-46.2%
Gross profit %	12.9%	22.8%
Tons shipped	118,756	104,038	14,718	14.1%
Average sale price per ton	$1,271	$1,521	$(250)	-16.4%
Gross profit per ton	$164	$347	$(183)	-52.7%
Nonresidential construction spending, the primary driver of our electrical products business, was up 2.1% for the first quarter of 2006 and is estimated to finish up 4.7% for the second quarter of 2006 compared to the same periods in 2005 (final data for the quarter ended June 2006 is not yet available). For the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005, our electrical conduit shipments increased 26% and 27%, respectively. Approximately 72% and 71%, respectively of these increases was due to our Colombian Operations. Our reduced margins are due primarily to the lower selling prices.
LIQUIDITY AND CAPITAL RESOURCES
We operate in a capital intensive business and access to various financing resources is vital to our continued financial strength. We have been successful in obtaining financing from a variety of sources on terms we consider attractive. We expect to continue to maintain access to capital sources in the future because we exhibit certain characteristics we believe are considered important by the financial markets in determining our access to attractive financing alternatives. These characteristics include the essential nature of the services we provide, our large and diverse customer base, our liquidity profile, our asset base, and a disciplined capital allocation.
We continually monitor our actual and forecasted cash flows, our liquidity, and our capital resources, which enables us to plan for our present and future needs and fund unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to our working capital needs, we have committed cash requirements for the construction and expansion of our operating facilities. Additionally, under the terms of our Merger Agreement with Tenaris, no dividends can be declared, set aside or paid and we can make no redemptions or repurchases of our stock prior to consummation of the merger.
Merger
Completion of the merger previously discussed will trigger the “change in control” provisions in severance agreements for our named executive officers providing for, among other things, a payment of up to 2.5 times each named executive’s annual salary and bonus, as defined in the severance agreements, totaling $5.2 million (exclusive of any gross-up payments for excise tax). The Merger Agreement permits us to implement a retention and transaction bonus plan and we may award prorated bonuses to our employees under our existing bonus programs. The expected pay-out under these bonus programs would be $16.0 million. Completion of this merger will also trigger change in control provisions of our employee and director stock option plans whereby the vesting of stock options, restricted stock and restricted stock units is accelerated in connection with a change in control. Under certain circumstances resulting in the termination of the Merger Agreement, Maverick will be required to pay a termination fee of $72.5 million to Tenaris and reimburse Tenaris for expenses up to a maximum of $5.0 million. In the event the merger is not consummated due to the failure to receive Canadian and Colombian competition approvals, Tenaris will be required to pay Maverick $30.0 million.

Debt
Our senior revolving credit facility provides up to $325.0 million of revolving credit and an expansion for up to a maximum of $450.0 million upon bank approval. The senior revolving credit facility is secured by certain accounts receivable, inventories, property, plant and equipment and all or part of the voting stock of our subsidiaries. Our borrowing capacity under this senior revolving credit facility is based on a percentage of eligible accounts receivable, eligible inventory and property, plant and equipment reduced by outstanding letters of credit. Interest is payable at U.S. and/or Canadian prime rates, banker’s acceptance rates or LIBOR adjusted by an interest rate margin, depending upon certain financial measurements. If availability falls below $75.0 million, the senior revolving credit facility limits capital expenditures to $40.0 million per year. Also, if availability falls below $50.0 million, we become subject to certain restrictions and covenants, including maintaining a minimum fixed charge coverage ratio and our senior lenders can exercise dominion over our cash. If this occurs, the full amount outstanding would be classified as a current liability. In addition, the senior revolving credit facility limits our ability to pay dividends, create liens, sell assets or enter into certain transactions with affiliates without the consent of the lenders. As of June 30, 2006, we had an outstanding balance of $70.0 million, an average interest rate of 6.41%, letters of credit outstanding of $4.7 million and additional availability of approximately $240.2 million.
We have a one-year $50.0 million loan for our Colombian Operations with interest payable at LIBOR plus an interest rate margin of 1.5%. As of June 30, 2006, the debt balance was $43.5 million, at an interest rate of 6.49% and is classified as a current liability due to the short term nature of the loan. We also have $1.9 million in letters of credit outstanding in connection with our Colombian Operations. We are in discussions with several banks for the potential of converting this debt into long term debt of our Colombian Operations during 2006.
2005 Notes
In November 2005, we issued, in a private placement, $250 million aggregate principal amount of 1.875% Convertible Senior Subordinated Notes due 2025 (the “2005 Notes”). Interest is payable semi-annually in May and November of each year, which began in May 2006. These notes were registered with the Securities and Exchange Commission in January 2006. The notes are general unsecured obligations and are subordinated to our present and future senior indebtedness.
The 2005 Notes are convertible into cash and, if applicable, shares of our common stock (at an initial conversion rate of 24.6406 shares of common stock per $1,000 principal amount of notes - equivalent to an initial conversion price of approximately $40.58 per share of common stock) on any day prior to the close of business on the scheduled trading day immediately preceding August 15, 2013 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period’’) in which the trading price per note for each day of that measurement period was less than 103% of the product of the last reported sale price of our common stock and the conversion rate on each such day; or (2) upon the occurrence of specified corporate events as defined in the agreement. On and after August 15, 2013 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. The maximum number of shares issuable upon conversion would be 6,160,150.
Consummation of the transactions contemplated by the Merger Agreement (the “Merger”) will constitute a fundamental change that will enable the holders to convert the 2005 Notes at any time after the 30th scheduled trading day prior to the anticipated effective date of such transaction. Holders who convert 2005 Notes in connection with the Merger will be entitled to receive cash and shares of our common stock if the conversion consideration owing in respect of such conversion is deliverable prior to the closing date of the Merger. The entire amount of any conversion consideration that is deliverable on or after the closing date will be paid in cash. In each case, the amount of cash and shares of our common stock, if any, will be based on a daily conversion value calculated on a proportionate basis for each day of the relevant 20 trading day observation period. In addition, a make-whole premium, expressed as an increase in the conversion rate applicable to the 2005 Notes, will be payable to holders who convert 2005 Notes in connection with the Merger. Such make-whole premium will be calculated by reference to the terms of the indenture and the closing date and will be payable in cash only after the closing date.
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

In connection with the issuance of the 2005 Notes, we entered into convertible note hedge and warrant option transactions with respect to our common stock. The maximum number of shares to be issued under the warrant is 6,160,150, subject to certain adjustment provisions. These transactions have no effect on the terms of the 2005 Notes and were intended to reduce the potential dilution upon future conversion of the 2005 Notes.
The consummation of the Merger will result in early termination of the convertible note hedge and warrant option transactions. The net effect of the conversion of any 2005 Notes in connection with the Merger and the early termination of the convertible note hedge and warrant option transactions is that the net amount payable by the Company will not exceed the amount the Company would be required to pay upon conversion of such 2005 Notes after the closing date in connection with the Merger. With respect to any 2005 Notes that are not converted in connection with the Merger, the net effect of the early termination of the convertible note hedge and warrant option transactions is that neither the Company nor its counterparty will have any further obligation.
The net proceeds from these notes were used to repurchase 6,299,670 shares of our common stock through March 31, 2006 (the expiration date of our repurchase program, as approved by our Board of Directors).
2004 Notes and 2003 Notes
In June 2003, we issued, in a private placement, $120 million aggregate principal amount of 4.0% Convertible Senior Subordinated Notes due 2033 (the “2003 Notes”) that are convertible under certain limited circumstances into shares of our common stock at a conversion price of $29.19 per share (provided certain contingencies are met, including our common stock has exceeded 120.0% of the conversion price then in effect for 20 trading days out of 30 consecutive trading days). In December 2004, we completed an exchange offer that resulted in the exchange of $115.5 million of the 2003 Notes for new notes that have identical terms, other than a net share settlement upon conversion and the public acquirer change of control features, as defined in the agreement (the “2004 Notes”). As a result of the exchange offer, we have $115.5 million of the 2004 Notes and $4.5 million of the 2003 Notes outstanding as of June 30, 2006. The 2004 Notes and the 2003 Notes are convertible into a maximum of 4,110,997 shares of our common stock.
Both the 2003 Notes and the 2004 Notes bear interest at 4.0% per annum, paid semi-annually and are due June 15, 2033. Beginning with the six-month interest period commencing on June 15, 2008, we may pay contingent interest during a six-month interest period if the average trading price of the convertible notes equals or exceeds 130.0% of the principal amount during a specified period prior to such six-month interest period. The convertible notes are general unsecured obligations and are subordinated to our senior indebtedness referred to above. Additionally, as of December 31, 2005 and June 30, 2006, these notes were classified as current maturities of long-term debt because they were convertible at the election of the note holders as our stock price exceeded 120.0% of the conversion price, or $35.03, for at least 20 days during a consecutive 30-trading day period ending on a calendar quarter, as defined in the indenture. If conditions to convert these notes are not met in future periods, the notes will no longer be convertible and will be classified as long-term debt.
The 2003 Notes are currently convertible into shares of our common stock at a conversion rate of 34.2583 shares of our common stock per $1,000 principal amount of the notes. The 2004 Notes are currently convertible into a combination of cash and shares, if any, in lieu of only shares. Cash paid will equal the lesser of the principal amount and their conversion value. Shares of common stock will be issued to the extent the conversion value exceeds the principal amount.
The consummation of the Merger will also constitute an event that will enable the holders to convert the 2003 Notes and 2004 Notes. Holders who convert 2003 Notes prior to the closing date of the Merger will be entitled to receive shares of our common stock if the conversion consideration owing in respect of such conversion is deliverable prior to the closing date. Holders who convert 2004 Notes prior to the closing date will be entitled to receive cash and shares of our common stock, if any, if the conversion consideration owing upon conversion is deliverable prior to the closing date. The entire amount of any conversion consideration owing in respect of conversion of any 2003 Notes or 2004 Notes that is deliverable on or after the closing date will be paid in cash.
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

Our net debt to total capitalization ratio (defined as total debt less cash (n), divided by equity plus (n)) decreased from 43.8% at December 31, 2005 to 37.7% at June 30, 2006. We believe this ratio is a measure of our long-term liquidity and is an indicator of financial flexibility.
Summary of Cash Flow Activity
The following is a summary of our cash flows (in thousands):

	Six months ended June 30,
	2006	2005
Net cash provided (used) by continuing operating activities	$39,000	$(13,332)
Net cash used by investing activities	(18,226)	(100,191)
Net cash provided by financing activities	35,211	92,580
Net cash (used) provided by discontinued operations	(3,247)	15,841
Net Cash Provided (Used) by Continuing Operating Activities – During the six months ended June 30, 2006, cash provided by operations was impacted primarily by a $137.6 million increase in inventories (due primarily to a general build of inventory to meet demand and the higher cost of steel in 2006 compared to year-end 2005) and a $27.1 million increase in accounts payable. During the six months ended June 30, 2005, cash used by operations was impacted primarily by a $17.4 million decrease in inventories, a $53.5 million decrease in accounts payable and a $25.6 million decrease in income taxes payable.
Net Cash Used by Investing Activities – The primary factors affecting net cash used by investing activities for the six months ended June 30, 2006, were capital expenditures of $30.3 million offset by proceeds of $12.1 million from the sale of our Pennsylvania Cold Drawn business and the sale of certain assets and liabilities of our electrical segment business in Colombia. The factors affecting net cash provided by investing activities during the six months ended June 30, 2005, were $129.7 million paid to acquire our Colombian Operations (net of cash received) and capital expenditures of $29.7 million offset by proceeds from the sale of discontinued operations of $37.8 million and the sale of investments of $19.9 million.
Net Cash Provided by Financing Activities – Net cash provided by financing activities during the six months ended June 30, 2006, was from net borrowings under our senior revolving credit facility of $44.5 million (to fund our capital expenditure projects and inventory) offset by $7.7 million in payments on other debt, primarily our bank loan in Colombia, and $3.6 million used to complete our purchase of shares taken into treasury. The primary source of net cash provided by financing activities during the six months ended June 30, 2005 was net borrowings of $95.8 million on our revolving credit facility, used primarily to fund our acquisition in Colombia.
Our capital expenditure budget for 2006 is $72.6 million, of which $29.6 million relates to projects started in 2005 and carried over into 2006. These carry-over projects relate to our alloy expansion as well as the expansion at one of our Precision facilities to increase the availability of coiled tubing to meet increasing demand and the completion of the consolidation of our electrical conduit manufacturing facilities into our new facility in Louisville, Kentucky (opened in May 2006). New 2006 projects total $43.0 million and include the expansion of our premium alloy OCTG product capacity at TuboCaribe by 60,000 tons and the addition of a third API threading line to our Canadian facility. We expect to meet ongoing working capital and the capital expenditure requirements from a combination of cash flow from operating activities and available borrowings under our senior revolving credit facility.
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
CRITICAL ACCOUNTING ESTIMATES
Certain accounting issues require management estimates and judgments for the preparation of financial statements. We believe that the estimates, assumptions and judgments described in our December 31, 2005 annual report on Form 10-K, as amended, relating to valuation of goodwill and other intangible assets, accounts receivable collectibility, income tax matters and pension plans have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting estimates. Our management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the disclosure relating to these estimates in the MD&A.
Our critical accounting policies and estimates are more fully described in our annual report on Form 10-K for the year ended December 31, 2005, as amended. Our critical accounting policies and estimate assumptions have not changed during 2006.

Management believes the application of these policies on a consistent basis enables us to provide the users of the financial statements with useful and reliable information about our operating results and financial condition.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to interest rate risk to the extent that we borrow against our senior credit facility and other variable rate debt. Assuming the current level of borrowings of $128.5 million at variable rates and a two-percentage-point change in the average interest rate under these borrowings, it is estimated our interest expense for the three and six months ended June 30, 2006, would have changed by approximately $0.6 million and $1.3 million, respectively. In the event of an adverse change in interest rates, we would likely take actions that would mitigate our exposure to interest rate risk. Further, no consideration has been given to the effects of the change in the level of overall economic activity that could exist in such an environment.
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
Foreign Currency Risk
Our cash flows related to our Canadian operations are measured and reported in Canadian dollars. The Canadian operations are translated to the U.S. dollar equivalent based on published exchange rates for the reporting period. The functional currency for our Colombia operations is primarily U.S. dollars, with approximately 70%-80% of our Latin American operation’s transactions being U.S. dollar based and the remainder of which are Colombian Peso based and are translated to the U.S. dollar equivalent based on published exchange rates for the reporting period. The translation process creates foreign currency risks to our earnings, but is necessary to consolidate our operations for U.S. reporting purposes. We understand this risk, but due to its nature, hedging this type of risk can create more risk and be viewed negatively from governing bodies; therefore we choose not to mitigate our translational risk. We have reviewed our transactional foreign currency risk from a global perspective and have mitigated the majority of this risk through specific business transactions. The remaining transactional foreign currency risk is minimal as of June 30, 2006. We will continue to assess and mitigate our significant transactional foreign currency risk as it arises.
ITEM 4. Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006. Based on such review and evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2006, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time period specified in the Security and Exchange Commission’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
During the three and six months ended June 30, 2006, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings – We periodically have claims arising in the normal course of business that proceed to litigation. We maintain insurance coverage against these claims and are not aware of any litigation to which we are a party where the outcome would have a material adverse effect on our business or operations. No material changes have occurred since our last filing.
ITEM 1A. Risk Factors – In addition to the other information set forth in this report, you should carefully consider the risk factor described below with the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, as amended, which could materially affect our business, financial condition or future results. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.
Failure to complete the merger could negatively affect the stock price and the future business and financial results of our Company.
On June 13, 2006, we announced that we had entered into a definitive merger agreement pursuant to which OS Acquisition Corporation, a wholly-owned subsidiary of Tenaris, will be merged with and into Maverick and each outstanding share of Maverick common stock (other than dissenting shares) will be converted into the right to receive $65 per share in cash. The transaction is subject to approval by the holders of a majority of the outstanding shares of Maverick common stock, the receipt of regulatory approvals and other customary closing conditions.
In the event that the merger agreement is not adopted by Maverick’s stockholders or if the merger is not completed for any other reason, Maverick stockholders will not receive any payment for their shares of Maverick common stock. Instead, Maverick will remain a public company, its common stock will continue to be listed and traded on the New York Stock Exchange and Maverick stockholders will continue to be subject to the same risks and opportunities as they currently are with respect to their ownership of Maverick common stock. If the merger is not completed, there can be no assurance as to the effect of these risks and opportunities on the future value of Maverick common stock, including the risk that the market price of Maverick common stock may decline to the extent that the current market price of our stock reflects a market assumption that the merger will be completed. In addition, in such case, there can be no assurance that any other transaction acceptable to Maverick would be offered or that the business, prospects or results of operations of Maverick would not be adversely impacted.
Maverick and Tenaris may terminate the merger agreement under certain circumstances. In specified circumstances, if the merger agreement is terminated before the effective time of the merger, Maverick has agreed to pay Tenaris a fee of $72.5 million and reimburse up to $5 million of Tenaris’ documented out-of-pocket expenses.
ITEM 2. Unregistered sales of Equity Securities and Use of Proceeds – none
ITEM 3. Defaults upon Senior Securities – none
ITEM 4. Submission of Matters to a Vote of Security Holders –
The Company’s annual meeting of stockholders was held on May 15, 2006. At the meeting, the stockholders voted on matters as follows:
1. Election of Board of Directors –

	Votes For	Votes Against	Votes Withheld
C. Robert Bunch	31,330,978	—	1,067,634
Gerald Hage	31,943,151	—	455,461
David H. Kennedy	31,943,445	—	455,167
Wayne P. Mang	31,767,114	—	631,498
Paul McDermott	31,459,153	—	939,459
C. Adams Moore	31,761,240	—	637,372
Jack B. Moore	31,943,596	—	455,016
2. Ratification of Auditors –

Votes For	32,124,587
Votes Against	260,974
Votes Abstained	13,051
ITEM 5. Other Information – none
ITEM 6. Exhibits

Exhibit No.	Description
15.1	Letter re: Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

Exhibit No.	Description
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer.

32.2	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Maverick Tube Corporation
(Registrant)

Date: August 9, 2006	/s/ C. Robert Bunch
C. Robert Bunch
Chairman of the Board of Directors, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2006	/s/ Joyce M. Schuldt
Joyce M. Schuldt
Senior Vice President – Finance, Chief Financial Officer and Secretary
(Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
15.1	Letter re: Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Executive Officer.

32.2	Certification (Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) of Chief Financial Officer.